Form 10-Q
period 1998-09-30
PARK PLACE ENTERTAINMENT CORP
filed 1998-11-06
CIK 1070794

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from.................. to .......................


Commission file number 1-14573

                      PARK PLACE ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        88-0400631
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

               3930 HOWARD HUGHES PARKWAY, LAS VEGAS, NEVADA  89109
               (Address of principal executive offices) (Zip code)
                                 (702) 699-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X
                                                   ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998 --- Common stock, $.01 par value --- 100 shares.

PART I         FINANCIAL INFORMATION
------------------------------------

Company or group of companies for which report is filed:

                    PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

ITEM 1.        FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                                         Three months ended   Nine months ended
                                                                             September 30       September 30,
                                                                            1998      1997      1998      1997
------------------------------------------------------------------------------------------     ----------------
Revenue                  Casino                                          $   493       471     1,468     1,369
                         Rooms                                                74        78       239       243
                         Food and beverage                                    65        66       203       195
                         Other products and services                          36        42       113       118
                         -----------------------------------------------------------------     ----------------
                                                                             668       657     2,023     1,925
------------------------------------------------------------------------------------------     ----------------

Expenses                 Casino                                              264       259       785       743
                         Rooms                                                29        29        86        86
                         Food and beverage                                    61        57       182       168
                         Other expenses, including
                          remittances to owners                              220       216       685       668
                         Corporate, net                                        2         3         6        14
                         -----------------------------------------------------------------     ----------------
                                                                             576       564     1,744     1,679
------------------------------------------------------------------------------------------     ----------------

Operating income                                                              92        93       279       246

                         Interest and dividend income                          3        12        17        22
                         Interest expense                                    (23)      (13)      (66)      (59)
                         Interest expense, net, from equity
                          investments                                         (3)       (1)       (9)       (6)

------------------------------------------------------------------------------------------     ----------------

Income before income taxes
and minority interest                                                         69        91       221       203

                         Provision for income taxes                           31        38       101        84
                         Minority interest, net                                -         -         2         3
------------------------------------------------------------------------------------------     ----------------

Net income                                                               $    38        53       118       116
------------------------------------------------------------------------------------------     ----------------
------------------------------------------------------------------------------------------     ----------------

Basis Earnings Per Share - Pro Forma                                     $   .15       .20       .45       .44
------------------------------------------------------------------------------------------     ----------------
------------------------------------------------------------------------------------------     ----------------

Diluted Earnings Per Share - Pro Forma                                   $   .15       .20       .45       .44
------------------------------------------------------------------------------------------     ----------------
------------------------------------------------------------------------------------------     ----------------

Weighted Average Common and Equivalent Shares - Pro Forma
Basic                                                                        261       264       261       263
------------------------------------------------------------------------------------------     ----------------
------------------------------------------------------------------------------------------     ----------------
Diluted                                                                      262       266       263       265
------------------------------------------------------------------------------------------     ----------------
------------------------------------------------------------------------------------------     ----------------

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)


                                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                                    1998           1997
------------------------------------------------------------------------------------------------------------------------

Assets
  Cash and equivalents                                                                             $  119            224
  Temporary investments                                                                                 2             40
  Accounts receivable, net                                                                            130            159
  Other current assets                                                                                104             86
------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                              355            509
  Investments                                                                                         187            176
  Property and equipment, net                                                                       3,990          3,621
  Goodwill                                                                                          1,309          1,303
  Other assets                                                                                         60             80
------------------------------------------------------------------------------------------------------------------------
    Total investments, property and other assets                                                    5,546          5,180
------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                                     $5,901          5,689
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Liabilities and Division Equity
  Accounts payable and accrued expenses                                                            $  321            357
  Current maturities of long-term debt                                                                 46             34
  Income taxes payable                                                                                  2              2
------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                         369            393
  Long-term debt                                                                                    1,564          1,272
  Deferred income taxes and other liabilities                                                         637            643
  Division equity                                                                                   3,331          3,381
------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Division Equity                                                            $5,901          5,689
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

                                                                                                    Nine months ended
                                                                                                       September 30,
                                                                                                     1998       1997
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                                                       $     118        116
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                        161        149
    Amortization of loan costs                                                                             1          1
    Change in working capital components                                                                 (26)        36
    Change in deferred income taxes                                                                       14         12
    Change in other liabilities                                                                          (26)       (71)
    Other                                                                                                 15        (42)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                              257        201
-----------------------------------------------------------------------------------------------------------------------
Investing Activities
  Capital expenditures                                                                                  (469)      (304)
  Additional investments                                                                                  (8)       (51)
  Payments on notes and other                                                                             11          9
  Acquisitions, net of cash acquired                                                                     (58)       (55)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                                 (524)      (401)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities
  Payments on debt                                                                                        (7)        (7)
  Advances from Parent                                                                                   169        169
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                              162        162
-----------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Equivalents                                                                        (105)       (38)
Cash and Equivalents at Beginning of Year                                                                224        252
-----------------------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                                                              $     119        214
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On June 30, 1998, Hilton Hotels Corporation (Parent) announced that it will separate its gaming and lodging operations (the Spin-Off), thereby creating a new publicly held gaming company which will be renamed Park Place Entertainment Corporation (Park Place). As part of the Spin-Off, Parent will contribute to Park Place, at book value, substantially all of its gaming assets and operations. During the period covered by these financial statements, these businesses were under common control operating as a division of Parent. These financial statements have been prepared from Parent's historical accounting records and present substantially all of the operations of businesses that will be owned and operated by Park Place as if Park Place had been a separate entity for all periods presented. The separation will be accomplished through a tax free distribution (the Hilton Distribution) to Parent shareholders of the shares of Park Place. Following completion of the Hilton Distribution, the Company will merge with the Mississippi gaming operations of Grand Casinos, Inc. (Grand) in a transaction comprised entirely of Park Place stock.

Both transactions are subject to shareholder and regulatory approvals and are expected to be completed by year-end 1998. Parent plans to obtain a ruling from the Internal Revenue Service that the distribution will not be taxable to Park Place or its shareholders. The Boards of Directors of both Parent and Grand have approved the transactions.

In anticipation of the Spin-Off, a pro-rata portion of Parent's historical public and corporate bank debt balance and related interest expense has been allocated to Park Place for all periods presented. The amounts of these balances allocated to Park Place were based on the estimate that approximately 50 percent of Parent's public and corporate bank debt will be assumed by Park Place at the time of the Hilton Distribution.

The Spin-Off will result in the division of certain of Parent's existing corporate support functions between the two resulting entities. Corporate expense included in Park Place's financial results represents an allocation of Parent's consolidated corporate expense to the entities comprising Park Place. The allocation of corporate expense is based on a specific review to identify costs incurred for the benefit of the lodging business, the gaming business or both, and in management's judgment results in a reasonable allocation of such costs. Incremental costs, estimated to be approximately $10 million annually, will be incurred by Park Place to support its operations as a stand-alone entity after the Hilton Distribution.

Park Place is primarily engaged in the ownership and management of casinos and casino-hotel properties. Park Place operates in select markets throughout the world, predominately in the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The consolidated interim financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principals have been condensed or omitted. Park Place believes the disclosures made are adequate to make the interim financial information presented not misleading.

In the opinion of management, the accompanying consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the unaudited periods.

The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 1998. These reclassifications have no effect on net income.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Park Place, its majority owned and controlled subsidiaries and the gaming division contributed as described above. Park Place also consolidates the operating results and working capital of affiliates operated under long-term management agreements, including such affiliates in which Park Place has investments of 50% or less. These agreements effectively convey to Park Place the right to use the properties in exchange for payments to the property owners, which are based primarily on the properties' profitability. The consolidated financial statements include the following amounts related to managed casinos:

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                         ------------------    --------------------
                                                          1998       1997        1998       1997
                                                         -------    -------    ---------  ---------
               (in millions)
Revenue                                                   $88         109          323      355
Operating expenses, including remittances to owners        79         104          290      332

                                                       At September 30, 1998       At December 31, 1997
                                                       ---------------------       --------------------
Current assets and current liabilities(1)                      $31                           59

------------------------

(1) Including cash and equivalents of $9 million and $25 million, respectively.

On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

Upon adoption of EITF 97-2, which is expected to be in the fourth quarter of 1998, Park Place will no longer include in its financial statements the revenues, operating expenses and working capital of its managed properties. Application of EITF 97-2 will have no impact on reported operating income, net income, earnings per share or stockholders' equity.

PRO FORMA EARNINGS PER SHARE

Pro forma earnings per share (EPS) is calculated for all periods presented based on the expected Hilton Distribution. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS reflects the effect of assumed stock option exercises. The sum of the quarterly EPS may differ from the nine month EPS due to the required method of computing the weighted average number of shares in the respective periods.

LONG-TERM DEBT

A pro-rata portion of Parent's historical corporate debt balance and interest expense has been allocated to Park Place and included in these consolidated financial statements for all periods presented based on an estimate of Parent's corporate debt that will be assumed by Park Place at the time of the Hilton Distribution. The amounts of Parent's corporate interest expense allocated to Park Place were $64 million and $54 million for the nine months ended September 30, 1998 and 1997, respectively.

DIVISION EQUITY

Changes in division equity consisted of the following:

                                                                             NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1998
                                                                            -------------------
Beginning balance                                                                 $3,381
Net income                                                                           118
Intercompany activity with Parent                                                   (168)
                                                                                  ------
Ending balance                                                                    $3,331
                                                                                  ------
                                                                                  ------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $65 million and $55 million for the nine months ended September 30, 1998 and 1997, respectively. These amounts assume that interest expense allocated by Parent is paid in the period allocated. No income taxes were paid by Park Place as these payments were the responsibility of the Parent.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company has adopted SFAS No. 130 beginning January 1, 1998. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements or in the footnotes to the interim financial statements. Comprehensive income for the nine months ended September 30, 1998 and 1997 is as follows:

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          -----------------       -----------------
                                          1998     1997           1998     1997
                                          ----     ----           ----     ----
Net income                                 $38       53            118      116
Change in unrealized holding
  gains/losses on securities                 1        3             (3)       4
                                          ----     ----           ----     ----
Comprehensive income                       $39       56            115      120
                                          ----     ----           ----     ----
                                          ----     ----           ----     ----

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGY

Park Place expects to expand its gaming business through acquisitions of quality assets in established markets and selective new development. The pending merger with Grand's Mississippi Business exemplifies Park Place's continued execution of this strategy which began with the December 1996 merger with Bally Entertainment Corporation. Park Place's new development efforts are currently concentrated on the construction of the 2,900-room Paris Casino-Resort on the Las Vegas Strip which is expected to open in the fall of 1999. Park Place intends to seek additional expansion and new development opportunities, both domestically and internationally, where superior returns can be demonstrated. Park Place believes that in addition to its cash flow from operations, it will have access to financial resources sufficient to finance its future growth.

FINANCIAL CONDITION

     LIQUIDITY

Net cash provided by operating activities for the nine months ended September 30, 1998 increased $56 million to $257 million from the prior year due primarily to significantly improved results at the Las Vegas Hilton, the addition of 300 hotel rooms at the Conrad International Punta del Este Resort and Casino in late 1997 and the opening of "The Wild Wild West" Casino in Atlantic City.

     ACQUISITIONS AND CAPITAL SPENDING

Cash used in investing activities was $524 million and $401 million for the nine months ended September 30, 1998 and 1997, respectively. Investing activities cash flows include expenditures for normal capital replacements, new construction, and improvement projects at existing facilities that are evaluated on an ROI basis. Investing activities also include acquisitions and investments in and loans to affiliates.

Capital expenditures for the nine month period ended September 30, 1998 include costs relating to the construction (which began in April 1997) of the $760 million, 2,900-room Paris Casino-Resort. This property, which is located adjacent to the Bally's Las Vegas on the Strip, will feature an 85,000 square foot casino, a 50-story replica of the Eiffel Tower, thirteen restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. This project is expected to be completed in the fall of 1999 with the majority of expenditures occurring in the 1998 and 1999 periods.

In June 1997, Bally's Grand, Inc., a majority owned subsidiary which owns Bally's Las Vegas, agreed to settle pending shareholder litigation and pursuant thereto repurchased certain outstanding shares of common stock and warrants. As a result, the indirect ownership of Bally's Grand, Inc. increased from 84% to 95% at a cost of $55 million. Under the terms of the settlement, Park Place acquired the remaining interest in March 1998. Acquisitions in the 1998 period include the acquisition of the remaining 5% interest in Bally's Grand, Inc. for $44 million and the $15 million acquisition of the Atlantic City Country Club.

In addition to an estimated $550 million in 1998 expenditures related to acquisitions and new construction, Park Place anticipates spending approximately $170 million in 1998 on normal capital replacements, ADA/safety compliance projects, structural and technology upgrades and $50 million on improvement projects that are evaluated on an ROI basis.

     FINANCING

Concurrently with the Hilton Distribution, Park Place will assume primary liability for $625 million of Hilton's fixed rate debt. The payment terms of this debt assumption will mirror the terms of Hilton's existing $300 million 7 3/8% Notes due 2002 and its $325 million 7% Notes due 2004. Hilton and Park Place will enter into supplemental indentures with the Trustee providing for the assumption by Park Place of the payment obligations under the existing indentures. In addition, Park Place will be allocated a majority of Hilton's outstanding obligations under its $1.75 billion bank revolving credit facility at the time of the Hilton Distribution. Park Place expects to enter into a new bank credit facility on commercially competitive terms. The new bank facility will, among other things, facilitate the refinancing of the Hilton allocated bank debt and allow Park Place to pursue its acquisition and development strategy.

Park Place's expected pro rata portion of Hilton's public and corporate bank debt balances at the time of the Hilton Distribution is estimated to be 50%. As such, the pro rata portion of Hilton's historical outstanding public debt and corporate bank debt balances and related interest expense has been allocated to Park Place for all periods presented.

RESULTS OF OPERATIONS

The following discussion presents an analysis of results of operations of Park Place for the three and nine months ended September 30, 1998 and 1997. EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash items) is presented supplementary in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income from continuing operations), nor should it be considered as an indicator of the overall financial performance of Park Place. Park Place's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

A summary of Park Place's consolidated revenue and earnings for the three months ended September 30, 1998 and 1997 is as follows:

                                                   1998      1997    % CHANGE
                                                   ----      ----    --------
                                                   (in millions)
Revenue                                            $668       657         2 %
Operating income                                     92        93        (1)%
Income from continuing operations                    38        53       (28)%

Other Operating Data
EBITDA                                             $147       148        (1)%


Total revenue increased two percent in the 1998 third quarter to $668 million from $657 million in 1997. Casino revenue, a component of gaming revenue, increased five percent to $493 million in 1998 compared to $471 million in the prior year quarter. EBITDA from the gaming division was $147 million, a one percent decrease from $148 million in the prior year quarter, and gaming operating income decreased one percent to $92 million from $93 million last year. Park Place was impacted by difficult market conditions in Reno, lower than expected REVPAR due to sluggish market conditions in Las Vegas and a comparatively low table game hold percentage combined with lower margins at Bally's Park Place in Atlantic City.

EBITDA at the Las Vegas Hilton increased $6 million over the prior year quarter, more than doubling last year's results. Total casino revenue increased significantly due to higher volumes both in non-baccarat table games and slots. Park Place's efforts to broaden the property's domestic customer base have resulted in significant increases in non-baccarat table game and slot volume and a decrease in baccarat play. Table game (excluding baccarat) and slot win increased 66 percent and 11 percent, respectively.

Baccarat volume decreased 26 percent, however total baccarat win increased 69 percent due to a significantly higher win percentage in the 1998 quarter. Despite third quarter occupancy growth of three points to 83.2 percent, the property's non-casino revenue decreased $1 million as a result of an 11 percent drop in the average room rate. Results at the Las Vegas Hilton are more volatile than Park Place's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property. However, Park Place believes that its implementation of new casino marketing and entertainment strategies has broadened the Las Vegas Hilton's domestic customer base and increased non-premium play volume.

EBITDA from the Flamingo Hilton - Las Vegas decreased $3 million from the prior year quarter, primarily due to a decline in the property's non-casino revenue. Occupancy decreased two points to 87.6 percent and average rate declined seven percent to $69.02. An 18 percent increase in slot win was partially offset by a 13 percent decrease in table game win. Bally's Las Vegas generated EBITDA of $20 million in the 1998 third quarter, an increase of $1 million from last year. A decrease in non-casino revenues softened the impact of the property's increases in table game and slot win. Occupancy was up fractionally while average rate decreased six percent to $81.19

Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno decreased $6 million from the 1997 quarter. Both Reno properties recorded lower occupancy and lower average rate compared to the 1997 period due to difficult conditions that are continuing to challenge the market.

Occupancy for the Nevada hotel-casinos was 87.5 percent in the 1998 third quarter compared to 86.6 percent last year. The average room rate for the Nevada properties was $67.88 compared to $72.46 in the prior year period.

In Atlantic City, Bally's Park Place generated EBITDA of $52 million, a decrease of 12 percent from last year's $59 million. The decrease was primarily attributable to lower margins and low table game hold and slot win combined with a difficult comparison due to the impact of the successful grand opening of "The Wild Wild West" casino in the 1997 third quarter. The Atlantic City Hilton reported EBITDA of $19 million,

$6 million above the third quarter last year. The improvement was due to higher table game drop and win and the impact of the property's 300-room tower construction on pedestrian traffic, which reduced gaming volume in the 1997 quarter.

Occupancy for the Atlantic City hotel-casinos was 96.8 percent in the 1998 third quarter compared to 95.1 percent last year. The average room rate for the Atlantic City properties was $94.76 compared to $103.13 in the 1997 quarter. New hotel room supply in the Atlantic City market has put downward pressure on room rates.

Combined EBITDA from Park Place's riverboat properties in Mississippi, Louisiana, and Missouri increased $3 million over last year's quarter, while EBITDA contribution from Park Place's two hotel-casinos in Australia was comparable to the prior year quarter in spite of adverse conditions in Asia and continued weakness of the Australian dollar.

Depreciation and amortization for Park Place, including Park Place's proportionate share of equity investments, was $54 million in the third quarters of 1998 and 1997.

The gaming industry continues to experience growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge Park Place's existing market share. These projects could adversely impact Park Place's future gaming income.

CORPORATE ACTIVITY

Interest and dividend income decreased $9 million in the 1998 period to $3 million. The 1997 period includes interest income of Park Place's investment in mortgage notes of Claridge Hotel and Casino Corporation. Consolidated interest expense increased $10 million to $23 million due primarily to a higher allocated debt balance resulting from acquisition spending.

The effective income tax rate for the 1998 period increased to 44.9 percent compared to 41.8 percent for 1997. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

A summary of Park Place's consolidated revenue and earnings for the nine months ended September 30, 1998 and 1997 is as follows:

                                                      1998   1997    % CHANGE
                                                     -----   -----   ---------
                                                     (in millions)
Revenue                                             $2,023   1,925         5%
Operating income                                       279     246        13%
Income from continuing operations                      118     116         2%

Other Operating Data
EBITDA                                              $  446     400        12%


Total revenue increased five percent in the nine month period to $2.0 billion. Casino revenue, a component of gaming revenue, increased seven percent to $1.5 billion in 1998 compared to $1.4 billion in the prior year. Total EBITDA was $446 million, a 12 percent increase from $400 million in the 1997 period, and operating income increased 13 percent to $279 million from $246 million in 1997. Park Place's 1998 nine month results benefited from significantly improved operations at the Las Vegas Hilton, the addition of 300 hotel rooms at the Conrad International Punta del Este in late 1997 and the opening of The Wild Wild West casino in Atlantic City.

EBITDA at the Las Vegas Hilton increased $15 million over the prior year to $50 million. Park Place's efforts to broaden the property's domestic customer base have resulted in significant increases in non-baccarat table game and slot volume and a decrease in baccarat play. Non-baccarat table game win increased 50 percent and slot revenue increased 22 percent on higher volume and comparable win percentages. Baccarat volume decreased 18 percent from the prior year, however baccarat win increased 20 percent on a significantly increased win percentage.

EBITDA from the Flamingo Hilton - Las Vegas declined $4 million from the prior year to $77 million due to lower table game volume and win and a decline in non-casino revenues. Occupancy declined one point to 90.3 percent, and the average rate fell five percent to $76.31. Bally's Las Vegas generated EBITDA of $67 million for the nine month period, a decrease of $2 million from the prior year. The decline was due to a one point decrease in table game win percentage combined with lower drop and lower rooms revenue resulting from a one point decline in occupancy and a two percent decrease in the average rate to $89.76. Combined EBITDA from the Reno Hilton and the Flamingo Hilton - Reno decreased $1 million from 1997.

Occupancy for the Nevada hotel-casinos was 88.1 percent in the 1998 period compared to 87.8 percent last year. The average room rate for the Nevada properties was $74.28 compared to $75.68 in the prior year period.

In Atlantic City, Bally's Park Place generated EBITDA of $130 million, an increase of five percent from last year's $124 million, due primarily to the opening of "The Wild Wild West" casino in July 1997. The Atlantic City Hilton reported EBITDA of $31 million, $7 million above last year. The improvement was due to higher table game drop and win as well as increased non-casino revenues from the property's new 300-room tower.

Occupancy for the Atlantic City hotel-casinos was 94.7 percent in the 1998 period compared to 93.1 percent last year. The average room rate for the Atlantic City properties was $83.93, down nine percent from $92.34 last year.

Combined EBITDA from Park Place's riverboat properties in Mississippi, Louisiana, and Missouri increased $7 million over last year, while EBITDA contribution from Park Place's two hotel-casinos in Australia was flat at $19 million.

The opening of 300 hotel rooms in the latter half of 1997 resulted in significant growth in casino volume at the 43% owned Conrad International Punta del Este Resort and Casino in Uruguay. EBITDA totaled $18 million in the nine month period, a $13 million increase over the prior year. Results from this property are highly seasonal, with the peak season falling in the first quarter.

Depreciation and amortization, including Park Place's proportionate share of equity investments, increased $13 million to $166 million in the 1998 period due primarily to the Las Vegas and Atlantic City expansion projects completed in 1997.

CORPORATE ACTIVITY. Corporate expense decreased $8 million to $6 million due primarily to a non-recurring accrual for litigation costs in the 1997 period. Interest income decreased $5 million to $17 million. Interest expense, net of amounts capitalized, was $66 million and $59 million in the 1998 and 1997 nine month periods, respectively. Interest expense, net, from equity investments increased $3 million to $9 million. The effective tax rate was 45.7% in 1998 versus 41.4% in the 1997 period. Minority interest decreased due to the purchase of the remaining interest in Bally Grand, Inc.

OTHER MATTERS

YEAR 2000

Park Place is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of

Park Place's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

Park Place has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Park Place's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. Park Place expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999.

Park Place's various project teams are focusing their attention in the following major areas:

     INFORMATION TECHNOLOGY (IT)

Information Technology systems account for much of the Year 2000 work and include all computer systems and technology managed by Park Place. These core systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into Park Place's plans.

     NON-IT SYSTEMS

An inventory of all property level non-IT systems (including elevators, electronic door locks, gaming devices, etc.) is near completion. The majority of these non-IT systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into Park Place's plans.

     SUPPLIERS

Park Place is communicating with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to Park Place. To date, no significant supplier has informed Park Place that a material Year 2000 issue exists which will have a material effect on Park Place.

During the remainder of 1998 and in 1999, Park Place will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

Based on Park Place's current assessment, the costs of addressing potential problems are expected to be less than $2 million. However, if Park Place is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which Park Place expects the cost to be an additional $2 million. If Park Place's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, Park Place plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. Park Place expects to adopt SOP 98-5 in the first quarter of 1999. Adoption of the SOP is not expected to have a material impact on 1999 results of operations.

On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

Upon the adoption of EITF 97-2, which is expected to be in the fourth quarter of 1998, Park Place will no longer include in its financial statements the revenues, operating expenses and working capital of its managed properties. Application of EITF 97-2 to Park Place's financial statements would have reduced each of revenues and operating expenses for the three and nine months ended September 30, 1998 by $79 million and $290 million, respectively, and would have reduced each of revenues and operating expenses for the three and nine months ended September 30, 1997 by $104 million and $332 million, respectively. Application of the standard would have reduced each of current assets and current liabilities by $59 million at December 31, 1997 and $31 million at September 30, 1998. Application of EITF 97-2 would have no impact on reported operating income, net income, earnings per share or stockholders' equity.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, those set forth under the captions "Strategy," "Financial Condition," "Results of Operations," and "Other Matters," and statements relating to Park Place's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "continues" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect Park Place's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those set forth under the caption "Risk Factors" in Park Place's Registration Statement on Form S-4 (file No. 333-65645) and (i) the effect of economic conditions, (ii) the impact of competition and (iii) customer demand, which could cause actual results to differ materially from historical results or those anticipated. Although Park Place believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

PART II        OTHER INFORMATION
--------------------------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION

 2.1 Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc. and Grand Casinos, Inc. (incorporated by reference to Exhibit 2.1 to the Form S-4 Registration Statement filed with the Commission on October 14, 1998)

 3.1 Form of Amended and Restated Certificate of Incorporation of Park Place Entertainment Corporation (incorporated by reference to Exhibit
          3.1 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

 3.2 Form of Amended and Restated Bylaws of Park Place Entertainment Corporation (incorporated by reference to Exhibit 3.2 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

 4.1 Form of First Supplemental Indenture by and among Hilton Hotels Corporation, BNY Western Trust Company, as Trustee, and Park Place Entertainment Corporation, to the Indenture dated as of April 15, 1997 between Hilton Hotels Corporation and BNY Western Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Park Place's
          Form S-4 Registration Statement filed with the Commission on
          October 14, 1998)

 4.2 Form of Rights Agreement of Park Place Entertainment Corporation (incorporated by reference to Exhibit 4.2 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.1 Form of 1998 Stock Incentive Plan of Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.1 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.2 Form of 1998 Independent Director Stock Option Plan of Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.2 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.3 Form of Distribution Agreement between Hilton Hotels Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.3 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.4 Form of Debt Assumption Agreement between Hilton Hotels Corporation and Park Place Entertainment Corporation (incorporated by reference to
          Exhibit 10.4 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.5 Employment Agreement between Park Place Entertainment Corporation and Arthur M. Goldberg (incorporated by reference to Exhibit 10.5 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.6 Employment Agreement between Park Place Entertainment Corporation and Stephen F. Bollenbach (incorporated by reference to Exhibit 10.6 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.7 Form of Assignment and License Agreement by and between Hilton Hotels Corporation, Conrad International Royalty Corporation and Park Place Entertainment Corporation (incorporated by reference to
          Exhibit 10.7 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.8 Form of Hilton Hotels Corporation Corporate Services Agreement by and between Hilton Hotels Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.8 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.9 Form of Gaming Co., Inc. Corporate Services Agreement by and between Hilton Hotels Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.9 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.10 Form of Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit
          10.10 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.11     Form of Tax Allocation and Indemnity Agreement by and between
          Hilton Hotels Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.11 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

10.12 Form of Non-Competition Agreement by and between Lyle Berman, Thomas J. Brosig, Stanley M. Taube and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.12 to Park Place's Form S-4 Registration Statement filed with the Commission on October 14, 1998)

27 Financial data schedule for the nine month period ended September 30, 1998.

(b)       No reports on Form 8-K were filed during the quarter ended
          September 30, 1998.

                                      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PARK PLACE ENTERTAINMENT CORPORATION
                                             (Registrant)



Date: November 6, 1998                  /s/ SCOTT A. LAPORTA
                                        ----------------------------
                                        Scott A. LaPorta
                                        Executive Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary