Form 10-K405
period 1998-12-31
PARK PLACE ENTERTAINMENT CORP
filed 1999-03-31
CIK 1070794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD
FROM                          TO

COMMISSION FILE NUMBER 1-14573

                      PARK PLACE ENTERTAINMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                     88-0400631
   (State or other jurisdiction        (I.R.S. Employer
 of incorporation or organization)      Identification
                                            Number)

    3930 HOWARD HUGHES PARKWAY               89109
         LAS VEGAS, NEVADA                (Zip Code)
  (Address of principal executive
             offices)

       Registrant's telephone number, including area code: (702) 699-5000

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------  -----------------------------------------
  Common Stock, par value $0.01 per share            New York

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based upon the March 15, 1999 New York Stock Exchange closing price of $8.38 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.3 billion. On that date, there were 303,370,936 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

    Park Place Entertainment Corporation ("Park Place" or "the Company") was formed when Hilton Hotels Corporation ("Hilton") split its lodging and gaming operations into two separate companies on December 31, 1998. Hilton accomplished the separation through a tax free distribution of Hilton's gaming division to its shareholders. Subsequent to the distribution Park Place merged with the Mississippi gaming operations of Grand Casinos, Inc. ("Grand"). Park Place considers its casino hotels and riverboat casinos to be leading establishments with respect to location, size, facilities, physical condition, quality and variety of services offered in the areas in which they are located. Park Place is the largest gaming company, as measured by casino square footage and revenues, with approximately 1.4 million square feet of gaming space in 1999 and approximately $2.9 billion in revenues in 1998 including the Grand operations. Park Place is the only gaming company with a significant presence in Nevada, New Jersey and Mississippi, the three largest gaming markets in the United States.

    Park Place's current operations include twelve U.S. land-based casinos and an interest in one U.S. riverboat casino, two land-based casinos in Australia and one land-based casino in Uruguay. Park Place's domestic gaming operations are conducted under the Bally, Flamingo, Grand and, subject to certain limitations, Hilton brand names. See "Arrangements between Hilton and Park Place--Trademark Assignment and License Agreement" and "Arrangements between Grand and Lakes--Intellectual Property License Agreement."

PROPERTIES

                                                                                                         APPROXIMATE
                                                                             NUMBER OF        YEAR          CASINO
NAME AND LOCATION                                                          ROOMS/SUITES     ACQUIRED    SQUARE FOOTAGE
------------------------------------------------------------------------  ---------------  -----------  --------------
DOMESTIC CASINOS

NEW JERSEY
  Bally's Park Place Casino-Resort(1)(2)................................         1,265           1996        155,000
  The Atlantic City Hilton Casino Resort(1)(3)..........................           805           1996         60,000
NEVADA
  Flamingo Hilton-Las Vegas(4)..........................................         3,642           1971         93,000
  Las Vegas Hilton(5)...................................................         3,174           1971        100,000
  Bally's Las Vegas(1)(6)...............................................         2,814           1996         68,000
  Reno Hilton(7)........................................................         2,001           1992        114,000
  Flamingo Hilton-Laughlin(8)...........................................         2,000           1990         58,000
  Flamingo Hilton-Reno(9)...............................................           604           1981         46,000
MISSISSIPPI
  Grand Casino Biloxi(10)...............................................         1,000           1998        110,000
  Grand Casino Tunica(11)...............................................         1,356           1998        140,000
  Grand Casino Gulfport(12).............................................           400           1998        110,000
  Bally's Saloon-Gambling Hall-Hotel(1).................................           238           1996         40,000
LOUISIANA
  Bally's Casino-Lakeshore Resort(1)(13)(14)............................        --               1996         30,000

INTERNATIONAL CASINOS

AUSTRALIA(15)
  Conrad International Treasury Casino, Brisbane........................           136           1995         65,000
  Conrad Jupiters, Gold Coast...........................................           609           1985         70,000

URUGUAY
  Conrad International Punta del Este Resort and Casino(14)(16).........           300           1997         38,000

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------------------------

 (1) The referenced properties were acquired as a result of Hilton's merger with Bally Entertainment Corporation in 1996.

 (2) Casino square footage includes 75,000 square feet attributable to The Wild Wild West casino and 8,500 square feet attributable to the race book.

 (3) Casino square footage includes 1,500 square feet attributable to the race book.

 (4) Casino square footage includes 20,000 square feet attributable to O'Sheas Irish theme casino adjacent to the hotel.

 (5) Casino square footage includes 29,000 square feet attributable to the race and sport book and 22,000 square feet attributable to the SpaceQuest casino.

 (6) Casino square footage includes 5,000 square feet attributable to the race and sports book.

 (7) Casino square footage includes 12,000 square feet attributable to the race and sport book.

 (8) Casino square footage includes 3,000 square feet attributable to the race and sport book.

 (9) An extension of the Flamingo Hilton-Reno casino operation is contained in a structure located on an adjacent block with a skywalk connecting it to the main building. This structure is held under four long-term leases or subleases, expiring on various dates from January 2001 to August 2034, including renewal options, all of which may not necessarily be exercised. Casino square footage includes 2,500 square feet attributable to the race and sport book.

 (10) Includes two 500-room hotels located adjacent to the casino.

 (11) A new resort hotel at Grand Casino Tunica opened in March 1999. Number of rooms/suites reflects room availability at three hotels.

 (12) A new resort hotel at Grand Casino Gulfport is currently under construction and is expected to be completed during 1999.

 (13) Park Place currently has a 49.9% ownership interest in this property.

 (14) The owners of these properties are parties to loans under which they are obligated to make payments to Park Place.

 (15) Park Place has a 19.9% ownership interest in these properties.

 (16) Park Place has a 43% ownership interest in this property. The casino opened in January 1997 and the hotel opened in stages over the latter half of 1997.

    Park Place is continually evaluating attractive acquisition opportunities and may at any time be negotiating to engage in a business combination transaction or other acquisition. Park Place plans to continuously evaluate its property portfolio and intends to dispose of its interests in properties that, in its opinion, no longer yield an adequate return on investment or conform to Park Place's long range plans. In doing so, Park Place expects to maintain a balanced mix of sources of revenue and a favorable return on stockholders' equity.

    Park Place operates in only one industry segment.

NEVADA CASINOS

    Park Place owns and operates six casino hotels in the State of Nevada: the Las Vegas Hilton, the Flamingo Hilton-Las Vegas, Bally's Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno.

    Park Place's Nevada gaming operations reach diverse markets by offering gaming alternatives for premium players, convention visitors, mid-market gamblers and budget-conscious customers. The Las Vegas Hilton is located adjacent to the Las Vegas Convention Center and focuses on upscale individual leisure guests and convention groups. Bally's Las Vegas is located at the "Four Corners" on the Strip in Las Vegas and caters to convention groups and the mid-to upper mid-market, including the group tour and travel segment. Bally's Las Vegas is also serviced by a public monorail which connects to the MGM Grand Hotel and Casino. The Flamingo Hilton-Las Vegas and the Flamingo Hilton-Reno focus primarily on the mid-market, in particular the group tour and travel segment. The Flamingo Hilton-Laughlin targets the budget and mid-market segments. The Reno Hilton focuses primarily on the mid-market, in particular convention groups. Each of these casino hotels has gaming, convention, dining, shopping, entertainment and, with the exception of the Flamingo Hilton-Reno, indoor and outdoor recreational facilities. A variety of popular entertainment is featured in theaters and lounges at each hotel.

    In January 1998, Park Place's "Star Trek: The Experience at the Las Vegas Hilton" opened, which was developed in collaboration with Paramount Parks Inc. ("Paramount"). This 65,000 square foot attraction features a motion based simulation ride, interactive video and virtual reality stations, dining and souvenir shops. The building housing the Star Trek attraction is owned by Park Place and leased to Paramount. The attraction is also managed by Paramount. In conjunction with the Star Trek attraction, in November 1997, SpaceQuest casino, a themed 22,000 square foot addition, opened at the Las Vegas Hilton.

    In 1997, continued refurbishment and expansion of existing facilities in Nevada took place in order to maintain their presence as premier properties in the market. The Las Vegas Hilton renovated approximately 850 guest rooms, remodeled the lobby in conjunction with the Star Trek attraction, rebuilt a new marquee sign, opened new retail stores and a parking garage and upgraded its slot machines and life safety system. The Flamingo Hilton-Las Vegas opened a new restaurant, renovated the casino and showroom entrance, enlarged its casino bar and added a pool bar. Bally's Las Vegas renovated its showroom and upgraded the Jubilee Show and also continued to renovate its life safety and building management systems. The Flamingo Hilton-Laughlin renovated 1,000 guestrooms, installed a riverside dock to accommodate a new boat operation and continued its slot machine replacement program. At the Reno Hilton, the bowling center, guest room suites and restaurant areas were renovated. The Flamingo Hilton-Reno renovated the casino, guest rooms and the gift shop and upgraded slot machines.

    Each of the casino hotels is open 24 hours a day, seven days a week, for gaming activities. Games operated in these casinos include "blackjack," craps, roulette, "big 6," baccarat, poker, keno and slot and other coin machines. The Las Vegas Hilton's race and sports book is linked by satellite or modem to the casinos at the Flamingo Hilton-Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno. Bally's Las Vegas also operates a race and sport book.

    It is impracticable for Park Place's casino hotels to record the total amount bet in the casinos, although the amount of chips issued for cash and credit is determined regularly. The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment in the hotels, and occupancy rates in the hotels and in the Las Vegas, Laughlin and Reno markets. The amount of revenue from gaming operations varies depending upon the amount of gaming activity as well as variations in the odds for different games and the factor of chance. Casino activities are conducted by experienced personnel who are supervised at all times.

    As is the case of any business that extensively involves the handling of cash, gaming operations at Park Place's casino hotels are subject to risk of substantial loss as a result of dishonesty. However, Park Place believes that it has reduced such risk, by means of procedures for supervision of employees and other controls, to the fullest extent practicable without impediment to play and within the limits of reasonable costs. Substantially all table games and slot machines can be monitored by remote control television and substantially all slot machines at all six Nevada properties are monitored by computers.

    The Las Vegas Hilton and, to a lesser extent, the Flamingo Hilton-Las Vegas, Bally's Las Vegas, the Flamingo Hilton-Laughlin, the Flamingo Hilton-Reno and the Reno Hilton invite VIP customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, the Las Vegas Hilton has a special flight program, pursuant to which free air transportation on Park Place owned or chartered aircraft and complimentary rooms, food and beverage are provided to groups or selected persons. These persons either have established casino credit limits or cash on deposit in the casino and have previously evidenced a willingness to put substantial amounts at risk at the casino.

NEW JERSEY CASINOS

    Park Place owns and operates two casino hotels in Atlantic City, New Jersey: the 1,265-room Bally's Park Place Casino--Resort, which includes The Wild Wild West casino ("Bally's Park Place") and the 805-room Atlantic City Hilton Casino Resort ("The Atlantic City Hilton").

    Bally's Park Place, currently the largest four-star hotel in New Jersey, is located on an eight-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. With its strategic location on the Boardwalk, over 2,800 parking spaces and a new bus terminal, Bally's Park Place is strongly positioned to attract significant walk-in and drive-in business. The Atlantic City Hilton is located on approximately three acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to one of the major highways leading into Atlantic City. This location gives The Atlantic City Hilton an advantage in attraction destination oriented customers arriving by automobile or bus.

    In July 1997, Park Place's new 75,000 square foot western-themed casino, The Wild Wild West, opened. It is located on approximately four acres of boardwalk property adjacent to Bally's Park Place. Also in July 1997, The Atlantic City Hilton completed a new 300-room hotel tower, which includes meeting rooms, restaurants and other related amenities. In January 1998, the Atlantic City Country Club in Northfield, New Jersey was acquired, which features an 18-hole golf course.

    Park Place's Atlantic City properties have gaming, dining, shopping, entertainment, convention and meeting facilities, recreational facilities and parking. A variety of popular entertainment, sports events and production shows are featured at both properties. The Atlantic City casinos are open 24 hours a day, seven days a week, for gaming activities, and feature table games and slot machines similar to those offered at Park Place's Nevada casino hotels. Atlantic City casinos do not contain sports books, however, Park Place's Atlantic City casinos feature simulcast horse racing. Revenue and earnings for Park Place's Atlantic City casinos peak during the summer, with less favorable operating results in the winter.

    Bally's Park Place focuses on the mid-market segment, including the mid- to upper mid-market slot player segment. The Atlantic City Hilton primarily focuses on personalized service for high-end and mid-market casino customers.

MISSISSIPPI CASINOS

    Park Place owns and operates four casino hotels in the State of Mississippi: the Grand Casino Biloxi, the Grand Casino Gulfport, the Grand Casino Tunica and the Bally's Saloon-Gambling Hall-Hotel, all of which are dockside casinos.

    GRAND CASINO BILOXI

    Grand Casino Biloxi opened on January 17, 1994, and is the largest dockside casino on the Mississippi Gulf Coast. Grand Casino Biloxi is a three-story building built upon a moored steel barge with approximately 250,000 square feet of interior space. The Grand Casino Biloxi location is one of a few sites on the Mississippi Gulf Coast that permits east-west orientation of the casino, thus maximizing visibility from the highway. A pedestrian walkway connects the casino to 4,300 parking spaces available for guests.

    The casino area features approximately 110,000 square feet of gaming space and six restaurants. In 1995, Grand Casino Biloxi opened a twelve-story, 500-room hotel adjacent to the casino, together with a Grand Casino Kids Quest-SM--- child care entertainment center located on the first floor. Grand Casino Biloxi also operates a 1,600-seat show theater adjacent to the casino that features a production/variety show with matinee and evening performances, boxing events, and other professional entertainment. In February 1998, a second hotel was opened with 500 rooms, a world-class spa, and a 60,000 square-foot convention center.

    GRAND CASINO GULFPORT

    Grand Casino Gulfport, which opened in May 1993, is a three story building set upon moored steel linked barges consisting of approximately 225,000 square feet of interior space. There are 2,850 parking spaces available for guests. Grand Casino Gulfport also offers a 500-seat theater adjacent to the casino.

    The casino area consists of approximately 110,000 square feet of gaming area and is decorated in a "carnival" Mardi Gras theme. Other amenities include five restaurants, a Grand Casino Kids Quest(sm), and the Grand Arcade. Grand Casino Gulfport has a seventeen-story, 400-room hotel adjacent to the casino.

    GRAND CASINO TUNICA

    Grand Casino Tunica opened in June 1996 and is the largest dockside casino in Mississippi and one of the largest casinos in the United States. Grand Casino Tunica is being developed into a destination gaming resort featuring a multi-themed casino and currently features three hotels with an aggregate of 1,356 rooms. Recent additions include an 18-hole professionally designed championship golf course and driving range.

    Grand Casino Tunica is located in Tunica County, Mississippi, approximately 15 miles south of the Memphis metropolitan area. Located directly on the northern border of Tunica County, Grand Casino Tunica is currently the closest legal gaming site to Memphis, Tennessee, and the only casino property in Tunica County that has direct frontage on U.S. Highway 61, the most direct route from Memphis to Tunica County gaming sites.

    Grand Casino Tunica is a 400,000-square-foot, three-story, multi-themed casino complex containing approximately 140,000 square feet of gaming space. Grand Casino Tunica features four unique themes of Americana: an 1890s Gold Rush Era San Francisco, New Orleans Mardi Gras, the Great American West of the 1870s and a Mississippi Riverboat Town. Grand Casino Tunica offers its guests a choice of six restaurants, as well as an entertainment lounge and Player's Club.

    BALLY'S SALOON-GAMBLING HALL-HOTEL

    Park Place owns and operates Bally's Saloon-Gambling Hall-Hotel, a casino and hotel complex located in Robinsonville, Mississippi, near Memphis, Tennessee. The complex features a dockside casino and an adjacent 30,000 square foot land-based facility which includes entertainment facilities and a restaurant. Park Place also owns and operates a 238-room hotel at this complex.

LOUISIANA CASINO

    Park Place has a 49.9% ownership interest in the Belle of Orleans, L.L.C. (the "Belle") which owns Bally's Casino-Lakeshore Resort, a riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrian in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans.

OTHER DOMESTIC ASSETS

    Park Place also owns two riverboats not currently in operation. These riverboats, which have 25,000 and 20,000 square feet of casino space, respectively, are being held for sale in Louisiana and Ontario, Canada.

INTERNATIONAL CASINOS

    Park Place, through its subsidiaries, manages three international casino hotels which feature table games and slot machines similar to those offered at Park Place's casino hotels in Nevada, New Jersey and Mississippi.

    In January 1997, casino operations commenced at the 43% owned Conrad International Punta del Este Resort and Casino in Uruguay. The hotel opened in stages over the latter half of 1997, and features convention facilities, restaurants and related amenities.

    Park Place has 19.9% ownership interests in the Conrad Jupiters, Gold Coast and the Conrad International Treasury Casino, Brisbane, both of which are located in Queensland, Australia. The Conrad International Treasury Casino, Brisbane has the exclusive right to conduct casino gaming in Brisbane until 2005.

MISSOURI CASINO

    Prior to and in connection with the Hilton distribution, Park Place applied to the Missouri Gaming Commission (the "MGC") for approval to own and operate the Flamingo Casino--Kansas City, which features a dockside casino and concession and entertainment facilities, which approval was not received prior to the Hilton distribution. Hilton has retained ownership of this property. On January 13, 1999, Hilton entered into an agreement to sell this property to a third party and upon such sale, the proceeds of the sale will be allocated between Park Place and Hilton pursuant to an agreement entered into in connection with the Hilton distribution.

EXPANSION PROGRAM

    NEVADA

    Park Place continues to expand its domestic gaming operations through the development of the 2,900-room Paris Casino-Resort, a new casino resort adjacent to Bally's Las Vegas which will feature an 85,000 square foot casino, 13 restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. In addition to a 50-story replica of the Eiffel Tower, the resort will also feature replications of some of Paris' most recognized landmarks, including the Arc de Triomphe, the Paris Opera House, The Louvre and rue de la Paix. The Paris Casino-Resort is scheduled to be completed in the fall of 1999.

    In 1999, Park Place's Nevada casino hotels are scheduled to complete additional expansion and renovation programs. The Las Vegas Hilton plans to renovate the casino and sportsbook and renovate the pool and spa. The Flamingo Hilton-Las Vegas plans to renovate guest rooms, and casino areas, upgrade slots and enhance signage and the cooling and information systems. Bally's Las Vegas plans to continue its participation in a joint venture to erect pedestrian bridges over the Strip and Flamingo Road connecting the property to other hotel casinos, and also plans to remodel the ballroom and events center and upgrade elevators. The Flamingo Hilton-Laughlin plans to renovate an additional 1,000 guest rooms, along with the casino and the main level of the property, and continue its slot machine replacement program. At the Reno Hilton, planned improvements include renovation of guest rooms suites, slot upgrades, additional signage and enhancement of the cooling and information systems. The Flaming Hilton-Reno plans to continue to renovate guest rooms and upgrade slot machines.

    NEW JERSEY

    Park Place's Atlantic City, New Jersey casino hotels are also continuing renovation projects in 1999. Bally's Park Place is renovating 500 guest rooms and restaurant areas and plans to complete these projects by mid-1999.

    MISSISSIPPI

    The Gulfport Oasis, a new resort hotel, is currently under construction at Grand Casino Gulfport and is expected to be completed during the summer of 1999. Also under development is an approximately 1,750-acre recreation area between Gulfport and Biloxi. Park Place is building an 18-hole championship golf course on the property, together with a clubhouse and sporting clay shooting facility. Park Place expects these projects to be completed in mid-1999.

    The 2,000 acre site for Grand Casino Tunica is conducive to significant long-term development of the site. Grand Casino Tunica's master plan contemplates additional entertainment amenities, including additional hotels, a second championship golf course, a village center containing additional hotel sites, restaurants, retail shopping and other attractions, and residential properties on the golf course. Such future developments are expected to be funded primarily from cash flow. Such future developments, if completed, are expected to further enhance Grand Casino Tunica's status as a premier destination gaming resort and to encourage repeat visits. Any such additional development, however, will be dependent upon the operating results of Grand Casino Tunica and other future conditions, and no assurance can be given that any such additions will be completed.

CREDIT POLICY

    Park Place has extended credit on a discretionary basis to qualified patrons especially at the Las Vegas Hilton and to a much lesser extent at its other properties. The Company maintains strong controls over the extension of credit and performs extensive credit checks to determine each individual patron's creditworthiness. The untimate collectibility of customer receivables is impacted by many factors including changes in economic conditions in the patrons' home countries as well as changes in currency exchange rates.

COMPETITION

    Park Place seeks to maintain the diversity of its gaming businesses while expanding both domestically and internationally. Park Place intends to improve and expand its core business by leveraging its strong brand names, maximizing operating efficiencies, expanding and enhancing properties and acquiring or developing properties as appropriate. Obsolescence arising from age and condition of facilities is a factor in the gaming industry. Accordingly, Park Place expends, and intends to continue to expend, substantial funds to maintain its facilities in first-class condition in order to remain competitive.

    To the extent that the casino hotel capacity is expanded by others in a city where Park Place casino hotels are located, competition will increase. The completion of a number of room expansion projects and the opening of new casino hotels led to an approximate 3.8% increase in hotel capacity in Las Vegas in 1998 compared to 1997, thereby increasing competition in all segments of the Las Vegas market. In addition, several of Park Place's competitors in Las Vegas will be opening new mega resorts during 1999, one of which opened in March 1999. Projects under development are expected to increase hotel capacity by nearly 10% in 1999 as compared to 1998. Other projects have been announced in Las Vegas and Atlantic City which, if completed, will add significant casino space and hotel rooms to these markets. Such new capacity additions to the Las Vegas and Atlantic City markets could adversely impact Park Place's future operating results. The business of Park Place's Nevada casino hotels might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming operations in any jurisdiction located near Atlantic City, New Jersey, or the establishment of new large scale gaming operations on nearby Indian tribal lands, could adversely affect Park Place's Atlantic City casino hotels. The expansion of riverboat gaming or casino gaming on Indian tribal lands could also impact Park Place's gaming operations. Gaming related referenda have been voted upon or are being proposed in several states which could, if passed, materially affect Park Place.

ENVIRONMENTAL MATTERS

    Park Place, like others in its industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that
(i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, "Environmental Laws").

    Park Place endeavors to maintain compliance with Environmental Laws, but, from time to time, current or historical operations at Park Place's properties may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, Park Place may incur costs for cleaning up contamination relating to historical uses of certain of its properties. In addition, Park Place received notice from the current landowner of a prior Park Place facility in Chicago, Illinois that the landowner may seek to recover past and future costs of investigating and remediating alleged soil and groundwater contamination at the facility. Park Place does not believe that Park Place's prior operations at the site have contributed to the alleged contamination; as a result, if the current landowner pursues its claim, Park Place expects to vigorously defend against the claim. Park Place cannot at this time estimate the potential costs of investigation or cleanup, if any, however, based on currently available information, Park Place believes that any such costs would be shared by several parties and, in any event, the cost estimates provided to date indicate that any such liability would not have a material adverse effect on Park Place's results of operations or financial condition.

ARRANGEMENTS BETWEEN HILTON AND PARK PLACE

    Pursuant to the Hilton distribution agreement, the assets, liabilities and operations relating to the Hilton lodging business and the Hilton gaming business, subject to certain exceptions identified below, were allocated to Hilton and Park Place, respectively. In connection with the Hilton distribution, Hilton and Park Place also entered into a number of other transaction documents governing their relationship after the Hilton distribution. These transaction documents, including the Hilton distribution agreement, are described below. The Hilton distribution agreement and related agreements are filed as exhibits to this Annual Report.

HILTON DISTRIBUTION AGREEMENT

    On December 31, 1998, Hilton and Park Place entered into the Hilton distribution agreement which provided for, among other things:

        (i) the transfer of assets related to the Hilton gaming business to Park Place,

        (ii) the Hilton distribution,

       (iii) the division of certain liabilities between Hilton and Park Place; and

        (iv) certain other agreements governing the relationship between Hilton and Park Place following the Hilton distribution. In general, in order to effectuate the Hilton distribution, (x) Hilton effected a series of mergers and asset and stock transfers that resulted in the transfer to Park Place of all of the operations, assets and liabilities of Hilton and its subsidiaries comprising the Hilton gaming business (the "Hilton Restructuring"), (y) the assets and liabilities of the Hilton lodging business were allocated to Hilton and (z) the assets and liabilities of the Hilton gaming business were allocated to Park Place.

    The "Hilton lodging business" refers to the business conducted by Hilton and its subsidiaries relating to:

        (a) the management, ownership, operation and development of (i) hotels, resorts and other lodging facilities (other than casino hotels) and (ii) timeshare and vacation ownership facilities (including facilities located at casino hotels); and

        (b) Hilton's strategic alliance with Ladbroke Group PLC and its affiliates.

    The "Hilton gaming business" refers to the business conducted by Hilton and its subsidiaries relating to: the management, ownership, operation and development of casino hotels and gaming facilities (except its interest in the Casino Windsor property and small gaming facilities which are included as an adjunct to hotel operations and legal title to the Kansas City, Missouri riverboat).

    Transfers relating to the Kansas City, Missouri riverboat gaming facility and related assets are governed by a disposition agreement among Hilton, Park Place and the subsidiary owning these assets. On January 13, 1999, Hilton entered into an agreement to sell these assets to a third party. Upon such sale, the net proceeds will be allocated between Park Place and Hilton pursuant to an agreement entered into in connection with the Hilton distribution.

    Under the Hilton distribution agreement, Hilton retained all debt secured by or specifically associated with assets of the Hilton lodging business and Park Place assumed all debt secured by or specifically associated with assets of the Hilton gaming business was assumed by Park Place. Generally, the remaining debt of Hilton at the time of the Hilton distribution was allocated between Hilton and Park Place so as to approximately equalize the total debt between the two companies, pro forma for the Hilton distribution and the Grand merger. See "--Assumption Agreement Relating to Certain Indebtedness" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In connection with such allocation of assets and liabilities, the Hilton distribution agreement also contained general indemnities and the procedures by which indemnification may be claimed. Hilton agreed generally to indemnify Park Place against liabilities that relate to the Hilton lodging business, and Park Place agreed generally to indemnify Hilton against liabilities that relate to the Hilton gaming business. In each instance, indemnities are offset by insurance proceeds recovered by the indemnified party that reduce the amount of loss, liability or damage. The Hilton distribution agreement also included provisions governing the administration of certain insurance programs and the procedures for making such claims.

    With respect to corporate governance issues, the Hilton distribution agreement provided for the resignation of all of Hilton's directors and the Hilton Employees (as defined below) from all governing bodies or positions as officers or employees, as applicable, of Park Place or any of the gaming subsidiaries and the resignation of all of Park Place's directors and the Park Place Employees (as defined below) from all governing bodies or positions as officers or employees, as applicable, of Hilton or any of the Hilton lodging subsidiaries, effective as of the date of the Hilton distribution, except as otherwise set forth in the Hilton distribution agreement. However, Stephen F. Bollenbach continued as President, Chief Executive Officer and a Director of Hilton and is Chairman of the Board of Directors of Park Place, Arthur Goldberg continued as a Director of Hilton and is President and Chief Executive Officer and a Director of Park Place, Barron Hilton and A. Steven Crown each continued as Directors of Hilton and are Directors of Park Place and Eric Hilton resigned as a Director of Hilton and is a Director of Park Place.

    The Hilton distribution agreement also provided that Hilton and Park Place enter into the other agreements described below.

TAX ALLOCATION AND INDEMNITY AGREEMENT

    Hilton and Park Place have entered into the Tax Allocation and Indemnity Agreement (the "Hilton Tax Agreement") which defines the parties' rights and obligations with respect to (a) the preparation and filing of tax returns on a basis consistent with prior practice and the payment of taxes with respect thereto, (b) the allocation of, and indemnification against, certain liabilities for taxes of the parties and (c) certain other related matters.

    Pursuant to the Hilton Tax Agreement, Hilton is responsible for preparing and filing (a) all tax and information returns of the Hilton Group (as defined in the Hilton Tax Agreement) prior to the Hilton distribution and any members thereof for all Pre-Distribution Taxable Periods (as defined below) with certain exceptions and (b) all tax and information returns of the Hilton Group subsequent to the Hilton distribution and any members thereof for all Straddle Periods (as defined below) and Post-Distribution Taxable Periods (as defined below). Park Place is responsible for (i) all tax and information returns that relate solely to any member of the Park Place Group (as defined in the Hilton Tax Agreement) for all Pre-Distribution Taxable Periods, which were not required to be filed on or before December 31, 1998 and (ii) all tax and information returns of the Park Place Group and any members thereof for all Straddle Periods and Post-Distribution Taxable Periods.

    The Hilton Tax Agreement also provides mechanisms for cooperation in preparing returns, including a requirement that the party responsible for preparing and filing the returns shall allow the other party to review and comment on the tax returns to the extent they pertain to the business operations of the other party or the other party has an indemnity obligation with respect to taxes for a period covered by such tax return. As used herein, "Pre-Distribution Taxable Period" means a taxable year that ends on or before December 31, 1998, "Post-Distribution Taxable Period" means a taxable year that begins after the close of business on December 31, 1998, and "Straddle Period" means any taxable year beginning before and ending after the close of business on December 31, 1998.

    The Hilton Tax Agreement also provides that Hilton is liable for all taxes payable on all tax returns it is responsible for filing and all tax returns that Park Place is responsible for filing if such taxes are allocable to a Pre-Distribution Taxable Period or the Pre-Distribution portion of any Straddle Period. However, with respect to the 1998 Hilton consolidated federal income tax return and any other 1998 tax return filed on a combined basis, Park Place will reimburse 50% of Hilton's costs for any additional payment of income taxes required to be made by Hilton with any request for extension or the filing of any such tax return. If tax payments previously made with respect to such returns and requests for extensions exceed the tax shown to be due on such returns, Hilton will refund 50% of any excess to Park Place. With respect to any such tax returns that relate solely to Park Place, Park Place will reimburse Hilton 100% of any such additional payments. The Hilton Tax Agreement also contains indemnification provisions that effectuate the payment obligations described above.

    Under the Hilton Tax Agreement, if there is a final determination that the Hilton distribution is a taxable transaction and there has been no material breach of certain specified covenants contained in the Hilton distribution agreement by either party and neither party has taken actions after the Hilton distribution which result in such determination (or both parties have either breached such covenants or taken such actions), then any such tax liability incurred by Hilton shall be divided between Hilton and Park Place equally. If any member of the Park Place Group (and no member of the Hilton Group) has either materially breached such covenants or has taken any action after the Hilton distribution which results in a final determination that the Hilton distribution is a taxable event, then Park Place will indemnify Hilton for the resulting tax liability which would not otherwise have been incurred (including interest and penalties). Hilton has given a reciprocal indemnity to Park Place with respect to its actions. The Hilton Tax Agreement also provides for various means of cooperation regarding document retention and confidentiality, as well as customary and appropriate procedures for controlling and settling audits.

HILTON EMPLOYEE BENEFITS ALLOCATION AGREEMENT

    The Employee Benefits and Other Employment Matters Allocation Agreement (the "Hilton Employee Benefits Agreement") entered into between Hilton and Park Place provides for the allocation of employees of Hilton and its subsidiaries and obligations and responsibilities regarding compensation, benefits, labor and other employment matters. Under the Hilton Employee Benefits Agreement, effective as of December 31, 1998, Hilton and Park Place agreed to allocate all employees of Hilton and its subsidiaries as of December 31, 1998 to either Park Place (the "Park Place Employees") or Hilton (the "Hilton Employees"), based upon whether each employee's employment duties before December 31, 1998 relate to the Hilton gaming business or the Hilton lodging business and upon various other factors as applicable.

    Subject to the exceptions discussed below, the Hilton Employee Benefits Agreement provides that Hilton is responsible for historical liabilities and obligations under Hilton employee benefit plans and agreements with respect to Hilton Employees and Hilton Terminees (as defined below) whose employment related to the Hilton lodging business, and that Park Place is responsible for historical liabilities and obligations under such plans and agreements with respect to Park Place Employees and Hilton Terminees whose employment related to the Hilton gaming business. "Hilton Terminees" refers to employees who terminated employment with Hilton prior to December 31, 1998. Park Place and Hilton will generally assume or retain, as the case may be, benefit plans maintained at the division level by the Hilton gaming business (in the case of Park Place) or the Hilton lodging business (in the case of Hilton) before December 31, 1998. Hilton and Park Place will diligently work to substitute the appropriate employer for Hilton in collective bargaining agreements with respect to Park Place Employees. Except as expressly provided in the Hilton Employee Benefits Agreement, Hilton and Park Place may amend and/or terminate any of the benefit plans covering their employees at any time.

    Specific provisions of the Hilton Employee Benefits Agreement include the following:

    401(k) PLAN AND RETIREMENT PLANS. Hilton is to maintain sponsorship of the Hilton 401(k) Plan (the "Hilton 401(k) Plan") as of December 31, 1998, and Park Place is to establish and administer a separate 401(k) plan (the "Park Place 401(k) Plan"). Plan accounts of Hilton Employees and Hilton Terminees whose employment related to the Hilton lodging business remain in the Hilton 401(k) Plan, and plan accounts of Park Place Employees and Hilton Terminees whose employment related to the Hilton gaming business are to be transferred from the Hilton 401(k) Plan to the Park Place 401(k) Plan. Matching and discretionary contributions under the Hilton 401(k) Plan with respect to Hilton Employees are to be made solely by Hilton pursuant to the terms of the Hilton 401(k) Plan, and matching and discretionary contributions under the Park Place 401(k) Plan with respect to Park Place Employees are made solely by Park Place pursuant to the terms of the Park Place 401(k) Plan.

    Hilton retains and is responsible for the administration of each of the Retirement Plans of Hilton (as amended, the "Hilton Retirement Plan"), the Supplemental Executive Retirement Plan ("SERP") and the Retirement Benefit Replacement Plan of Hilton (as amended, the "Hilton Replacement Plan"). Employees who were participants in each of the Hilton Retirement Plan, SERP and the Hilton Replacement Plan ceased accruing additional benefits thereunder effective as of January 1, 1997. Each of Hilton and Park Place retains or assumes, as applicable, all liabilities and excess assets, if any, relating to or arising under each of the Hilton Retirement Plan, SERP and the Hilton Replacement Plan in a proportion based upon the ratios of the accrued benefits of Hilton Employees and Hilton Terminees whose employment related to the Hilton lodging business, on the one hand, and Park Place Employees and Hilton Terminees whose employment related to the Hilton gaming business, on the other hand.

    Hilton is responsible for all liabilities incurred by Hilton or Park Place as a result of any failure of the Hilton 401(k) Plan or the Hilton Retirement Plan to be qualified under the Code, or any other liability which might be incurred with respect to such plans (including, without limitation, all liabilities relating to or arising out of claims made by or on behalf of participants therein for, or with respect to, benefits under such plan), with respect to Hilton Individuals (as defined in the Hilton Employee Benefits Agreement), and Park Place is responsible for all such liabilities incurred by Hilton or Park Place with respect to Park Place Individuals (as defined in the Hilton Employee Benefits Agreement). To the extent that any such liabilities incurred by Hilton or Park Place are not directly or indirectly attributable to either Hilton

Individuals or Park Place Individuals, then each of Hilton and Park Place is responsible for such liabilities in a proportion based upon the ratios of the accrued benefits of Hilton Individuals and of Park Place Individuals, respectively, under each such plan, as of December 31, 1997.

    STOCK OPTION PLANS. Hilton has outstanding awards in the form of stock options (the "Hilton Options") under the 1984 Stock Option and Stock Appreciation Rights Plan of Hilton, the 1990 Stock Option and Stock Appreciation Rights Plan of Hilton, the 1996 Stock Incentive Plan of Hilton, the 1996 Chief Executive Stock Incentive Plan of Hilton and the 1997 Independent Director Stock Option Plan of Hilton (collectively, the "Hilton Stock Option Plans"). Pursuant to the Hilton Employee Benefits Agreement, Hilton will continue the Hilton Stock Option Plans. Effective as of December 31, 1998, all outstanding options under such plans, other than options held by Mr. Goldberg, were adjusted to represent options to purchase an equivalent number of shares of Hilton common stock and shares of Park Place common stock. Pursuant to such adjustment, the intrinsic value of the Hilton Options prior to the Hilton distribution was preserved after the Hilton Distribution and the exercise price of the Hilton Options was allocated between Hilton Options, as adjusted, and options to purchase shares of Park Place common stock ("Park Place Options") based upon the relative values of Hilton common stock and Park Place common stock on December 21, 1998, all as determined by Hilton. All outstanding options held by Mr. Goldberg under such plans were adjusted to represent Park Place Options. Pursuant to such adjustment, the intrinsic value of Mr. Goldberg's outstanding options prior to the Hilton distribution was preserved after the Hilton Distribution, and the number of shares subject to and the exercise price of such options was adjusted based on the relative values of the Hilton common stock and the Park Place common stock on December 21, 1998, all as determined by Hilton.

    Park Place adopted, effective no later than December 31, 1998, stock option plans in substantially the same form as the Hilton Stock Option Plans, with such changes as were necessary to reflect Park Place as the issuer thereunder and such other changes as Park Place determined to be necessary (such plans as adopted, the "Park Place Stock Option Plans"). Park Place Options are to be issued under the Park Place 1998 Stock Incentive Plan or the Park Place 1998 Independent Director Stock Option Plan.

    The conversion of awards under the Hilton Stock Option Plans involved adjustments pursuant to formulas designed to preserve the value of the awards. Pursuant to such formulas, the number of shares subject to options and the exercise price of options under the Hilton Stock Option Plans and the Park Place Stock Option Plans following the Hilton distribution were adjusted so that the aggregate value of the awards remained the same before and after the conversion of the awards. For options, the per share value of the awards is the "spread" (i.e., the difference between the exercise price of the option and the value of the stock underlying the option). The exercise price of an adjusted option bears the same ratio to the per share value of the shares underlying the option after the conversion as the exercise price bears to the per share value of the shares underlying the option before the conversion. Using these formulas, except with respect to options held by Mr. Goldberg, the number of shares subject to awards following the conversion remained the same and the exercise price of options decreased as a result of the Hilton Distribution. With respect to options held by Mr. Goldberg, the number of shares subject to such options following the conversion increased and the exercise price of such options decreased as a result of the Hilton Distribution.

    STOCK PURCHASE PLANS. As of the Effective Date, the Employee Stock Purchase Plan of Hilton (the "Hilton Stock Purchase Plan") was amended and will be administered to provide that all contributions withheld from the compensation of participants through December 31, 1998 shall be used on such date to purchase Hilton Common Stock under the Hilton Stock Purchase Plan.

    Park Place adopted, effective as of December 31, 1998, a plan substantially similar to the Hilton Stock Purchase Plan, with such changes as were necessary to reflect Park Place as the issuer of awards thereunder and such other changes as Park Place determined to be necessary (such plan as adopted, the "Park Place Stock Purchase Plan").

    COMPENSATION PLANS. Hilton will pay all compensation earned by each Hilton Individual (as defined below) who, on December 31, 1998, was a participant in the Incentive Compensation Plan of Hilton, the Executive Deferred Compensation Plan of Hilton or any other incentive or bonus compensation plan of Hilton (collectively, the "Hilton Compensation Plans"), for the period prior to December 31, 1998. From and after December 31, 1998, Hilton retains all liabilities relating to or arising under the Hilton Compensation Plans with respect to any Hilton Individuals. "Hilton Individual" refers to any individual who

        (i) is a Hilton Employee,

        (ii) was, as of December 31, 1998, a Hilton Terminee whose last employment with Hilton or any of its subsidiaries was with the Hilton lodging business or

       (iii) is a dependent or beneficiary of any individual specified in (i) or
    (ii).

    Park Place assumed all obligations to pay all compensation earned by each Park Place Individual (as defined below) who, on December 31, 1998, is a participant under the Hilton Compensation Plans. Park Place adopted, effective as of December 31, 1998, compensation plans in substantially the same form as the Hilton Compensation Plans which cover Park Place Individuals, with such changes as may be necessary to reflect the change in the issuer of awards thereunder and such other changes as Park Place shall determine (such plan as adopted, the "Park Place Compensation Plans"). From and after December 31, 1998, the Park Place Compensation Plans are to provide future compensation benefits to Park Place Individuals. The terms and conditions of the Park Place Compensation Plans are to be substantially similar to the terms and conditions of the Hilton Compensation Plans. "Park Place Individual" refers to any individual who

        (i) is a Park Place Employee,

        (ii) is, as of December 31, 1998, a Hilton Terminee whose last employment with Hilton or a subsidiary of Hilton was with a Hilton gaming business, or

       (iii) is a dependent or beneficiary of any individual described in (i) or
    (ii).

    In addition, Park Place will pay all compensation earned by Arthur M. Goldberg under the Deferred Compensation Agreement, dated as of January 16, 1997, between Hilton and Arthur M. Goldberg, which amounted to approximately $2,200,000 on December 31, 1998. As of December 31, 1998, Park Place is solely responsible for all liabilities and obligations under such agreement.

    MEDICAL AND OTHER WELFARE BENEFITS PLANS. On December 31, 1998, Hilton assumed or retained sponsorship of Hilton's medical, health, dental, disability, accident, death, vacation and group term life insurance plans and be responsible for all claims under Hilton's plans incurred before December 31, 1998 by Hilton Employees and Hilton Terminees. Park Place maintains separate medical, heath, dental, disability, accident, death, vacation and group term life insurance plans for Park Place Employees following December 31, 1998. On December 31, 1998, Park Place assumed sponsorship of Hilton's long-term disability plan to cover Park Place Employees and Hilton Terminees whose employment related to the Hilton gaming business, and Hilton established a long-term disability plan to cover Hilton Employees and Hilton Terminees whose employment related to the Hilton lodging business. On December 31, 1998, Park Place assumed and became responsible for providing post-retirement benefits with respect to those former employees who became entitled to the benefits before December 31, 1998.

TRADEMARK ASSIGNMENT AND LICENSE AGREEMENT

    Pursuant to the terms of the Assignment and License Agreement (the "Hilton Trademark Agreement") entered into by and among Hilton, Park Place and Conrad International Royalty Corporation ("CIRC"), Hilton agreed to transfer and assign to Park Place all of Hilton's right, title and interest in certain trademarks used in the Hilton gaming business, including the trademarks "Flamingo's," "Bally's" and any other marks obtained by Hilton or its subsidiaries as a result of the acquisition of Bally by Hilton

(collectively, the "Assigned Marks"). Hilton also granted to Park Place (with respect to the "Hilton" mark and certain variations thereof) and CIRC granted to Park Place (with respect to the "Conrad" mark and certain variations thereof) a limited nonexclusive right to use

        (i) the "Hilton" mark solely in connection with the operation of the Hilton Casino Hotels (as defined in the Hilton Trademark Agreement) in the United States and in connection with the advertising and promotion of such hotels worldwide and the participation of certain other hotels (e.g., Bally's Las Vegas, Bally's Park Place, Paris-Las Vegas and other hotels now or hereafter owned, operated, managed or acquired by Park Place) in Hilton Reservations Worldwide and/or the Hilton HHonors--Program and

        (ii) the "Conrad" mark solely in connection with the operation of Conrad Properties (as defined in the Hilton Trademark Agreement) and in connection with the advertising and promotion of such properties worldwide.

    Park Place's license with respect to the "Hilton" mark is for a term of five years following December 31, 1998, except with respect to the Atlantic City Hilton, Las Vegas Hilton and the Reno Hilton, in which case, the term is 10 years from December 31, 1998. Park Place's license with respect to the "Conrad" mark is for the duration of the respective Conrad License Agreements (as defined in the Hilton Trademark Agreement).

    During the initial two-year term of the license, Park Place will pay no royalty fees to Hilton; thereafter, Park Place will pay a license fee of 3% of the "Net Room Revenues" of each hotel that is branded with the "Hilton" mark; provided, that, with respect to the Las Vegas Hilton, the Reno Hilton and the Atlantic City Hilton, Park Place will pay a fixed fee of $5 million per year (in the aggregate) after the initial two-year term of the license. Park Place will pay no royalty fees to CIRC with respect to the license to use the "Conrad" mark. So long as Park Place licenses the "Hilton" or "Conrad" mark, Park Place agreed to cause each of the Hilton Casino Hotels and Conrad Properties to participate in Hilton Reservations Worldwide and in the Hilton HHonors--Program and pay the applicable fees in connection therewith.

    Park Place is also subject to certain limitations on use and certain quality control restrictions. During the initial two-year term, Park Place is required to use the "Hilton" mark at each of the Hilton Casino Hotels. Thereafter, Park Place may terminate such use upon six months' written notice; provided, however, that with respect to the Atlantic City Hilton, the Las Vegas Hilton and the Reno Hilton, Park Place will be required to use the "Hilton" mark for the 10-year term, except that such license may be terminated upon payment of the present value of the yearly fee due under the remainder of such term

        (i) if the Atlantic City Hilton, the Las Vegas Hilton and the Reno Hilton are sold by Park Place or

        (ii) upon six months' written notice (after the fifth anniversary of December 31, 1998).

    Either party may terminate the Hilton Trademark Agreement prior to the expiration of its term if any party materially breaches any term of the Hilton Trademark Agreement and such breach is not cured within 10 days.

OTHER AGREEMENTS

    CORPORATE SERVICES AGREEMENTS. In connection with the Hilton distribution agreement, on December 31, 1998, Hilton and Park Place entered into corporate services agreements for the delivery of certain transitional and other services from Hilton to Park Place and from Park Place to Hilton substantially in accordance with the scope of such services as currently provided. The terms and conditions of the Hilton Hotels Corporation Corporate Services Agreement (the "Hilton Services Agreement"), the Park Place

Corporate Services Agreement (the "Park Place Services Agreement"), and the Architecture and Construction Services Agreement (the "A&C Agreement"), including the fees to be paid in connection with such services, will be negotiated by the parties bargaining at arm's length. These agreements are summarized below.

    HILTON SERVICES AGREEMENT. Pursuant to the Hilton Services Agreement, Hilton agreed to provide, at Park Place's request, certain services, including cash management, accounting, payroll, accounts payable and tax preparation and assistance, for an initial period of 12 months from December 31, 1998, with an option by Park Place to extend the term not to exceed 18 months from December 31, 1998 on the same terms and conditions, subject to certain adjustments. During the initial term, Park Place will pay a fee based on the fair value of such services based on an arm's length negotiation between Hilton and Park Place. Fees for work performed by outside consultants or contractors retained by Hilton outside the ordinary course of business will be paid directly by Park Place and fees during any extension of the initial 12-month term will be based on mutual agreement of the parties. Park Place may terminate the Hilton Services Agreement at any time for any or no reason upon 30 days' prior written notice to Hilton and either party may terminate the Hilton Services Agreement at any time in the event of a material default of such agreement by the other party.

    PARK PLACE SERVICES AGREEMENT. Pursuant to the Park Place Services Agreement, Park Place agreed to provide, at Hilton's request, certain services, including aviation, food and beverage purchasing and procurement and retail management and administration. Park Place will provide such services for an initial period of 12 months from December 31, 1998, with an option by Hilton to extend the term not to exceed 18 months from December 31, 1998 on the same terms and conditions, subject to certain adjustments. During the initial term, Hilton will pay a fee based on the fair value of such services based on an arm's length negotiation between Hilton and Park Place. Fees for work performed by outside consultants or contractors retained by Park Place outside the ordinary course of business will be paid directly by Hilton and fees during any extension of the initial 12-month term will be based on mutual agreement of the parties. Hilton may terminate the Park Place Services Agreement at any time for any or no reason upon 30 days' prior written notice to Park Place and either party may terminate the Park Place Services Agreement at any time in the event of a material default of such agreement by the other party.

    ARCHITECTURE AND CONSTRUCTION SERVICES AGREEMENT. The scope and cost of services relating to architecture and construction management services are governed by a separate agreement entered into by Hilton and Park Place on December 31, 1998. Pursuant to the A&C Agreement, Park Place agreed to provide, at Hilton's request, design, construction and financial management services as specified in a work order. Hilton agreed to provide the services of its Senior Vice President of Architecture and Construction to operate Park Place's Architecture and Construction group ("A&C"), including supervision and management of A&C employees, the establishment of A&C policies, goals and budgets and the development of A&C strategies, all subject to Park Place's approval. The term of the A&C Agreement and the fees to be paid in connection with the services provided thereunder are substantially similar as under the Hilton Services Agreement and the Park Place Services Agreement, except that either party may terminate the A&C Agreement at any time for any or no reason upon 90 days' prior written notice to the other party, or effective 90 days thereafter in the event of a material default by the other party.

ASSUMPTION AGREEMENT RELATING TO CERTAIN INDEBTEDNESS

    Hilton and Park Place entered into a debt assumption agreement, pursuant to which Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million aggregate principal amount of 7.375% Senior Notes due 2002 and $325 million aggregate principal amount of 7% Senior Notes due 2004. In the event of an increase in the interest rate on these Notes pursuant to their terms as a result of certain actions taken by

Hilton, and certain other limited circumstances, Hilton is required to reimburse Park Place for any such increase.

    Hilton is obligated to make any payment Park Place fails to make and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus 2% per annum, to the date of such reimbursement.

ARRANGEMENTS BETWEEN GRAND AND LAKES

    On December 31, 1998, Grand Casinos, Inc. completed a tax free spin-off of its non-Mississippi assets with a distribution to the holders of its common stock shares of Lakes (a wholly owned subsidiary of Grand Casinos, Inc.). Upon completion of the Grand distribution, Lakes Gaming, Inc. a new publicly held company (Lakes) conducts the former Grand gaming business located outside the state of Mississippi.

    Pursuant to the Grand distribution agreement, Grand and Lakes allocated between them Grand's assets and liabilities related to the Mississippi business and the non-Mississippi business. Grand and Lakes have also entered into certain other transaction documents governing their relationship following consummation of the Grand distribution. These documents, including the Grand distribution agreement, are described below.

GRAND DISTRIBUTION AGREEMENT

    On December 31, 1998, Grand and Lakes entered into the Grand distribution agreement which provided for, among other things, certain corporate transactions required to effect the restructuring of Grand, the Grand distribution and other arrangements among Grand and Lakes subsequent to the Grand distribution.

    In particular, the Grand distribution agreement defines the assets and liabilities which were retained by Grand and those which are being contributed by Grand to Lakes. Pursuant to the Grand distribution agreement,

    (i) Grand retained the assets and liabilities associated with the Mississippi business, which includes the Mississippi-based operations of Grand Casino Tunica, Grand Casino Biloxi and Grand Casino Gulfport and

    (ii) Lakes assumed the assets and liabilities associated with the non-Mississippi business which includes the Indian management contracts associated with Grand Casino Avoyelles and Grand Casino Coushatta, both located in Louisiana, an interest in the development of the Polo Plaza in Las Vegas and up to $33 million in cash, in addition to certain other assets and liabilities.

    The Grand distribution agreement may be amended upon the written consent of both Grand and Lakes.

GRAND RESTRUCTURING

    In order to effectuate the Grand distribution, Grand consummated a series of mergers, asset and stock transfers and liability assumptions among its subsidiaries, including Lakes (the "Grand Restructuring"). The purpose and effect of the Grand Restructuring was to separate substantially all of Grand's non-Mississippi business from its Mississippi business. In connection with the Grand Restructuring, Lakes, or one of its subsidiaries, has assumed, all liabilities associated with the non-Mississippi business and Grand, or one of its subsidiaries, has retained, all liabilities associated with the Mississippi business.

    Prior to the Grand Restructuring, all of Grand's assets were held indirectly by and operated through various wholly owned subsidiaries of Grand. The subsidiaries that relate to the non-Mississippi business were transferred by Grand through a series of transactions to Lakes. With the transfer of such subsidiaries, Lakes assumed, unless otherwise provided for in the Grand distribution agreement, all assets and liabilities associated with such subsidiaries. The interests of the subsidiaries that relate to the Mississippi business, and the assets and liabilities associated with such subsidiaries, were, unless otherwise provided for in the Grand distribution agreement, retained by Grand. Certain other assets, such as stock in publicly-traded companies and leases related to the Grand Minnetonka, Minnesota headquarters (the "Assigned Lakes Assets"), were assigned to Lakes. Finally, the Grand distribution agreement provided that Grand contribute up to $33 million in cash to Lakes in order to provide necessary and needed levels of working capital and appropriate reserves.

    Prior to the Grand distribution, Grand and Lakes consummated the following transactions subject to certain conditions provided for in the Grand distribution agreement:

        (i) Certain non-Mississippi subsidiaries formed limited liability companies and contributed their respective assets and liabilities to such limited liability companies;

        (ii) One non-Mississippi subsidiary formed a limited liability company and then formed a partnership with such limited liability company. Such non-Mississippi subsidiary contributed its assets and liabilities to such partnership;

       (iii) Grand contributed all of its other assets and liabilities not related to the Mississippi business, other than the stock of the non-Mississippi subsidiaries which organized the limited liability companies, to Lakes;

        (iv) Grand transfered $39 million of cash to Lakes which amount represents the $33 million in cash required for necessary working capital and appropriate reserves less amounts paid by Grand prior to December 31, 1998 in connection with Stratosphere Corporation and increased by the proceeds of any sale of any Assigned Lakes Assets prior to December 31, 1998; and

        (v) The non-Mississippi subsidiaries which organized the limited liability companies merged with and into Lakes.

GRAND TAX ALLOCATION AND INDEMNITY AGREEMENT

    Grand and Lakes have entered into the Tax Allocation and Indemnity Agreement (the "Grand Tax Agreement") which defines the parties' rights and obligations with respect to:

        (i) the preparation and filing of tax returns on a basis consistent with prior practice and the payment of taxes with respect thereto;

        (ii) the allocation of, and indemnification against, certain liabilities for taxes of the parties; and

       (iii) certain other related matters.

    Pursuant to the Grand Tax Agreement, Grand is responsible for preparing and filing:

        (i) all tax and information returns of the Grand Group (as defined in the Grand Tax Agreement) prior to the Grand distribution and of any members thereof for all Pre-Distribution Taxable Periods (as defined below) with certain exceptions; and

        (ii) all tax and information returns of the Grand Group subsequent to the Grand distribution and of any members thereof for all Straddle Periods (as defined below) and Post-Distribution Taxable Periods (as defined below).

    Lakes is responsible for:

        (i) all tax and information returns that relate solely to any member of the Lakes Group (as defined in the Grand Tax Agreement) for all Pre-Distribution Taxable Periods, and are not required to be filed on or before the Grand Distribution Date and

        (ii) all tax and information returns of the Lakes Group and any members thereof for all Straddle Periods and Post-Distribution Taxable Periods.

    The Tax Agreement also provides mechanisms for cooperation in preparing returns, including a requirement that the party responsible for preparing and filing the returns to allow the other party to review and comment on the tax returns to the extent they pertain to the business operations of the other party or the other party is indemnifying for taxes for a period covered by the tax return. As used herein, "Pre-Distribution Taxable Period" means a taxable year that ends on or before December 31, 1998, "Post-Distribution Taxable Period" means a taxable year that begins after the close of business on December 31, 1998, and "Straddle Period" means any taxable year beginning before and ending after the close of business on December 31, 1998.

    The Grand Tax Agreement generally provides that Grand will be liable for all taxes and entitled to all refunds shown on tax returns of Grand and its subsidiaries for all taxable periods, except as follows or as provided in the next paragraph. Taxes and refunds on returns to be filed only by Lakes or any of its post-distribution subsidiaries after December 31, 1998 are allocated only to them. Taxes and refunds shown on consolidated, combined or unitary returns filed after December 31, 1998 for periods beginning before or including December 31, 1998 are allocated between Grand and Lakes by allocating to each the amounts traceable to the assets and business allocated to each under the Grand distribution agreement, except that income taxes are first allocated among Grand and its pre-distribution subsidiaries based on the ratios of taxable income of the corporations with taxable income included in the return, and then re-allocated under the asset and business tracing method above. If any taxes or refunds on such returns cannot be traced, or any transaction taxes (such as sales and transfer taxes, but not income taxes) are caused by the Grand distribution or the Grand merger, they are allocated between Grand and Lakes at a level equal to the percentage allocation of transaction costs as calculated under the merger agreement. Any taxes and refunds resulting from any final tax determinations made by taxing authorities, or any amended returns filed, after December 31, 1998 are allocated by tracing the tax or refund to the assets and business allocated to Grand or Lakes under the Grand distribution agreement.

    The Grand Tax Agreement provides that the economic benefit of the Stratosphere Losses and the economic burden of the Section 355(e) Gain as defined be allocated between Grand and Lakes as follows:

        (i) all Stratosphere Losses as defined will be first applied to reduce the Section 355(e) Gain,

        (ii) Stratosphere Losses in excess of the amount required to eliminate the Section 355(e) Gain will be allocated to Lakes in an amount not to exceed $50 million of the Stratosphere Losses, and

       (iii) any remaining Stratosphere Losses will be allocated equally between Grand and Lakes. Because the Stratosphere Losses allocable to Lakes in (ii) above provided economic benefits to Lakes, such losses were escrowed to secure Lakes' obligation to indemnify Grand against any liability resulting from the Section 355(e) Gain not offset by the Stratosphere Losses. The escrow account was created pursuant to an escrow agreement to be entered into by an escrow agent, Lakes, Grand and Park Place, in the form attached to the Grand Tax Agreement. The Grand Tax Agreement also includes procedures for cooperation in preparing returns, sharing and retaining tax information and responding to and controlling audit adjustments.

    The Grand Tax Agreement is not binding on the IRS or any other taxing authority and does not affect the several liability of Grand, Lakes and their respective subsidiaries for all federal and certain state income taxes of Grand's consolidated group relating to the taxable periods ending on or before December 31, 1998 (including any tax liability resulting from the Section 355 Gain described above).

INTELLECTUAL PROPERTY LICENSE AGREEMENT

    In the Grand distribution, Grand, as a wholly owned subsidiary of Park Place, retained all of its right, title, and interest in certain trademarks, including the trademarks "Grand Casinos," "Grand Advantage Players Club," "Grand Casino Kid Quest," "Marketplace Buffet," "Rapid Change," "Show & Tell Blackjack," and "There's More Than One Reason To Call Us Grand." Pursuant to the terms of an Intellectual Property License Agreement (the "License"), entered into between Grand and Lakes, Grand granted Lakes a world-wide, royalty-free and non-exclusive right and license to use the Intellectual Property (as defined in the License) solely in connection with Lakes' management of certain Facilities (as defined in the License) for the Mille Lacs Band of Chippewa Indians (the "Minnesota Tribe") and the Coushatta Tribe of Louisiana and the Tunica-Biloxi Tribe of Louisiana.

    The Minnesota Tribe retains the right to certain of these trademarks indefinitely. While the Minnesota Tribe's rights to certain trademarks are perpetual, the rights of the Tunica-Biloxi Tribe of Louisiana and the Coushatta Tribe of Louisiana will expire upon termination of the "Louisiana Management Agreements," as defined in such agreement. Upon termination of its management agreement with the Minnesota Tribe, Lakes may sublicense the Intellectual Property to the Minnesota Tribe for use solely in connection with the operation of the Minnesota Tribe's Facilities. For so long as the applicable License remains in effect, Grand will not itself (nor will authorize any other person or entity to) use the Intellectual Property in connection with the operation of any hotel, restaurant, retail, gaming, or other facility of a similar type or nature within a twenty mile radius of a facility owned by the Minnesota Tribe.

    The Intellectual Property may only be used in a manner consistent with its use during the year preceding execution of the License. The License also provides for certain limitations governing use of the Intellectual Property, including certain quality control restrictions. Finally, Lakes is required to indemnify Grand against certain claims relating to the use of the Intellectual Property by Lakes, its assignees or sublicensees.

    Grand may terminate the License prior to the expiration of its term: (a) if Lakes makes an assignment of assets or business for the benefit of creditors, or if a trustee or receiver is appointed to administer or conduct Lakes' business or affairs, or if Lakes is adjudged in any legal proceeding to be either a voluntary or involuntary bankrupt without prior notice or legal action by Grand; or (b) upon 30 days' advance written notice in the event of Lakes' material breach of the License. Lakes also may terminate the License upon 90 days' prior written notice to Grand.

GRAND EMPLOYEE BENEFITS ALLOCATION AGREEMENT

    Grand and Lakes have entered into an Employee Benefits and Other Employment Matters Allocation Agreement (the "Grand Employee Benefits Agreement"), which generally provides for the allocation of current employees of Grand and its subsidiaries and the respective obligations of Grand and Lakes regarding compensation, benefits and labor matters affecting such employees and those former employees who have terminated employment with Grand and its subsidiaries prior to December 31, 1998 ("Former Grand Employees"). Under the Grand Employee Benefits Agreement, Grand and Lakes allocated such employees as of December 31, 1998 to either Grand and its post-distribution subsidiaries (the "Grand Retained Employees") or Lakes and its post-distribution subsidiaries (the "Lakes Employees"), based upon whether each employee's employment duties before December 31, 1998 primarily related to the Mississippi business (being retained by Grand and its post-distribution subsidiaries) or the non-Mississippi business (to be operated by Lakes and its post-distribution subsidiaries), and upon various other factors as may apply. The Grand Employee Benefits Agreement also allocates certain obligations and responsibilities of Grand and Lakes regarding any benefits of eligible dependents and beneficiaries of current employees and Former Grand Employees.

    Subject to the exceptions discussed below, the Grand Employee Benefits Agreement provides that Grand will be responsible for any employment contract obligations with respect to all Grand Retained Employees and for all historical obligations under the Grand employee benefit plans on behalf of all Grand Retained Employees, those Former Grand Employees whose employment related to the Mississippi business, and their respective dependents and beneficiaries (collectively, the "Grand Retained Individuals"); and that Lakes will be responsible for any employment contract obligations with respect to all Lakes Employees and for historical obligations under the Grand employee benefit plans on behalf of all Lakes Employees, those Former Grand Employees whose employment related to the non-Mississippi business, and their respective dependents and beneficiaries (collectively, the "Lakes Individuals"). Grand or Lakes may amend and/or terminate any compensation or benefit plans covering its employees at any time or create new compensation or employee benefit plans.

    Specific provisions of the Grand Employee Benefits Agreement include the following:

    COMPENSATION PLANS. Grand is responsible for payment of all compensation and bonuses payable for periods ending on or before December 31, 1998 to each Grand Retained Individual or Lakes individuals who, on the Grand distribution date, was a participant under any of Grand's cash compensation plans, in accordance with the terms of each applicable plan. Lakes adopted, as of December 31, 1998, all of Grand's cash compensation plans that covered Lakes Individuals, and amended such plans to reflect the new issuer of awards thereunder.

    SEVERANCE BENEFITS. The Grand Employee Benefits Agreement provides that no Lakes Employee who is transferred to Lakes or any of its subsidiaries from Grand or any of its other subsidiaries in connection with the Grand distribution will thereby become entitled to any severance pay or similar benefits under any plan or contract. Grand and Lakes will each assume any risk that its employees may claim such benefits as a result of the Grand distribution or otherwise, including any benefits under change in control agreements.

    401(k) SAVINGS PLANS. As of December 31, 1998, Lakes assumed sponsorship of the Grand Casinos 401(k) Savings Plan (the "401(k) Savings Plan") from Grand. The 401(k) Savings Plan now provides additional benefits only for eligible Lakes Individuals, according to its terms; and the Grand Retained Employees are not eligible to participate, except that the 401(k) Savings Plan will continue to hold the previously accrued benefits of Grand Retained Individuals until completion of the transfer described at the end of this paragraph. For periods on or before December 31, 1998, any employer contributions under the 401(k) Savings Plan with respect to Grand Retained Individuals were made by Grand; and any employer contributions under the 401(k) Savings Plan with respect to Lakes Individuals were made by Lakes. Lakes is in the process of separating the portion of the 401(k) Savings Plan held for Grand Retained Individuals and transferring that portion to a similar plan sponsored by Park Place and covering the Grand Retained Employees.

    STOCK OPTION PLANS. Grand has awarded stock options under the 1991 Grand Casinos, Inc. Stock Option and Compensation Plan, and amendments thereto (the "1991 Option Plan"); options to certain non-employee directors not pursuant to a plan (the "Non-Plan Director Options") and options under the 1995 Director Stock Option Plan (the "1995 Option Plan" and, together with the 1991 Option Plan, the "Grand Option Plans"). Grand, as a subsidiary of Park Place, will maintain the Grand Option Plans on and after December 31, 1998 until it chooses to amend or terminate them.

    As of December 31, 1998, all of the options to purchase Grand common stock that were outstanding under the Grand Option Plans, including the Non-Plan Director Options, were adjusted and converted into options to purchase shares of Grand common stock ("Grand Options") and shares of Lakes common stock ("Lakes Options"). Pursuant to such adjustment, the value of the Grand Options immediately prior to the Grand distribution was preserved immediately after the Grand distribution and the exercise prices of the Grand Options were allocated between Grand Options and the Lakes Options, based upon the relative values of Grand common stock and Lakes common stock immediately after the Grand distribution, all as agreed by Grand and Lakes (the "Adjustment"). The vesting of all Grand Options and Lakes Options accelerated as of December 31, 1998 in connection with the Grand merger and were amended to permit exercises after December 31, 1998 so long as such optionee is either an employee or board member of either entity. With respect to Lakes Individuals holding Grand Options after December 31, 1998, Grand has amended the Grand Option Plans and their Grand Options to change all references to their employment or termination of employment with Grand and its affiliates to substitute their employment by or termination of employment with Lakes and its affiliates. Following the Adjustment, the Grand Options became options to purchase shares of Park Place.

    As of December 31, 1998, Lakes adopted new option plans substantially identical to the Grand Option Plans which Grand shareholders approved at the Grand Special Meeting. All awards under the Lakes Option Plans relate to Lakes Common Stock.

    All Lakes Options issued pursuant to the conversion of the Grand Options under the preceding paragraph, in addition to the Non-Plan Director Options that were converted into Lakes options in the Grand distribution, are treated as awards outside of the Lakes Option Plans, pursuant to assumed option plans under which Lakes will make no new grants (the "Lakes Assumed Option Plans"). The Lakes Assumed Option Plans are identical in all material respects to the Grand Options from which they were converted (including the amendment to permit exercises so long as such optionee is either an employee or board member of either entity). With respect to Grand Retained Individuals receiving any Lakes options as a result of such conversion, all provisions in the Lakes assumed Option Plans and option agreements that would otherwise refer to their employment by or termination of employment with Lakes and its affiliates shall instead reflect their employment by or termination of employment with Grand and its affiliates. After December 31, 1998, Lakes assumed all obligations with respect to the Lakes Options converted from Grand Options, and administers such options under the terms of the Lakes Assumed Option Plans governing such options.

    STOCK PURCHASE PLANS. As of December 31, 1998, the Grand Casinos, Inc. Associate Stock Purchase Plan established by Grand as of March 1, 1997 (the "Grand Stock Purchase Plan") was amended to provide that all contributions withheld from the compensation of participants through the day before December 31, 1998 (the "Purchase Date") be used on the Purchase Date to purchase Grand Common Stock under the Grand Stock Purchase Plan.

    MEDICAL AND OTHER WELFARE BENEFIT PLANS. Grand is responsible for all obligations under Grand's medical, dental, "cafeteria," disability, sick leave, vacation and group term life insurance plans ("Welfare Plans") with respect to Grand Retained Individuals. On and after December 31, 1998, Grand is to maintain its sick leave and vacation plans for eligible Grand Retained Individuals, including all accrued benefits thereunder (vested and unvested); and Grand may continue or adopt other Welfare Plans for Grand Retained Individuals as Grand may choose or as may be required by applicable laws. Lakes is responsible for all obligations under Grand's Welfare Plans with respect to Lakes Individuals. As of December 31, 1998, Lakes adopted sick leave and vacation plans (including all accrued benefits thereunder, whether vested or unvested) and medical, dental and "cafeteria" plans for eligible Lakes Individuals following December 31, 1998, that are substantially comparable to the applicable Grand Welfare Plans. After December 31, 1998, Lakes may adopt other Welfare Plans for Lakes Individuals as Lakes may choose or as may be required by applicable laws.

    However, if a Grand Retained Employee is hired by Lakes (or a Lakes subsidiary) or a Lakes Employee is hired by Grand (or a Grand subsidiary) within 90 days after December 31, 1998, the employee will be credited by the successor employer with the same vacation and sick leave benefits (vested and unvested) the employee had accrued with the former employer. The former employer shall also pay to the successor employer the vested balance of vacation and sick leave accrued by the employee with the former employer, based on the employee's final rate of pay.

    PLAN SERVICE CREDITS. In connection with the Grand distribution and for purposes of determining length of service or plan participation to satisfy eligibility, vesting, benefit accrual and similar requirements under any employee benefit or compensation plan, Grand credited each Grand Retained Employee and Lakes credited each Lakes Employee with such employee's service and original hire date as reflected in the records of Grand or any of its subsidiaries as of December 31, 1998. This credited service and hire date shall be maintained until the employee terminates employment or as may be otherwise required by applicable law or such a plan.

    ADMINISTRATIVE COOPERATION. Grand and Lakes will also cooperate in the transition of such employee-related matters as payroll deductions, unemployment tax experience and benefit elections made by employees.

REGULATION AND LICENSING

    Each of Park Place's casinos are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdiction where located or docked. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports respecting such gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

    In connection with the Hilton distribution and the Grand merger, Park Place was found suitable as the parent holding company of subsidiaries which hold gaming licenses in all domestic jurisdictions in which such licenses are held. In addition, in certain jurisdictions, certain indirectly owned subsidiaries of Park Place were registered, licensed or found suitable in connection with the Hilton distribution and the Grand merger.

    Under provisions of gaming laws in which Park Place has operations and Park Place's Certificate of Incorporation, certain securities of Park Place are subject to restrictions on ownership which may be imposed by specified governmental authorities. Such restrictions may require the holder to dispose of the securities or, if the holder refuses to make such disposition, Park Place may be obligated to repurchase the securities.

NEVADA GAMING LAWS

    The ownership and operation of casino gaming facilities in the State of Nevada, such as those at the Las Vegas Hilton, the Flamingo Hilton-Las Vegas, Bally's Las Vegas, the Flamingo Hilton-Laughlin, the Reno Hilton and the Flamingo Hilton-Reno, are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and various local regulations. Park Place's Nevada gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and, depending on the facility's location, the Clark County Liquor and Gaming Licensing Board (the "CCB") and the City of Reno. The Nevada Commission, the Nevada Board, the CCB and the City of Reno are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

        (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

        (ii) the establishment and maintenance of responsible accounting practices and procedures;

       (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment and maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

        (iv) the prevention of cheating and fraudulent practices; and

        (v) providing a source of state and local revenues through taxation and licensing fees.

    Changes in such laws, regulations and procedures could have an adverse effect on Park Place's gaming operations.

    Each subsidiary of Park Place that currently operates a casino in Nevada (individually, a "Corporate Licensee" and collectively, the "Corporate Licensees"), is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. Park Place is required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Park Place and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, "Gaming Licenses") required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Park Place or any of its Corporate Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Park Place and the Corporate Licensees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Park Place or any Corporate Licensee, Park Place and the Corporate Licensee would have to sever all relationships with such person. In addition, the Nevada Commission may require Park Place or a Corporate Licensee to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

    Park Place and all Corporate Licensees are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions of Park Place or a Corporate Licensee must be reported to, or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by Park Place or a Corporate Licensee, the Gaming Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Corporate Licensee, Park Place and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further a supervisor could be appointed by the Nevada Commission to operate a Corporate Licensee's gaming establishment and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any Gaming License of a Corporate Licensee or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse effect on Park Place's gaming operations.

    Any beneficial holder of Park Place's Common Stock, or any other voting security of Park Place ("Park Place Voting Securities"), regardless of the number of shares owned, may be required to file an application, be investigated, and have such person's suitability as a beneficial holder of Park Place Voting Securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires a beneficial ownership of more than 5% of Park Place Voting Securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Park Place Voting Securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of Park Place Voting Securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds Park Place Voting Securities for investment purposes only. An institutional investor shall not be deemed to hold Park Place Voting Securities for investment purposes unless Park Place Voting Securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Park Place Board, any change in Park Place's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Park Place Voting Securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

        (i) voting on all matters voted on by stockholders;

        (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

       (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of Park Place Voting Securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of Park Place Voting Securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Park Place will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Park Place or a Corporate Licensee, Park Place

        (i) pays that person any dividend or interest upon any Park Place Voting Securities;

        (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

       (iii) pays remuneration in any form to that person for services rendered or otherwise; or

        (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities including, if necessary, the immediate purchase of such voting securities for cash at fair market value. Additionally, the CCB has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own such debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it

        (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever;

        (ii) recognizes any voting right by such unsuitable person in connection with such securities;

       (iii) pays the unsuitable person remuneration in any form; or

        (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    Park Place is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Park Place is also required to render maximum assistance in determining the identity of the beneficial owner of any Park Place Voting Securities. The Nevada Commission has the power to require Park Place's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement on Park Place.

    Park Place may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On December 17, 1998, the Nevada Commission granted Park Place prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by Park Place (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Corporate Licensees to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations issued by, Park Place or an Affiliate in a public offering under the Shelf Registration. The Shelf Approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the Corporate Licensees. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful.

    Changes in control of Park Place through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

        (i) assure the financial stability of corporate gaming operators and their affiliates;

        (ii) preserve the beneficial aspects of conducting business in the corporate form; and

       (iii) promote a neutral environment for the orderly governance of corporate affairs.

    Approvals are, in certain circumstances, required from the Nevada Commission before Park Place can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by Park Place's Board in response to a tender offer made directly to its stockholders for the purpose of acquiring control of Park Place.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Corporate Licensees' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

        (i) a percentage of the gross revenues received;

        (ii) the number of gaming devices operated; or

       (iii) the number of table games operated.

    A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada Corporate Licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada. The Corporate Licensees currently pay monthly fees to the Nevada Commission equal to a maximum of 6.25% of gross revenues.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the Licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages at establishments operated by a Corporate Licensee is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Corporate Licensee.

NEW JERSEY GAMING LAWS

    The ownership and operation of casino gaming facilities in Atlantic City are subject to the New Jersey Casino Control Act (the "New Jersey Act"), regulations of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming and gaming related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily:

        (i) the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations;

        (ii) the nature of casino hotel facilities; and

       (iii) the operating methods and financial and accounting practices used in connection with the casino operations.

    Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the New Jersey Act provides for an investment alternative tax of 2.5% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenues, which are obtained by purchasing bonds issued by, or investing in housing or other development projects approved by, the Casino Reinvestment Development Authority ("CRDA").

    The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to four years (subject to discretionary reopening of the licensing hearing by the New Jersey Commission at any time), and must be renewed by filing an application which shall be acted on by the New Jersey Commission prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the New Jersey Commission may revoke or suspend a license or impose fines or other penalties.

    The New Jersey Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier (each, an "affiliate") of a casino licensee. "Security" is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity (such as common stock or preferred stock) or a creditor interest in an entity (such as a bond, note or mortgage). Pursuant to the New Jersey Act, the corporate charter of a publicly-traded affiliate of a casino licensee must require that a holder of the company's securities who is found to be disqualified by the New Jersey Commission shall dispose of such securities. The corporate charter of a casino licensee or any privately held affiliate of the licensee must:

        (i) establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company and

        (ii) create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company in the event the New Jersey Commission disapproves a transfer of such security under the New Jersey Act.

    The corporate charter of Park Place has been approved by the New Jersey Commission. The corporate charters of Park Place's subsidiaries that operate Bally's Park Place and The Atlantic City Hilton and their privately held affiliates likewise conform to the New Jersey Act's requirements described above for privately held companies.

    If the New Jersey Commission finds that an individual owner or holder of securities of a corporate licensee or an affiliate of such corporate licensee is not qualified under the New Jersey Act, the New Jersey Commission may propose remedial action, including divestiture of the securities held. In the event that disqualified persons fail to divest themselves of such securities, the New Jersey Commission may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly-traded company, and the New

Jersey Commission makes a finding of disqualification with respect to any owner or holder of any security thereof, and the New Jersey Commission also finds that:

        (i) such company has adopted the aforesaid charter provisions;

        (ii) such company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified owner or holder; and

       (iii) such disqualified owner or holder does not have the ability to control the corporate licensee or the affiliate, or to elect one or more members of the board of directors of such affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified owner or holder.

    For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly-traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if such holder owns or beneficially holds 5% or more of any class of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly-traded holding or intermediary company of a casino licensee and:

        (i) the holdings were purchased for investment purposes only;

        (ii) there is no cause to believe the institutional investor may be found unqualified; and

       (iii) upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

    With respect to debt securities, the New Jersey Commission generally requires a person holding 15% or more of a debt issue of a publicly-traded affiliate of a casino licensee to qualify under the New Jersey Act. There can be no assurance that the New Jersey Commission will continue to apply the 15% threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. An exception to the qualification requirement is made for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is less than 20% of the total outstanding debt of the affiliate and less than 50% of any outstanding publicly-traded issue of such debt, and if the conditions specified in the above paragraph are met. As with equity securities, a waiver of qualification may be granted to institutional investors holding larger positions upon a showing of good cause and if all conditions specified in the above paragraph are met.

    Generally, the New Jersey Commission would require each institutional holder seeking a waiver of qualification to execute a certificate to the effect that:

        (i) the holder has reviewed the definition of institutional investor under the New Jersey Act and believes that it meets the definition of institutional investor;

        (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business;

       (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate; and

        (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' notice of such intent and shall file with the New Jersey Commission an application for qualification before taking any such action.

    Commencing on the date the New Jersey Commission serves notice on a corporate licensee or an affiliate of such corporate licensee that a security holder of such corporation has been found disqualified, it will be unlawful for the security holder to:

        (i) receive any dividends or interest upon any such securities;

        (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities; or

       (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

    Persons who are required to qualify under the New Jersey Act by reason of holding debt or equity securities, and are not already qualified, are required to place the securities into an Interim Casino Authorization ("ICA") trust pending qualification. Unless and until the New Jersey Commission has reason to believe that the investor may not qualify, the investor will retain the ability to direct the trustee how to vote, or whether to dispose of, the securities. If at any time the New Jersey Commission finds reasonable cause to believe that the investor may be found unqualified, it can order the trust to become "operative," in which case the investor will lose voting power, if any, over the securities but will retain the right to petition the New Jersey Commission to order the trustee to dispose of the securities.

    Once an ICA trust is created and funded, and regardless of whether it becomes operative, the investor has no right to receive a return on the investment until the investor becomes qualified. Should an investor ultimately be found unqualified, the trustee would dispose of the trust property, and the proceeds would be distributed to the unqualified applicant only in an amount not exceeding the actual cost of the trust property. Any excess proceeds would be paid to the State of New Jersey. If the securities were sold by the trustee pending qualification, the investor would receive only actual cost, with disposition of the remainder of the proceeds, if any, to await the investor's qualification hearing.

    In the event it is determined that a licensee has violated the New Jersey Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person who is required to qualify under the New Jersey Act fails to qualify, including a security holder who fails to qualify and does not dispose of securities as may be required by the New Jersey Act, then, under certain circumstances and with the exception discussed above for publicly traded affiliates, the licensee could have its license suspended or revoked.

    If a casino license is not renewed, is suspended for more than 120 days or is revoked, the New Jersey Commission can appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the casino hotel of a suspended licensee or with operating and disposing of the casino hotel of a former licensee. Such suspended licensee or former licensee would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the New Jersey Commission. Suspension or revocation of any licenses or the appointment of a conservator by the New Jersey Commission would have a material adverse effect on the businesses of Park Place's Atlantic City casino hotels.

MISSISSIPPI GAMING LAWS

    The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission.

    The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

    The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to:

        (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

        (ii) establish and maintain responsible accounting practices and procedures;

       (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission;

        (iv) prevent cheating and fraudulent practices;

        (v) provide a source of state and local revenues through taxation and licensing fees; and

        (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

    The regulations are subject to amendment and interpretation by the Mississippi Commission. Management believes that compliance by Park Place with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of Park Place's securities. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on Park Place and Park Place's Mississippi gaming operations.

    The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of March 1, 1999, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

    Park Place and each of its Mississippi licensee affiliates are subject to the licensing and regulatory control of the Mississippi Commission. Park Place is registered under the Mississippi Act as a publicly traded holding company of its Mississippi licensee affiliates and will be required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If Park Place is unable to satisfy the registration requirements of the Mississippi Act, Park Place and its affiliates cannot own or operate gaming facilities in Mississippi. Each of Park Place's Mississippi licensee affiliates must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations.

    Gaming licenses are not transferable, are issued for a two-year period and must be renewed periodically thereafter. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Commission.

    Certain officers and employees of Park Place and the officers, directors and certain key employees of Park Place's licensed Mississippi subsidiaries must be found suitable or be licensed by the Mississippi Commission. Park Place believes it has applied for all necessary findings of suitability with respect to such persons, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Park Place may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Commission has the power to require Park Place and its registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

    Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Commission shall refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed certain misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

    At any time, the Mississippi Commission has the power to investigate and require a finding of suitability of any record or beneficial stockholder of Park Place. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded corporation registered with the Mississippi Commission to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public company's common stock. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of Park Place beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. Park Place is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with Park Place or its licensed subsidiaries, Park Place:

        (i) pays the unsuitable person any dividend or other distribution upon the voting securities of Park Place;

        (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

       (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

        (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

    Park Place may be required to disclose to the Mississippi Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Act the Mississippi Commission may, in its discretion,

        (i) require holders of debt securities of registered corporations to file applications,

        (ii) investigate such holders, and

       (iii) require such holders to be found suitable to own such debt securities.

    Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt or equity securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

    Each of Park Place's Mississippi licensed subsidiaries must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and Park Place must maintain in Mississippi a current list of stockholders of Park Place which must reflect the record ownership of each outstanding share of any equity security issued by Park Place. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities of Park Place are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Park Place must also render maximum assistance in determining the identity of the beneficial owner.

    The Mississippi Act requires that the certificates representing securities of a registered publicly traded corporation bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Mississippi Commission has granted Park Place an exemption from this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of Park Place's securities at any time.

    Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Commission. Park Place may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

    Changes in control of Park Place through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Mississippi Commission. The Mississippi Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

        (i) assure the financial stability of corporate gaming operators and their affiliates;

        (ii) preserve the beneficial aspects of conducting business in the corporate form; and

       (iii) promote a neutral environment for the orderly governance of corporate affairs.

    Approvals are, in certain circumstances, required from the Mississippi Commission before Park Place may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Commission if Park Place adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of Park Place.

    Neither Park Place nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of Park Place and its affiliates. Park Place received a waiver of foreign gaming approval from the Mississippi Commission for operations in other states, but may be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

    If the Mississippi Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensed subsidiary, Park Place and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Park Place's Mississippi gaming operations.

    License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the county or city in which a licensed gaming subsidiary's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon

        (i) a percentage of the gross gaming revenues received by the casino operation,

        (ii) the number of slot machines operated by the casino or

       (iii) the number of table games operated by the casino.

    The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against Park Place's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which Park Place's casino operations are located, equals approximately 4% of the gaming receipts.

    The Mississippi Commission has adopted a regulation requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Management of Park Place believes it is in compliance with this requirement. Recently, the Mississippi Commission adopted a regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase.

    The sale of alcoholic beverages by Park Place's subsidiaries is subject to the licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. All of Park Place's Mississippi casinos are in areas designated as special resort areas, which allows the casinos to serve alcoholic beverages on a 24-hour basis. The ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a material adverse effect upon the casino's operations. Certain officers and managers of Park Place and its Mississippi casinos must be investigated by the ABC in connection with its liquor permits and changes in certain positions must be approved by the ABC.

LOUISIANA GAMING LAWS

    The ownership and operation of a riverboat gaming vessel in the State of Louisiana is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Act"). Gaming activities are regulated by the Louisiana Gaming Control Board (the "Louisiana Board"). The Louisiana Board is responsible for investigating the background of all applicants seeking a riverboat gaming license, issuing the license and enforcing the laws, rules and regulations relating to riverboat gaming activities.

    The applicant, its officers, directors, key personnel, partners and persons holding a 5% or greater interest in the holder of a gaming license are required to be found suitable by the Louisiana Board. The Louisiana Board may, in its discretion, also review the suitability of other security holders of, or persons affiliated with, a licensee. This finding of suitability requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. Park Place's Louisiana affiliate, Bally's Louisiana, Inc., have filed the required forms with the Louisiana Regulatory Authorities with respect to such finding of suitability.

    On March 24, 1994, the Louisiana Board's predecessor issued a riverboat gaming license to Belle of Orleans, L.L.C., a limited liability company in which Park Place has a 49.9% interest. Belle of Orleans, L.L.C. commenced riverboat gaming operations in New Orleans on July 9, 1995. Park Place is engaged in litigation with its 50.1% partner in the Belle of Orleans, L.L.C. See "Item 3. Legal Proceedings."

    The transfer of a Louisiana gaming license is prohibited under the Act. The sale, assignment, transfer, pledge or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to Louisiana Board approval and the transferee must be found suitable. In addition, all contracts and leases entered into by a licensee are subject to approval and certain enterprises which transact business with the licensee must be licensed.

    If a security holder of a licensee is found unsuitable, it will be unlawful for the security holder to:

        (i) receive any dividend or interest with regard to the securities;

        (ii) exercise, directly or indirectly, any rights conferred by the securities; or

       (iii) receive any remuneration from the licensee for services rendered or otherwise.

    The Louisiana Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee, but may waive those requirements with respect to holders of publicly-traded securities of intermediary and holding companies if such holders do not have the ability to control the publicly-traded corporation or elect one or more directors thereof. Taxes are imposed by the State of Louisiana on gaming operations at the rate of 18.5% of net gaming proceeds.

    On April 19, 1996, the Louisiana legislature approved legislation mandating statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit three individual types of gaming. On November 5, 1996, Louisiana voters determined whether each of the following types of gaming would be prohibited or permitted in the following described Louisiana parishes:

        (i) the operation of video draw poker devices in each parish;

        (ii) the conduct of riverboat gaming in each parish that is contiguous to a statutorily designated river or waterway; or

       (iii) the conduct of land-based casino gaming operations in Orleans
    Parish.

    In Orleans Parish, where Park Place's riverboat casino currently operates, a majority of the voters elected to continue to permit the three types of gaming described above. The current legislation does not provide for any moratorium on future local elections on gaming. Further, the current legislation does not provide for any moratorium that must expire before future local elections on gaming could be mandated or allowed. In addition, a change of berth by a licensee would require voter approval in the parish in which the new berth is located.

MISSOURI GAMING LAWS

    Missouri has enacted the Missouri Gaming Law (the "MGL") and established the Missouri Gaming Commission (the "MGC"), which is responsible for licensing and regulating riverboat gaming in Missouri. The MGL does not specifically limit the number of licenses that the MGC may grant, but generally authorizes the MGC to limit the number of licenses granted. The MGL grants specific powers and duties to the MGC to supervise riverboat gaming, implement the MGL and take other action as may be reasonable or appropriate to enforce the MGL. The MGC may approve permanently moored ("dockside") riverboat casinos subject to specific criteria.

    The MGL extensively regulates owning and operating riverboat gaming facilities in Missouri. Generally, a licensed company and its officers, directors, employees, related subsidiaries and significant shareholders are subject to such extensive regulation. Prior to and in connection with the Hilton distribution, Park Place applied to the MGC for approval to own and operate the Flamingo Casino--Kansas City, which approval was not received prior to the Hilton distribution. On January 13, 1999, Hilton entered into an agreement to sell this property to a third party. The sale is subject to approval by the MGC. See "Business--Missouri Casino."

QUEENSLAND GAMING LAWS

    Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including Park Place, its subsidiary that manages the Conrad Jupiters, Gold Coast and the Conrad International Treasury Casino, Brisbane and certain of their principal stockholders, directors and officers, must be found suitable and licensed. A casino license once issued remains in force until surrendered or canceled. Queensland law defines the grounds for cancellation and, in such event, an administrator may be appointed to assume control of the casino hotel complex. The Queensland authorities have also conducted an investigation of, and have found suitable, Park Place and its subsidiary BI Gaming Corporation (which will hold the Australian gaming assets of Park Place).

    Taxes are imposed by Queensland on gaming operations at the rate of 20% of gross gaming revenues, except that gaming revenues arising from persons or groups participating in special flight programs or "junkets" are taxed at a 10% rate. A casino community benefit levy of 1% of gross gaming revenues is also imposed.

URUGUAY GAMING LAWS

    Uruguay also has laws and regulations governing the establishment and operation of casino gaming. The Internal Auditors Bureau of Uruguay, under the authority of the Executive Power of the Oriental Republic of Uruguay, is responsible for establishing the terms under which casino operations are conducted, including suitability requirements of persons associated with gaming operations, authorized games, specifications for gaming equipment, security, surveillance and compliance. Baluma S.A., a corporation duly organized and existing under the laws of the Oriental Republic of Uruguay, as owner of the Conrad International Punta del Este Resort & Casino (the "Complex") has been authorized to conduct casino operations by the Executive Power of the Oriental Republic of Uruguay. Such authorization was granted based on the expertise and financial suitability of Hilton and its subsidiary Conrad International Hotels Corporation, which acted as manager of the Complex. By resolution dated December 29, 1998, the Executive Power of the Oriental Republic of Uruguay authorized the replacement of Conrad International Hotels Corporation by B I Gaming Corporation, a subsidiary of Park Place, as manager of the Complex, subject to the fullfilment of certain formal requirements set forth in such resolution.

    A casino concession fee is imposed by Uruguay on gaming operations conducted by Conrad International Punta del Este Resort and Casino at a fixed amount per fiscal year. For the years ending December 31, 1997, 1998 and 1999, the casino concession fee imposed is $3.2 million, $3.3 million and $3.3 million, respectively.

IRS REGULATIONS

    The Internal Revenue Service ("IRS") requires operators of casinos located in the United States to file information returns for U.S. citizens (including names and addresses of winners) for keno and slot machine winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain keno, bingo and slot machine winnings of nonresident aliens. Management is unable to predict the extent, if any, to which such requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, such other games.

    Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which Park Place operates casinos, or in which Park Place has applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of such regulations.

OTHER LAWS AND REGULATIONS

    Each of the casino hotels and riverboat casinos described in Items 1 and 2 of this Report is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Management believes that Park Place has obtained all required licenses and permits and its businesses are conducted in substantial compliance with applicable laws.

EMPLOYEES

    At December 31, 1998, Park Place had approximately 42,000 employees, of which approximately 10,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Park Place believes that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the gaming industry generally. Although strikes of short duration have from time to time occurred at certain of Park Place's facilities, Park Place believes its employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

    Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information in oral statements or other written statements made or to be made by the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary language noting important factors that could cause actual results to differ materially from those projected in such statements. Such forward-looking statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Park Place has based its forward-looking statements on current expectations and projections about future events.

    When used in this Annual Report on Form 10-K and in other statements made by or on behalf of the Company, the words "believes," "anticipates," "expects," "plans," "intends," "hopes," "estimates," "projects" and other similar expressions, which are predictions of or indicative of future events and trends, identify forward-looking statements. Such forward-looking statements are subject to a number of important risks, uncertainties and assumptions that could significantly affect anticipated results in the future. These risks, uncertainties and assumptions about Park Place and its subsidiaries include, but are not limited to, the following:

    - the effect of economic, credit and capital market conditions in general and on gaming companies in particular;

    - construction and development activities;

    - ability to successfully integrate Park Place operations with Grand;

    - the impact of competition including the information set forth under "Business--Competition", particularly from other gaming and hotel/gaming operations;

    - changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies; and

    - changes in customer demand.

    In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

ITEM 2.  PROPERTIES

    Hotel casinos owned and operated, leased and managed by Park Place are listed and described in Item 1 of this Report.

ITEM 3.  LEGAL PROCEEDINGS

    Park Place and its subsidiaries are parties to legal proceedings relating to the Hilton gaming business that were assumed pursuant to the Hilton distribution agreement. In the opinion of management, the resolution of these matters will not have a material effect on Park Place's financial position or results of operation. In addition, Grand and its subsidiaries are parties to various lawsuits and any liability with respect thereto is an obligation of the Park Place consolidated group. Pursuant to the Grand distribution agreement and the merger agreement, Grand will be indemnified by Lakes for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for such liabilities which could have a material adverse effect on Park Place.

BELLE OF ORLEANS

    The subsidiary which holds the Belle of Orleans, L.L.C. (the "Belle") (the "Louisiana Subsidiary") and Metro Riverboat Associates, Inc. ("Metro"), which owns the remaining 50.1% interest in the Belle, are engaged in certain litigation. The Louisiana Subsidiary and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, along with a management agreement providing for the Louisiana Subsidiary to manage the riverboat casino. On March 27, 1997, Metro filed suit in the Civil District Court for the Parish of Orleans, State of Louisiana seeking contractual and injunctive relief under the terms of the operating and management agreements based on non-competition and change of control provisions which were allegedly triggered as a result of Hilton's merger with Bally Entertainment Corporation in 1996. Preliminary injunctive relief was granted to Metro by the trial court. After various hearings and appeals by the Louisiana Subsidiary, the injunctive relief granted by the trial court has been suspended while on appeal. On June 16, 1998, Metro filed a second, related suit for damages in an unspecified amount against the Louisiana Subsidiary and certain of its affiliates. The two suits filed by Metro were consolidated by the trial court. The Louisiana Subsidiary filed certain exceptions which were denied, but, pursuant to a writ application subsequently filed, the Court of Appeals reversed and remanded for determination of which disputes are arbitrable. On November 23, 1998, Metro filed a third suit in the Civil District Court for the Parish of Orleans, State of Louisiana against the Louisiana Subsidiary, seeking a temporary restraining order and preliminary injunction to prevent the Louisiana Subsidiary from continuing as manager of the riverboat casino. On December 23, 1998, judgment was rendered in favor of the Louisiana Subsidiary dismissing the suit in its entirety. Metro has appealed. An affiliate of the Louisiana Subsidiary, Bally's Intermediate Holdings, Inc., which due to a merger subsequently became Bally's Midwest Casinos, Inc., filed an action on September 23, 1998, in the Circuit Court of Cook County, Illinois, which action has since been removed to the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking judgment against Metro based upon Metro's default under certain agreements between the parties relating to a $4 million loan to a shareholder of Metro. Plaintiff filed a motion for summary judgment which is currently under advisement by the court. Metro filed a fourth suit on December 28, 1998 in the Civil District Court for the Parish of Orleans, State of Louisiana seeking a temporary restraining order and permanent injunctive relief to prevent the spinoff of Hilton's gaming operations to Park Place. A temporary restraining order was issued by the trial court, dissolved by the Court of Appeals and affirmed by the Supreme Court. The motion for preliminary injunction was denied.

    Park Place will vigorously defend all claims under such suits and vigorously pursue its claim against Metro.

BALLY MERGER LITIGATION

    A purported class action against Bally Entertainment Corporation ("Bally"), its directors and Hilton was commenced on September 4, 1996, under the caption PARNES V. BALLY ENTERTAINMENT CORPORATION, ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleges breaches of fiduciary duty in connection with the merger of Bally with and into Hilton in December 1996 (the "Bally Merger"), including allegedly illegal payments to Arthur M. Goldberg that purportedly denied Bally shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. In the complaint, the plaintiff seeks, among other things:

        (i) an order enjoining the Bally Merger;

        (ii) an award of damages in an unspecified amount;

       (iii) an order requiring Mr. Goldberg to disgorge his profits; and

        (iv) an award of attorneys' fees and expenses.

    In orders dated May 13, 1997 and February 3, 1998, the Court dismissed this litigation. Plaintiff appealed this dismissal and, on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery.

ATLANTIC CITY LITIGATION

    On September 9, 1997, an action was commenced in the United States District Court for the Southern District of New York by Mirage Resorts, Inc. ("Mirage"). Named as defendants are the Company, Trump Hotel & Casino Resorts ("THCR"), and the allegedly controlling shareholder of THCR. The complaint alleges, among other things, that the defendants violated the Sherman Antitrust Act, committed tortious interference with prospective economic advantage, and induced a breach of fiduciary duty, in connection with Mirage's efforts to develop a casino resort in Atlantic City, New Jersey. Injunctive relief and compensatory and punitive damages in unspecified amounts are sought.

    The Company has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

SLOT MACHINE LITIGATION

    On April 26, 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division--WILLIAM H. POULOS, ET AL V. CAESARS WORLD, INC. ET AL--Case No. 39-478-CIV-ORL-22--in which various parties (including Park Place and Grand) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

    An action subsequently filed on May 10, 1994 in the United States District Court for the Middle District of Florida--WILLIAM AHEARN, ET AL V. CAESARS WORLD, INC. ET AL--Case No. 94-532-CIV-ORL-22-- made similar allegations and was consolidated with the Poulos action.

    Both actions included claims under the federal Racketeering-Influenced and Corrupt Organizations Act and under state law, and sought compensatory and punitive damages. The plaintiffs claimed that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play.

    In December 1994, the consolidated actions were transferred to the U.S. District Court for the District of Nevada.

    On September 26, 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada--LARRY SCHREIER, ET AL V. CAESARS WORLD, INC. ET AL--Case No. CV-95-00923-DWH (RJJ).

    The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

    In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title WILLIAM H. POULOS, ET AL. V. CAESARS WORLD, INC., ET AL--Case No. CV-S-94-11236-DAE (RJJ)--(Base File), and required the plaintiffs to file a consolidated and amended complaint. On February 14, 1997, the plaintiffs filed a consolidated and amended complaint.

    In March 1997, various defendants filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

    On or about December 19, 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint was filed on or about February 13, 1998.

    The plaintiffs have filed a motion seeking an order certifying the action as a class action. Certain of the defendants have opposed the motion. The Court has not ruled on the motion.

LEGAL PROCEEDINGS--GRAND

    STRATOSPHERE CORPORATION

    Grand previously owned approximately 37% of the common stock issued by Stratosphere Corporation ("Stratosphere"). Stratosphere and its wholly owned operating subsidiary developed and operated the Stratosphere Tower, Hotel and Casino in Las Vegas, Nevada. On January 27, 1997, in the United States Bankruptcy Court in and for the District of Nevada, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

    On November 7, 1997, Stratosphere filed its Second Amended Plan, which was approved by the Bankruptcy Court and declared effective on October 14, 1998. Pursuant to the Second Amended Plan, Stratosphere common stock that was outstanding prior to the effective date of the Second Amended Plan was cancelled.

    In March 1995, in connection with Stratosphere's issuance of its First Mortgage Notes, Grand entered into a Standby Equity Commitment Agreement (the "Standby Equity Commitment") between Stratosphere and Grand. Grand agreed in the Standby Equity Commitment, subject to the terms and conditions stated in the Standby Equity Commitment, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere is operating (as defined in the Standby Equity Commitment) to the extent Stratosphere's consolidated cash flow (as defined in the Standby Equity Commitment) during each of such years does not exceed $50 million.

    The enforceability of the Standby Equity Commitment is the subject of litigation to which Grand is a party in (i) the Stratosphere Bankruptcy case (as a result of a motion brought by the Official Committee), and (ii) the U.S. District Court for the District of Nevada (as a result of an action brought by the Trustee). On February 19, 1998, the Bankruptcy Court ruled that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law. The Official Committee has stated that it intends to appeal the Bankruptcy Court's decision.

    The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. Currently, Grand has not been served with any such litigation.

    STRATOSPHERE SECURITIES LITIGATION

    Grand and certain persons who have been indemnified by Grand (including certain former and current Grand officers and directors) are defendants in legal actions filed on August 16, 1996 in the District Court, Clark County, Nevada and on August 5, 1996 in the United States District Court, District of Nevada. These actions arise out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project (the "Stratosphere Project") in Las Vegas, Nevada.

    The plaintiffs in the actions, who are current and/or former Stratosphere Corporation shareholders, seek to pursue the actions as class actions, and make various claims against Grand and the Grand-related defendants, including securities fraud. In September 1997, Grand and the Grand-related defendants submitted a motion to dismiss the federal action. In April 1998, this motion was granted, in part, and denied, in part. The plaintiffs are pursuing the claims that survived the motion to dismiss. Grand and the Grand-related defendants have also submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. Currently, the plaintiffs are engaged in discovery related to the issues raised by the summary judgment motion. The court will not decide the motion until after such discovery is completed and the parties have submitted their respective arguments. The state court action has been stayed pending resolution of the federal court action.

    Grand intends to vigorously defend itself and the other Grand-related defendants against the claims made in both the state and the federal action.

    GRAND SECURITIES LITIGATION

    Grand and certain of Grand's current and former officers and directors are defendants in a legal action filed on September 9, 1996 in the United States District Court in Minnesota. This action arises out of Grand's involvement in the Stratosphere Project.

    The plaintiffs in the action who are current and/or former Grand shareholders, seek to pursue the action as a class action, and make various claims against Grand and the other defendants, including securities fraud. Grand and the Grand-related defendants submitted a motion to dismiss the plaintiffs' claims. In December 1997, that motion was granted, in part and denied, in part. Grand and the Grand-related defendants have also submitted a motion for summary judgment. Currently, the plaintiffs and Grand and the other defendants are engaged in discovery in the action. On March 10, 1999, plaintiffs were granted leave to amend their complaint to include Park Place and Lakes.

    Grand intends to vigorously defend itself and the other defendants against the claims that survived Grand's motion to dismiss.

    DERIVATIVE ACTION

    Certain of Grand's current and former officers and directors are defendants in a legal action originally filed on February 6, 1997 in the District Court, Hennepin County, state of Minnesota. This action arises out of Grand's investment in Stratosphere.

    The plaintiffs in the action who are current and/or former Grand shareholders, seek to pursue the action against the defendants on behalf of Grand, and make various claims that the defendants failed to fulfill claimed duties to Grand. Grand is providing the defense for the defendants pursuant to Grand's indemnification obligations to the defendants.

    Grand's board of directors appointed an independent special litigation committee under Minnesota law to evaluate whether Grand should pursue the claims made by the plaintiffs. The committee has completed its evaluation and has recommended to the court that the plaintiffs' claims not be pursued.

    In May 1998, the Court granted a motion for summary judgment submitted by Grand, thereby dismissing the plaintiffs' claims. On March 9, 1999 the court of appeals affirmed the summary judgement. It is uncertain whether plaintiffs will seek further review.

    STRATOSPHERE PREFERENCE ACTION

    On February 12, 1998, Stratosphere filed a complaint in the United States Bankruptcy Court in and for the District of Nevada against Grand and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand (Grand Media), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and to Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

    Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

    In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery remains in process.

    INDEMNIFICATION AGREEMENT

    As part of the merger and the Lakes distribution, Lakes agreed to indemnify Grand against all costs, expenses and liabilities incurred or suffered by Grand and certain of its subsidiaries and their respective current and former directors and officers in connection with or arising out of the Stratosphere litigation described above. Lakes' indemnification obligations include the obligation to provide the defense of all claims made in such proceedings against Grand and to pay all related settlements and judgments.

    As security to support Lakes' indemnification obligations to Grand under each of the Grand distribution agreement and the merger agreement, and as a condition to the consummation of the merger, Lakes has agreed to irrevocably deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, during the four year period subsequent to December 31, 1998.

    OTHER LITIGATION

    Park Place is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters are not likely to have a material adverse effect upon the Company's consolidated financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The common stock of the Company began trading on December 21, 1998 on a "when issued" basis, prior to the Hilton distribution on December 31, 1998. The common stock trades on the New York Stock Exchange under the symbol PPE. As of March 15, 1999, there were approximately 12,641 holders of record of the Company's common stock.

    Pursuant to the Amended and Restated Certificate of Incorporation, the Company's authorized capital stock consisted of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. At January 1, 1999, the Company had outstanding approximately 303,000,000 shares of common stock and no shares of preferred stock.

DIVIDENDS

    The Company does not currently anticipate paying cash dividends. In March 1999, the Board of Directors approved a stock repurchase plan which authorized the repurchase of up to 8 million shares of the Company's common stock.

PREFERRED STOCK PURCHASE RIGHTS

    On December 29, 1998, the Board of Directors adopted a Preferred Share Purchase Rights Plan ("Rights Plan") and declared a dividend distribution of one Right on each outstanding share of the Company's common stock and one Right on each share of common stock issued between such date and the earliest of the Distribution Date and the Expiration Date (as these terms are defined in the Rights Plan). Stockholders may transfer the Rights with the common stock only until they become exercisable.

    Generally, the Rights become exercisable only if a person or group (other than Exempt Persons, as defined below) acquires 15% or more of the then outstanding shares of common stock or announces a tender offer which would result in ownership by a person or group of 15% or more of the then outstanding shares of common stock. Each Right entitles stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40.

    If a person or group (other than Exempt Persons) acquires 15% or more of the Company's shares of common stock, each holder of a Right will be entitled to receive upon exercise a number of shares of the Company's common stock having a market value equal to two times the then current purchase price of the Right. If, after a person or group acquires 15% or more of the Company's shares of common stock, the Company is acquired in a merger or engage in certain other business combination transactions or transfers of assets, each Right entitles its holder to purchase, at the Right's then current price, a number of the acquiring company's common shares having a then current market value of twice the Right's exercise price.

    Following the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock (other than Exempt Persons) and prior to an acquisition of 50% or more of the Company's common stock, the board of directors may exchange the Rights (other than Rights owned by the person or group), in whole or in part, at an exchange ratio described in the Rights Plan.

    Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for $.001 per Right at the option of the board of directors.

    "Exempt Person" means:

    - the Company or any of its subsidiaries;

    - any of the Company or its subsidiaries' employee benefit plans;

    - any entity or trustee holding shares of the Company's capital stock for or pursuant to the terms of any such plan or for the purpose of funding other employee benefits for the Company or its subsidiaries' employees; or

    - Barron Hilton or the Conrad N. Hilton Fund.

ITEM 6.  SELECTED FINANCIAL DATA

    Park Place has derived the following historical information from the Park Place audited financial statements for 1995 through 1998 and unaudited financial statements for 1994. Because the merger with Grand occurred on December 31, 1998, results of operations do not reflect the operations of Grand. The balance sheet information does reflect the merger with Grand as of December 31, 1998. The information is only a summary and should be read in conjunction with Management's Discussion and Analysis in Item 7 and the historical financial statements and related notes in Item 8.

                                                                      FISCAL YEARS ENDED OR AS OF DECEMBER 31,
                                                                   ----------------------------------------------
                                                                    1998    1997        1996        1995    1994
                                                                   ------  -------     -------     ------  ------
                                                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                                      AMOUNTS)
RESULTS OF OPERATIONS:
  Total revenue(1)...............................................  $2,305  $ 2,153     $   970     $  942  $  899
  Total operating income.........................................     302      201          92        165     162
  Income before extraordinary item...............................     109       67(2)       36(3)      85      79
  Income before extraordinary item per share--Basic..............  $  .42  $   .25     $   .18     $  .44  $  .41
  Income before extraordinary item per share--Diluted............     .42  $   .25     $   .18     $  .44  $  .41
OTHER OPERATING DATA:
  EBITDA(4)......................................................  $  556  $   512     $   216     $  253  $  240
BALANCE SHEET:
  Cash and equivalents, restricted cash and temporary
    investments(1)(5)............................................  $  382  $   234     $   232     $   38  $   26
  Total assets(1)................................................   7,174    5,630       5,364      1,350   1,248
  Total debt(5)..................................................   2,472    1,306       1,278        549     549
  Stockholders'/Division equity..................................   3,608    3,381       3,157        592     510

------------------------------

(1) On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus in EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

   Upon adoption of EITF 97-2, which was in the fourth quarter of 1998, Park
    Place no longer includes in its financial statements the revenues, operating expenses and working capital of its managed properties. The revenues presented assume application of EITF 97-2 to Park Place's financial statements which have reduced historical revenues by $427 million, $457 million, $350 million, $292 million and $183 million for the years ended December 31, 1997, 1996, 1995 and 1994, respectively. Application of the standard reduced historical cash, cash equivalents and temporary investments by $29 million, $28 million, $26 million and $18 million for the years ended December 31, 1997, 1996, 1995 and 1994, respectively, and reduced historical total assets by $59 million, $83 million, $48 million and $35 million for the years ended December 31, 1997, 1996, 1995 and 1994, respectively.

(2) Includes after-tax non-recurring charges totaling $59 million related to the recognition of an impairment loss on the Flamingo Casino-Kansas City and an impairment loss and other costs associated with the closure of the Flamingo Casino-New Orleans.

(3) Includes after-tax non-recurring charges totaling $23 million, primarily related to the write-off of pre-opening expenses for the Flamingo Casino-Kansas City and losses associated with a planned relocation of the Flamingo Casino-New Orleans.

(4) EBITDA is earnings before interest, taxes, depreciation, amortization, non-cash items and transaction costs in 1998, which can be computed by adding depreciation, amortization, non-cash items and transaction costs to operating income. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses are excluded from EBITDA as these items do not impact operating results on a recurring basis. Pre-tax non-cash charges for Park Place historical totaled $16 million for the year ended December 31, 1998, $96 million for the year ended December 31, 1997 and relate to the recognition of an impairment loss on the Flamingo Casino-Kansas City and an impairment loss and other costs associated with the closure of the Flamingo Casino-New Orleans. Pre-tax non-cash charges for Park Place totaled $1 million for the year ended December 31, 1996 and relate to the write-down of an asset to estimated fair market value. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary item) nor should it be considered as an indicator of the overall financial performance of Park Place. The calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Historical depreciation, amortization, non-cash items and transaction costs in 1998 for Park Place for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 totaled $254 million,
    $311 million, $124 million, $88 million and $78 million, respectively.

(5) On December 31, 1998, the Company completed a covenant defeasance of the Grand 9% Senior Unsecured Notes by depositing $135 million in an irrevocable trust. The amount deposited in trust, as well as the obligation, have been reflected in the consolidated balance sheet in restricted cash and long-term debt, respectively, as of December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGY

    Park Place Entertainment Corporation ("Park Place" or "the Company") expects to expand its gaming business through acquisitions of quality assets in established markets and selective new development. The merger with Grand's Mississippi business on December 31, 1998 exemplifies Park Place's continued execution of this strategy which began with the December 1996 merger (the "Bally Merger") with Bally Entertainment Corporation ("Bally"). Park Place's new development efforts are currently concentrated on the construction of the 2,900-room Paris Casino-Resort on the Las Vegas Strip which is expected to open in the fall of 1999. Park Place intends to seek additional expansion and new development opportunities, both domestically and internationally, where superior returns can be demonstrated. Park Place believes that in addition to its cash flow from operations, it will have access to financial resources sufficient to finance its future growth. The following discussion should be read in conjunction with the financial statements of Park Place for the years ended December 31, 1998, 1997, and 1996 included in this Annual Report on Form 10-K.

FINANCIAL CONDITION

    LIQUIDITY

    Net cash provided by operating activities was $318 million, $375 million, and $139 million in 1998, 1997 and 1996, respectively. The increase in operating cash flow from 1996 to 1997 reflects the Bally Merger and a return to more normalized results at the Las Vegas Hilton. Net cash provided by operating activities for the year ended December 31, 1998 decreased $57 million from the prior year due primarily to transaction costs incurred in association with the split from Hilton and the merger with Grand. Interest expense also increased over the prior year.

    ACQUISITIONS AND CAPITAL SPENDING

    Cash used in investing activities was $584 million, $583 million and $55 million in 1998, 1997 and 1996, respectively. Investing activities cash flows include expenditures for normal capital replacements, new construction, and improvement projects at existing facilities that are evaluated on an ROI basis. Investing activities also include acquisitions and investments in and loans to affiliates.

    On December 31, 1998, the Company completed its acquisition of Grand through the merger with and into the Company. As a result of the Grand merger, the Company now includes the operations of Grand Casino Tunica, Grand Casino Gulfport and Grand Casino Biloxi. The results of operations for the Grand properties are not included in the Company's statement of operations for 1998 as the merger was completed at the end of the year. Aggregate consideration consisted of approximately 42 million shares of the Company's common stock for an equity value of approximately $270 million and the assumption of approximately $625 million of Grand's debt at fair market value.

    Capital expenditures in 1996 include the completion of construction of the Flamingo Casino-Kansas City and the start of construction on "Star Trek: The Experience at the Las Vegas Hilton", an adult-oriented attraction which was developed in collaboration with Paramount Parks, Inc. Park Place's share of the "Star Trek" project costs and the construction costs of an adjacent 22,000 square foot themed casino totaled approximately $70 million. The casino, called SpaceQuest, opened in November 1997, and the "Star Trek" attraction opened in January 1998.

    Acquisitions and new investments in 1996 relate to Park Place's additional equity investment in and partial project financing of the $200 million Conrad International Punta del Este Resort and Casino in Punta del Este, Uruguay. This property, which is 43% owned by Park Place, includes a 38,000 square foot casino and a 300-room luxury hotel. The casino opened in January 1997, while the hotel opened in stages in the latter half of 1997.

    Capital expenditures in 1997 include the addition of normal replacement capital expenditures at the Bally properties acquired in the December 1996 Bally Merger and costs to complete Bally projects already underway at the time of such merger. These projects include the $110 million, 75,000 square foot Wild Wild West Casino adjacent to Bally's Park Place in Atlantic City, New Jersey which opened on July 1, 1997, and the $50 million 300-room hotel tower addition at The Atlantic City Hilton.

    Acquisitions and new investments in 1997 include the completion of Park Place's financing commitment to the Punta del Este project and the acquisition of an additional 11% interest in Bally's Grand, Inc., a majority owned subsidiary of Park Place which owns Bally's Las Vegas. This $55 million investment increased Park Place's indirect ownership of Bally's Grand, Inc. to 95% in 1997.

    Capital expenditures in 1998 include costs relating to the construction (which began in April 1997) of the $760 million, 2,900-room Paris Casino-Resort. This property, which is located adjacent to the Bally's Las Vegas on the Strip, will feature an 85,000 square foot casino, a 50-story replica of the Eiffel Tower, thirteen restaurants, 130,000 square feet of convention space and a retail shopping complex with a French influence. This project is expected to be completed in the fall of 1999 with the majority of expenditures occurring in the 1998 and 1999 periods. In March 1998, the Company acquired the remaining interest in Bally's Grand, Inc. for $44 million, increasing the Company's ownership to 100%.

    In addition to an estimated $350 million in 1999 expenditures related to construction, Park Place intends to spend approximately $160 million in 1999 on normal capital replacements, ADA/safety compliance projects, structural and technology upgrades and $60 million on improvement projects that were evaluated on a ROI basis.

    FINANCING

    Concurrently with the Hilton distribution, Park Place assumed primary liability for $625 million of Hilton's fixed rate debt. The payment terms of this debt assumption mirror the terms of Hilton's existing $300 million 7 3/8% Notes due 2002 and its $325 million 7% Notes due 2004. Hilton and Park Place entered into supplemental indentures with the Trustee providing for the assumption by Park Place of the payment obligations under the existing indentures. In addition, Park Place was allocated a portion of Hilton's outstanding obligations under Hilton's $1.75 billion bank revolving credit facility at the time of the Hilton distribution.

    Park Place's portion of Hilton's public and corporate bank debt balances at the time of the Hilton distribution was approximately 50%. As such, the portion of Hilton's historical outstanding public debt and corporate bank debt balances and related interest expense had been allocated to Park Place.

    In order to finalize the transfer of the debt balance in connection with the Hilton distribution, Park Place entered into a long-term credit facility and completed a senior subordinated note offering (see below). The Company used the proceeds from these offerings to repay $1,066 million of Hilton's commercial paper borrowings representing an estimation of Park Place's share of Hilton's debt as a part of the distribution. A final reconciliation of the debt and cash allocation between Park Place and Hilton was completed in February resulting in a $73 million cash transfer to Hilton in February 1999. This payable is reflected in current liabilities in the accompanying consolidated balance sheet.

    SENIOR CREDIT FACILITY. In December 1998, Park Place entered into a senior credit facility with a syndicate of financial institutions. The senior credit facility (which is governed by two separate loan agreements) provides for borrowings of up to $2.15 billion, consisting of (i) a 364-day senior unsecured revolving credit facility of up to $650 million ("364-day Revolver"); and (ii) a five-year senior unsecured revolving credit facility of up to $1.5 billion ("Five-year Revolver") (collectively the "Senior Credit Facility"). At December 31, 1998, $810 million of the aggregate commitment was outstanding, leaving approximately $1.3 billion of the Senior Credit Facility available to the Company at such date. In January 1999, the Company borrowed approximately $490 million under the Senior Credit Facility in connection with the tender offer of the debt assumed from the Grand merger (See Grand's Debt below).

    The 364-day Revolver matures December 1999 and the Five-year Revolver matures December 2004. Both the 364-day Revolver and the Five-year Revolver may be extended in one year increments at the request of Park Place with the prior written consent of the lenders.

    The borrowings under the Senior Credit Facility bear interest at a floating rate and may be obtained at Park Place's option as LIBOR advances for one week or 1, 2, 3, or 6 months, or as base rate advances, each adjusted for an applicable margin (as further described in the Senior Credit Facility), or as competitive bid loans. LIBOR advances will bear interest initially at LIBOR plus
112.5 basis points. Base rate advances will bear interest at the base rate (defined as the higher of (i) the federal funds rate plus 0.50%, or (ii) the reference rate as publicly announced by Bank of America in San Francisco) plus a margin equal to the applicable margin for LIBOR loans in effect from time to time minus 1.25. Competitive bid loans shall bear interest either on an absolute rate bid basis or on the basis of a spread above or below LIBOR. The maximum applicable margin for LIBOR loans is 1.65 under the 364-day Revolver and 1.90 under the Five-year Revolver and are based on a maximum of 1.75 plus or minus pre-determined discounts based on Park Place's leverage ratios and credit ratings received from specified rating agencies. The Five-year Revolver provides for a $250 million commitment for the issuance of letters of credit.

    The Senior Credit Facility contains certain customary affirmative and negative covenants, including, without limitation, covenants that restrict, subject to specified exceptions, (i) the incurrence of additional liens, (ii) consolidations, mergers and sales of assets, and (iii) hostile tender offers for securities of other companies. In addition, the Senior Credit Facility requires that Park Place maintain certain specified financial covenants, including a maximum total debt/EBITDA ratio of 4.75x reducing to 4.5x two years from closing and a minimum consolidated interest coverage ratio of not less than 3.0x. The Senior Credit Facility contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency and cross defaults to other material indebtedness.

    SENIOR SUBORDINATED NOTES. In December 1998, Park Place issued $400 million of 7 7/8% Senior Subordinated Notes (the "Notes") due December 2005 through a private placement offering. The Notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such Notes. The Notes are Unsecured Senior Subordinated obligations and are subordinated to all of the Company's senior debt.

    In February 1999, Park Place made an offer to all beneficial holders of the Notes to exchange the Notes for new 7 7/8% Senior Subordinated Notes due December 2005 that have been registered under the Securities Act of 1933, as amended.

    GRAND'S DEBT. As part of the acquisition of Grand, the Company assumed certain Grand indebtedness as of December 31, 1998. This indebtedness included 10 1/8% First Mortgage Notes due 2003 and 9% Senior Unsecured Notes due 2004, both of which were marked to fair market value as of the date of acquisition. In January 1999, the Company settled a cash tender offer and consent solicitation for substantially all of the Grand 10 1/8% First Mortgage Notes due 2003. The remaining untendered notes of $5.5 million were defeased. The covenant defeasance was completed in January 1999 by depositing $6.1 million in an irrevocable trust. The $6.1 million has been invested in United States Treasury Securities in a sufficient amount to pay and discharge all principal and interest on the outstanding 10 1/8% Notes. Cash consideration for the repurchase and defeasance, including premiums, totaled approximately $490 million.

    On December 31, 1998, the Company completed a covenant defeasance of the Grand 9% Senior Unsecured Notes. This defeasance was completed by depositing $135 million in an irrevocable trust. The $135 million was invested in United States Treasury Securities in a sufficient amount to pay and discharge all principal and interest on the outstanding 9% Notes. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" the obligation as well as the amount deposited in trust have been reflected in the accompanying consolidated balance sheet in restricted cash and long-term debt, respectively. On February 1, 1999 the Company exercised its rights to redeem the Grand 9% Notes and all amounts were retired as of that date.

    In January 1999, the Company filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

    Park Place has established a $1 billion commercial paper program as of December 31, 1998. No amounts were outstanding at year end. Interest under the program will be at market rates, for varying periods.

RESULTS OF OPERATIONS

    OVERVIEW

    Results of operations include the results of Park Place's owned properties and its majority owned and controlled subsidiaries operated under long-term management agreements. Operating results are reduced by the portion of earnings of non-controlled affiliates applicable to other ownership interests. Prior to the Bally Merger, the Company operated under the Hilton, Flamingo and Conrad brand names with five wholly owned Nevada casino hotels; one partially owned and managed riverboat operation in New Orleans, Louisiana (which ceased operations on October 1, 1997); one wholly owned riverboat gaming operation in Kansas City, Missouri (which opened in October 1996); two partially owned and managed casino hotels in Australia; and a partially owned and managed casino hotel in Punta del Este, Uruguay (which opened its casino in January 1997 and its hotel in the latter half of 1997). As a result of the Bally Merger, the Company includes two wholly owned casino hotels in Atlantic City, New Jersey; a wholly owned casino hotel in Las Vegas, Nevada (84% owned at the time of the Bally Merger); a wholly owned and managed riverboat casino in Robinsonville, Mississippi (50% owned at the time of the Bally Merger) and a 49.9% owned and managed riverboat casino in New Orleans. On December 18, 1996, Hilton consummated its acquisition of Bally through a merger with and into Hilton. Aggregate consideration totaled $3.1 billion consisting of $1.9 billion of Hilton common stock and the assumption of Bally subsidiary debt which totaled $1.2 billion. The operating results of the Bally properties from December 18, 1996 through December 31, 1996 were not significant to Park Place's 1996 results. On December 31, 1998, the Company completed its acquisition of Grand through a merger with and into the Company. As a result of the Grand merger, the Company now includes the operations of Grand Casino Tunica, Grand Casino Gulfport and Grand Casino Biloxi. The results of operations for the Grand properties are not included in the Company's statement of operations for 1998 as the merger was completed at the end of the year. Aggregate consideration consisted of approximately 42 million shares of the Company's common stock for an equity value of approximately $270 million and the assumption of approximately $625 million of Grand's debt at fair market value.

    Park Place's Nevada operations offer a diversified product and service mix which appeal to a broad spectrum of customers. The Flamingo Hilton-Las Vegas caters to the broad Las Vegas middle market, while Bally's Las Vegas caters to convention groups and the mid- to upper mid-market. The Las Vegas Hilton primarily caters to premium players and the convention market; however, the property has implemented strategies to broaden its customer base. The Flamingo Hilton-Reno focuses on middle market activity, while the Reno Hilton targets both convention and middle market activity. The Flamingo Hilton-Laughlin targets the budget market segment.

    In Atlantic City, Bally's Park Place focuses on high-end players and the mid-market segment, including the mid- to upper mid-market slot player segment. The Atlantic City Hilton primarily focuses on high-end and mid-market casino customers.

    The following discussion presents an analysis of results of operations of Park Place for fiscal years ended December 31, 1998, 1997 and 1996. EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash items) is presented supplementary in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income from continuing operations), nor should it be considered as an indicator of the overall financial performance of Park Place. Park Place's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

    FISCAL 1998 COMPARED WITH FISCAL 1997

    A summary of Park Place's consolidated revenue and earnings for fiscal 1998 and 1997 is as follows:

                                                                   1998       1997        % CHANGE
                                                                 ---------  ---------  ---------------
                                                                    (IN MILLIONS)
Revenue........................................................  $   2,305  $   2,153             7%
Operating income...............................................        302        201            50%
Net income.....................................................        109         67            63%
Other Operating Data
EBITDA.........................................................  $     556  $     512             9%

    OPERATIONS. Total revenue increased seven percent for fiscal 1998 to $2.3 billion. Casino revenue increased nine percent to $1.6 billion in 1998, compared to $1.5 billion in the prior year. Total EBITDA was $556 million, a nine percent increase from $512 million in the 1997 period, and operating income increased 50 percent to $302 million from $201 million in 1997. Park Place's 1998 results benefited from significantly improved operations at the Las Vegas Hilton, the addition of 300 hotel rooms at the Conrad International Punta del Este in late 1997 and the opening of The Wild Wild West casino in Atlantic City in July 1997.

    EBITDA at the Las Vegas Hilton increased $13 million over the prior year to $58 million. Park Place's efforts to broaden the property's domestic customer base have resulted in significant increases in non-baccarat table game and slot volume and a decrease in baccarat play. Non-baccarat table game win increased 42 percent and slot revenue increased 23 percent on higher volume and comparable win percentages. Baccarat volume decreased 21 percent from the prior year, however baccarat win increased eight percent on a significantly increased win percentage. Results at the Las Vegas Hilton are more volatile than Park Place's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property. However, Park Place believes that its 1998 implementation of new casino marketing and entertainment strategies and the opening of the "Star Trek" attraction and SpaceQuest casino has broadened the Las Vegas Hilton's customer base and increased non-premium play volume.

    EBITDA from the Flamingo Hilton-Las Vegas declined $3 million from the prior year to $106 million due to lower table game volume and win, and a decline in non-casino revenues. Occupancy declined one point to 90 percent, and the average room rate fell four percent to $78. Bally's Las Vegas generated EBITDA of $84 million for the year, a decrease of $9 million from the prior year. The decline was due to a one point decrease in table game win percentage combined with lower drop and lower rooms revenue. Combined EBITDA from the Reno Hilton and the Flamingo Hilton-Reno remained flat at $26 million.

    Occupancy for the Nevada properties was 88 percent in 1998 compared to 86 percent last year. The average room rate for the Nevada properties was $75 compared to $77 in the prior year period.

    In Atlantic City, Bally's Park Place generated EBITDA of $157 million, an increase of one percent from last year's $155 million. The Atlantic City Hilton reported EBITDA of $37 million, $8 million above last year. The improvement was due to higher table game drop and win as well as increased non-casino revenues from the property's new 300-room tower.

    Occupancy for the Atlantic City properties was 94 percent in 1998 compared to 91 percent last year. The average room rate for the Atlantic City properties was $84, down seven percent from $90 last year.

    Combined EBITDA from Park Place's riverboat properties increased $20 million over last year, while EBITDA contribution from Park Place's two hotel-casinos in Australia was flat at $25 million.

    The opening of 300 hotel rooms in the latter half of 1997 resulted in significant growth in casino volume at the 43% owned Conrad International Punta del Este Resort and Casino in Uruguay. Park Place's share of EBITDA totaled $22 million for 1998, a $13 million increase over the prior year. Results from this property are highly seasonal, with the peak season falling in the first quarter.

    Depreciation and amortization, including Park Place's proportionate share of equity investments, increased $10 million to $225 million in 1998 due primarily to the Las Vegas and Atlantic City expansion projects completed in 1997.

    Park Place results were adversely affected by non-recurring charges totaling $29 million ($16 million non-cash) in 1998 and $108 million ($96 million non-cash) in 1997. The 1998 charges include an impairment loss related to certain riverboat casino assets as well as approximately $13 million of costs associated with the split from Hilton and merger with Grand. The 1997 charges include an impairment loss relating to the Flamingo Casino-Kansas City and an impairment loss and other costs associated with the closure of the Flamingo Casino-New Orleans as well as the settlement costs of outstanding litigation.

    CORPORATE ACTIVITY. Corporate expense decreased $2 million to $7 million. Interest and dividend income decreased $4 million to $21 million. Interest expense, net of amounts capitalized, was $87 million and $82 million in 1998 and 1997, respectively. Interest expense, net, from unconsolidated affiliates increased $3 million to $13 million. The effective tax rate was 50% in 1998 versus 47% in 1997. Minority interest decreased due to the purchase of the remaining interest in Bally Grand, Inc.

    FISCAL 1997 COMPARED WITH FISCAL 1996

    A summary of Park Place's consolidated revenue and earnings for fiscal 1997 and 1996 is as follows:

                                                                   1997       1996       % CHANGE
                                                                 ---------  ---------  -------------
                                                                    (IN MILLIONS)
Revenue........................................................  $   2,153  $     970          122%
Operating income...............................................        201         92          118%
Income before extraordinary item...............................         67         36           86%
Other Operating Data
EBITDA.........................................................  $     512  $     216          137%

    OPERATIONS. Total revenue increased 122 percent in 1997 to $2.2 billion from $1.0 billion in 1996. Casino revenue increased 198 percent to $1.5 billion in 1997 compared to $486 million in the prior year. EBITDA increased 137 percent to $512 million from $216 million in the prior year and operating income increased 118 percent to $201 million from $92 million in 1996. In 1997, Park Place benefited from the addition of the Bally properties in Las Vegas, Atlantic City, Mississippi and New Orleans, the July addition of The Wild Wild West casino in Atlantic City, improved international results and a return to a normal baccarat win percentage at the Las Vegas Hilton. Revenue, casino revenue and EBITDA increased $1.2 billion, $923 million and $298 million, respectively, as a result of the Bally Merger.

    The completion of a number of room expansion projects and the opening of new hotel casinos led to a six percent increase in room supply in Las Vegas compared to the prior year. At the Las Vegas Hilton, though the average rate increased six percent to $104, the additional market capacity contributed to a five point decline in occupancy to 83 percent. However, a 28 percent increase in the property's premium play baccarat volume combined with an eight point increase in the baccarat win percentage resulted in 1997 EBITDA of $45 million, a $16 million increase from the prior year.

    EBITDA from the Flamingo Hilton-Las Vegas declined $5 million to $109 million. New capacity additions also affected this property, which posted occupancy of 91 percent, a five point decrease from the prior year. The lower occupancy contributed to a four percent decrease in slot handle and a seven percent decrease in table game volume. Bally's Las Vegas generated EBITDA of $93 million in 1997, an increase of seven percent from 1996. Though occupancy declined 1.7 points, average room rate increased six percent, and slot revenue increased by seven percent on higher walk-in volume. Due to the completion of the Bally Merger on December 18, 1996, this property's contribution to overall 1996 Park Place results was not significant.

    Occupancy for the Nevada properties was 86 percent in 1997 compared to 91 percent in the prior period. The average room rate for the Nevada properties was $77 compared to $74 in 1996. The 1996 statistical information includes the results of Bally's Las Vegas for comparison.

    In Atlantic City, Bally's Park Place and The Atlantic City Hilton generated EBITDA of $155 million and $29 million, respectively, in 1997. The properties' results were not significant to Park Place in 1996 since the Bally Merger did not close until mid-December; however, full year 1996 EBITDA at these properties totaled $131 million and $38 million, respectively. The results of Bally's Park Place include a new casino, The Wild Wild West, which opened on July 1, 1997. Revenue from The Wild Wild West casino was almost entirely incremental, resulting in strong margin gains. The Atlantic City Hilton's EBITDA was impacted by a lower table game win percentage and the effects of its tower construction on casino volume.

    Occupancy and average room rate for the Atlantic City properties were 91 percent and $90, respectively, in 1997. Although not included in Park Place's 1996 period, occupancy and average room rate were 93 percent and $91, respectively.

    Park Place also benefited from the opening of the 43% owned Conrad International Punta del Este Resort and Casino which contributed EBITDA of $9 million in 1997.

    Depreciation and amortization, including Park Place's proportionate share of depreciation and amortization from its equity investments, increased $92 million to $215 million in 1997. This increase primarily resulted from the addition of the Bally properties.

    Park Place results were adversely effected by non-recurring charges totaling $108 million ($96 million non-cash) in 1997 and $38 million ($1 million non-cash) in 1996. The 1997 charges include an impairment loss relating to the Flamingo Casino-Kansas City and an impairment loss and other costs associated with the closure of the Flamingo Casino-New Orleans. The 1996 charges included the write-off of pre-opening expenses for the Flamingo Casino-Kansas City and losses associated with the planned relocation of the Flamingo Casino-New Orleans.

    CORPORATE ACTIVITY. Corporate expense remained flat at $9 million. Interest and dividend income increased $13 million to $25 million due to interest earned on cash balances acquired in the Bally Merger and incremental interest from investment securities. Interest expense reflects the pro rata allocation of the period costs of Hilton's public and bank debt borrowings and the interest costs on debt secured by certain Park Place assets. Interest expense, net of amounts capitalized, was $82 million and $36 million in 1997 and 1996, respectively. Interest expense, net, from unconsolidated affiliates equity investments increased $5 million over 1996. The effective income tax rate in 1997 increased to 47% from 43% in 1996 primarily due to the amortization of non-deductible goodwill recorded as a result of the Bally Merger. Park Place's effective income tax rate is determined by the level and composition of pretax income and the mix of income subject to varying foreign, state and local taxes.

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

    During the remainder of 1999, Park Place will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

    Based on Park Place's current assessment, the costs of addressing potential problems are expected to be less than $4 million. However, if Park Place is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which Park Place expects the cost to be an additional $2 million. If Park Place's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, Park Place plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. Park Place will adopt SOP 98-5 in the first quarter of 1999. Adoption of the SOP is expected to result in an expense of approximately $4 million accounted for as a cumulative effect of a change in accounting principle.

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

    Park Place adopted EITF 97-2 in the fourth quarter of 1998. Park Place no longer includes in its financial statements the revenues, operating expenses and working capital of its managed properties. Application of EITF 97-2 to Park Place's financial statements reduced each of revenues and operating expenses by $427 million and $457 million for the years ended December 31, 1997 and 1996, respectively. Application of the standard reduced each of current assets and current liabilities by $59 million at December 31, 1997. Application of EITF 97-2 had no impact on reported operating income, net income, earnings per share or stockholders' equity.

ITEM 7A.  QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. The Company is exposed to market risk in the form of changes in interest rates and the potential impact such change may have on the Company's variable rate debt. The Company attempts to limit the impact of changes in interest rates by balancing the mix of short term borrowings pursuant to its bank credit facility and commercial paper program and its long term fixed rate debt. The Company has not invested in derivative based financial instruments.

    The Company's fixed rate borrowings consist of $400 million 7 7/8% senior subordinated notes due 2005, $300 million 7 3/8% senior notes due 2002 and $325 million 7% senior notes due 2004. The Company's variable rate debt provides for borrowings of up to $2.15 billion consisting of a 364-day senior unsecured revolving credit facility of up to $650 million and a five year senior unsecured revolving credit facility of up to $1.5 billion (collectively the Senior Credit Facility). The 364-day revolver matures December 1999 and the five year revolver matures in December 2004. Borrowings under the Senior Credit Facility bear interest at a floating rate and may be obtained at the Company's option as London Interbank Offered Rate ("LIBOR") advances, or as base rate advances, each adjusted for an applicable margin, or as competitive bid loans.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                            -----------
Report of Independent Public Accountants..................................................................          56

Consolidated Balance Sheets...............................................................................          57

Consolidated Statements of Operations.....................................................................          58

Consolidated Statements of Stockholders' Equity...........................................................          59

Consolidated Statements of Cash Flows.....................................................................          60

Notes to Consolidated Financial Statements................................................................          61

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Park Place Entertainment
Corporation:

    We have audited the accompanying consolidated balance sheets of Park Place Entertainment Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Place Entertainment Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(1) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 5, 1999

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                       DECEMBER     DECEMBER
                                                                          31,          31,
                                                                         1998         1997
                                                                      -----------  -----------
Assets
  Cash and equivalents..............................................   $     247    $     199
  Restricted cash...................................................         135       --
  Temporary investments.............................................      --               35
  Accounts receivable, net..........................................         119          143
  Other current assets..............................................         133           73
                                                                      -----------  -----------
    Total current assets............................................         634          450

  Investments.......................................................         169          176
  Property and equipment, net.......................................       4,991        3,621
  Goodwill..........................................................       1,296        1,303
  Other assets......................................................          84           80
                                                                      -----------  -----------
  Total assets......................................................   $   7,174    $   5,630
                                                                      -----------  -----------
                                                                      -----------  -----------
Liabilities and stockholders' equity
  Accounts payable and accrued expenses.............................   $     434    $     298
  Current maturities of long-term debt..............................           6           34
  Income taxes payable..............................................      --                2
                                                                      -----------  -----------
    Total current liabilities.......................................         440          334

  Long-term debt, net of current maturities.........................       2,466        1,272
  Deferred income taxes, net........................................         609          567
  Other liabilities.................................................          51           76
                                                                      -----------  -----------
    Total liabilities...............................................       3,566        2,249

Commitments and contingencies

Stockholders' equity
  Common stock, 303 million shares outstanding......................           3       --
  Additional paid-in capital........................................       3,613       --
  Other.............................................................          (8)      --
  Hilton investment.................................................      --            3,381
                                                                      -----------  -----------
    Total stockholders' equity......................................       3,608        3,381
                                                                      -----------  -----------
  Total liabilities and stockholders' equity........................   $   7,174    $   5,630
                                                                      -----------  -----------
                                                                      -----------  -----------

                 See notes to consolidated financial statements

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                         YEARS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Revenues
  Casino............................................................  $   1,587  $   1,450  $     486
  Rooms.............................................................        306        312        232
  Food and beverage.................................................        230        216        138
  Other revenue.....................................................        182        175        114
                                                                      ---------  ---------  ---------
                                                                          2,305      2,153        970
                                                                      ---------  ---------  ---------
Expenses
  Casino............................................................        845        770        259
  Rooms.............................................................        112        110         81
  Food and beverage.................................................        230        191        123
  Other.............................................................        555        549        273
  Depreciation and amortization.....................................        225        215        123
  Impairment losses and other.......................................         29        108         10
  Corporate expense.................................................          7          9          9
                                                                      ---------  ---------  ---------
                                                                          2,003      1,952        878
                                                                      ---------  ---------  ---------
Operating income....................................................        302        201         92
  Interest and dividend income......................................         21         25         12
  Interest expense..................................................        (87)       (82)       (36)
  Interest expense, net from unconsolidated affiliates..............        (13)       (10)        (5)
                                                                      ---------  ---------  ---------
Income before income taxes, minority interest and extraordinary
  item..............................................................        223        134         63
  Provision for income taxes........................................        111         63         27
  Minority interest, net............................................          3          4     --
                                                                      ---------  ---------  ---------
Income before extraordinary item....................................        109         67         36
Extraordinary item--loss on extinguishment of debt, net of tax
  benefit of $52....................................................     --         --            (74)
                                                                      ---------  ---------  ---------
Net income (loss)...................................................  $     109  $      67  $     (38)
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Basic earnings (loss) per share--pro forma
  Income before extraordinary item..................................  $     .42  $     .25  $     .18
  Extraordinary loss................................................     --         --           (.37)
                                                                      ---------  ---------  ---------
  Net income (loss) per share--pro forma............................  $     .42  $     .25  $    (.19)
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Diluted earnings (loss) per share
  Income before extraordinary item..................................  $     .42  $     .25  $     .18
  Extraordinary loss................................................     --         --           (.37)
                                                                      ---------  ---------  ---------
  Net income (loss) per share.......................................  $     .42  $     .25  $    (.19)
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

                 See notes to consolidated financial statements

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      ADDITIONAL
                                                  HILTON     COMMON    PAID-IN
                                                INVESTMENT   STOCK     CAPITAL     OTHER   TOTAL
                                                ----------   ------   ----------   -----   ------
Balance, December 31, 1995....................   $   592      $--       $--        $--     $  592
Net loss......................................       (38)     --         --         --        (38)
Intercompany activity with Hilton.............     2,603      --         --         --      2,603
                                                ----------   ------   ----------   -----   ------

Balance, December 31, 1996....................     3,157      --         --         --      3,157
Net income....................................        67      --         --         --         67
Intercompany activity with Hilton.............       157      --         --         --        157
                                                ----------   ------   ----------   -----   ------

Balance, December 31, 1997....................     3,381      --         --         --      3,381
Net income....................................       109      --         --         --        109
Intercompany activity with Hilton.............      (152)     --         --         --       (152)
Spin-off of the Company.......................    (3,338)        3       3,343       (8)     --
Acquisition of Grand Casinos, Inc. ...........     --         --           270      --        270
                                                ----------   ------   ----------   -----   ------
Balance, December 31, 1998....................   $ --         $  3      $3,613     $ (8)   $3,608
                                                ----------   ------   ----------   -----   ------
                                                ----------   ------   ----------   -----   ------

                 See notes to consolidated financial statements

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                     YEARS ENDED
                                                                                                    DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Operating activities
  Net income (loss)......................................................................  $     109  $      67  $     (38)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary loss on extinguishment.................................................     --         --             74
    Depreciation and amortization........................................................        225        215        123
    Non-cash items.......................................................................         16         96          1
    Amortization of loan costs...........................................................          2          2     --
    Change in working capital components:
      Inventories........................................................................     --             (3)         2
      Accounts receivable................................................................         36        (21)        15
      Other current assets...............................................................        (30)        48        (15)
      Accounts payable and accrued expenses..............................................        (18)        12        (87)
      Income taxes payable...............................................................         (1)         1         51
    Change in deferred income taxes......................................................         35         39        (11)
    Change in other liabilities..........................................................        (24)       (36)        30
    Distributions from equity investments (less than) in excess of earnings..............        (12)        (1)       (16)
    Other................................................................................        (20)       (44)        10
                                                                                           ---------  ---------  ---------
  Net cash provided by operating activities..............................................        318        375        139
                                                                                           ---------  ---------  ---------
Investing activities
  Capital expenditures...................................................................       (608)      (438)      (193)
  Additional investments.................................................................     --            (57)       (51)
  Change in temporary investments........................................................         36        (25)        25
  Payments on notes and other............................................................          3          7         20
  Acquisitions, net of cash acquired.....................................................        (15)       (70)       144
                                                                                           ---------  ---------  ---------
  Net cash used in investing activities..................................................       (584)      (583)       (55)
                                                                                           ---------  ---------  ---------
Financing activities
  Change in commercial paper borrowings and revolving loans..............................        810     --         --
  Payments on debt.......................................................................         (9)       (16)    --
  Advances (to) from Hilton..............................................................       (352)       191        110
                                                                                           ---------  ---------  ---------
  Net cash provided by financing activities..............................................        449        175        110
                                                                                           ---------  ---------  ---------
Increase (decrease) in cash and equivalents..............................................        183        (33)       194
Cash and equivalents at beginning of year................................................        199        232         38
                                                                                           ---------  ---------  ---------
Cash and equivalents at end of year......................................................  $     382  $     199  $     232
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

                See notes to consolidated financials statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

    On December 31, 1998, Hilton Hotels Corporation ("Hilton") completed the distribution of the operations, assets and liabilities of its gaming business to a new publicly traded corporation, Park Place Entertainment Corporation ("Park Place" or "the Company"), a Delaware corporation. The stock of Park Place was distributed to Hilton's shareholders tax free on a one-for-one basis. Also on December 31, 1998, immediately following the Hilton distribution, Park Place acquired, by means of a merger, the Mississippi gaming business of Grand Casinos, Inc. ("Grand") which includes the Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica properties, in exchange for the assumption of debt and the issuance of Park Place common stock on a one-for-one basis.

NATURE OF OPERATIONS

    Park Place is primarily engaged in the ownership, operation and development of gaming facilities. The operations of Park Place currently include twelve U.S. land-based casinos, an interest in one U.S. riverboat casino, two land-based casinos in Australia and one land-based casino in Uruguay.

    Park Place's new development efforts are currently concentrated on the construction of the 2,900-room Paris Casino Resort on the Las Vegas Strip, which is expected to open in the fall of 1999. Park Place intends to seek additional expansion and new development opportunities, both domestically and internationally, where superior returns can be demonstrated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the assets, liabilities, stockholders' equity, revenues, expenses and cash flows of Hilton's gaming business on a stand-alone basis including an allocation of corporate expenses relating to the Park Place entities as of December 31, 1997 and for each of the three years ending December 31, 1998. The balance sheet as of December 31, 1998 reflects the distribution by Hilton and the merger with Grand.

    The consolidated financial statements include the accounts of Park Place and its majority owned and controlled subsidiaries. Park Place adopted EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements" in the fourth quarter of 1998, and, as a result, no longer consolidates the operating results and working capital of affiliates operated under long-term management agreements. Application of EITF 97-2 reduced each of revenues and operating expenses by $427 million and $457 million for the years ended December 31, 1997 and 1996, respectively. Application of the standard reduced each of current assets and current liabilities by $59 million at December 31, 1997. Application of EITF 97-2 had no impact on reported operating income, net income, earnings per share or stockholders' equity. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method.

    All material intercompany transactions are eliminated and net earnings are reduced by the portion of the earnings of affiliates applicable to other ownership interests. There are no significant restrictions on the transfer of funds from the Company's wholly owned subsidiaries to Park Place Entertainment Corporation.

CASH AND EQUIVALENTS

    Cash and equivalents include investments with initial maturities of three months or less.

CASINO REVENUE AND PROMOTIONAL ALLOWANCES

    Casino revenue is the aggregate of gaming wins and losses. The revenue components presented in the consolidated financial statements and the notes thereto exclude the retail value of rooms, food and beverage provided to the customer on a complimentary basis. The estimated cost of providing these promotional allowances, primarily classified as casino expenses through interdepartmental allocations, is as follows:

                                                             1998       1997        1996
                                                           ---------  ---------     -----
                                                                     (IN MILLIONS)
Rooms....................................................  $      32  $      30   $      11
Food and beverage........................................        108        106          32
                                                           ---------  ---------         ---
Total cost of promotional allowances.....................  $     140  $     136   $      43
                                                           ---------  ---------         ---
                                                           ---------  ---------         ---

CURRENCY TRANSLATION

    Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and related gains and losses, net of applicable deferred income taxes, are reflected in stockholders' equity. Gains and losses from foreign currency transactions and translation of balance sheets in highly inflationary economies are included in earnings.

INVENTORIES

    Included in other current assets at December 31, 1998 and 1997, are inventories of $25 million and $17 million, respectively. Inventories are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Interest incurred during construction of facilities is capitalized and amortized over the life of the asset. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

    Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and riverboats and eight years for building improvements and furniture and equipment.

    The carrying value of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then a loss is recognized in the income statement using a fair-value based model.

GOODWILL

    The excess of purchase price over the fair value of net assets of businesses acquired (goodwill) is amortized using the straight-line method over 40 years. The Company periodically evaluates the carrying value of goodwill and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors.

PRE-OPENING COSTS

    Costs associated with the opening of new properties or major additions to properties are deferred and amortized over the shorter of the period benefited or one year. In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company will to adopt SOP 98-5 in the first quarter of 1999. Adoption of the SOP is expected to result in an expense of approximately $4 million accounted for as a cumulative effect of a change in accounting principle.

UNAMORTIZED LOAN COSTS

    Debt discount and issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the effective interest method or a method which approximates the effective interest method.

SELF-INSURANCE

    The Company is self-insured for various levels of general liability, workers' compensation and employee medical and life insurance coverage. Insurance reserves include the present values of projected settlements for claims.

EARNINGS PER SHARE ("EPS")

    Pro forma earning per share (EPS) is calculated for all periods presented based on the Hilton distribution date. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The pro forma weighted average number of shares outstanding for 1998, 1997 and 1996 were 261 million, 263 million and 198 million, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 2 million, 3 million and 1 million for 1998, 1997 and 1996, respectively.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 1998. These classifications have no effect on net income.

NOTE 3. ACQUISITIONS

BALLY ACQUISITION

    Effective December 18, 1996, Hilton completed a merger of Bally Entertainment Corporation (Bally) with and into Hilton pursuant to an agreement dated June 6, 1996. Aggregate consideration consisted of approximately 53 million shares of Hilton's common stock and approximately 15 million shares of Hilton's newly authorized Preferred Redeemable Increased Dividend Equity Securities, 8% PRIDES, Convertible Preferred Stock (PRIDES) for a combined equity value of $1.9 billion and assumption of Bally and Bally subsidiary debt totaling $1.2 billion.

    The acquisition was accounted for using the purchase method of accounting, and accordingly, the acquisition cost of $3.1 billion was allocated to the assets acquired and liabilities assumed based on estimates of their fair value. A total of $1.3 billion, representing the excess of acquisition cost over the fair value of Bally's tangible net assets, was allocated to goodwill and is being amortized over 40 years. Accumulated amortization as of December 31, 1998 is $68 million.

GRAND ACQUISITION

    Effective December 31, 1998, the Company completed the acquisition of Grand pursuant to an agreement dated June 30, 1998. Aggregate consideration consisted of approximately 42 million shares of the Company's common stock with an equity value of $270 million and assumption of Grand's debt at fair market value totaling $625 million at December 31, 1998.

    The acquisition has been accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. A total of $244 million, representing the excess of the fair value of Grand's tangible net assets over the acquisition cost, has reduced, by a proportionate share, the book value of non-current assets acquired.

    The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. This pro forma information does not purport to be indicative of future results or what would have occurred had this acquisition been made as of those dates.

                                                                               1998       1997
                                                                             ---------  ---------
                                                                                 (UNAUDITED)
                                                                             (IN MILLIONS, EXCEPT
                                                                              PER SHARE AMOUNTS)
Revenue....................................................................  $   2,900  $   2,682
Operating income...........................................................        383        262
Net income.................................................................        139         82
Basic EPS..................................................................        .46        .27
Diluted EPS................................................................        .45        .26

NOTE 4. IMPAIRMENT LOSSES AND OTHER

    In 1998, impairment losses and other expenses include an impairment loss related to certain riverboat assets as well as transaction costs associated with the distribution from Hilton and the merger with Grand.

The 1997 charges included an impairment loss relating to the Flamingo Casino-Kansas City and an impairment loss and other costs associated with the closure of the Flamingo Casino-New Orleans. The 1996 charges included the write-off of pre-opening expenses for the Flamingo Casino-Kansas City and losses associated with the planned relocation of the Flamingo Casino-New Orleans.

NOTE 5. EXTRAORDINARY ITEM

    In December 1996, the Company completed cash tender offers and consent solicitations for substantially all of the outstanding notes of certain wholly owned subsidiaries including the 9 1/4% Bally's Park Place Funding, Inc. First Mortgage Notes due 2004; 10 5/8% GNF, Corp. First Mortgage Notes due 2003 and Bally Casino Holdings, Inc. Senior Discount Notes. The remaining untendered notes were defeased. The Company also purchased 99.1% of the outstanding 10 3/8% First Mortgage Notes due 2003 of Bally's Grand, Inc. Cash consideration for the repurchase and defeasance, including premiums, totaled $1.2 billion, which resulted in an after tax extraordinary loss of $74 million, net of a tax benefit of $52 million.

NOTE 6. ACCOUNTS RECEIVABLE

    Accounts receivable at December 31, 1998 and 1997 are as follows:

                                                                   1998       1997
                                                                 ---------  ---------
                                                                    (IN MILLIONS)
Casino accounts receivable.....................................  $     127  $     117
Less allowance for doubtful accounts...........................        (34)       (21)
                                                                 ---------  ---------
                                                                        93         96
Other accounts receivable......................................         26         47
                                                                 ---------  ---------
Total..........................................................  $     119  $     143
                                                                 ---------  ---------
                                                                 ---------  ---------

    The allowance provided for estimated uncollectible receivables, net of recoveries, is included in casino expenses in the amount of $37 million, $26 million and $20 million in 1998, 1997 and 1996, respectively.

NOTE 7. INVESTMENTS

    Investments in and notes from affiliates at December 31, 1998 and 1997 are as follows:

                                                                   1998       1997
                                                                 ---------  ---------
                                                                    (IN MILLIONS)
Equity investments
  Casino hotels (three in 1998 and 1997).......................  $      63  $      76
  Notes receivable.............................................         97         94
Other..........................................................          9          6
                                                                 ---------  ---------
Total..........................................................  $     169  $     176
                                                                 ---------  ---------
                                                                 ---------  ---------

NOTE 8. PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1998 and 1997 are as follows:

                                                                1998       1997
                                                              ---------  ---------
                                                                 (IN MILLIONS)
Land........................................................  $     756  $     597
Buildings, riverboats and leasehold improvements............      3,232      2,669
Furniture and equipment.....................................        697        558
Property held for sale or development.......................          6     --
Construction in progress....................................        767        178
                                                              ---------  ---------
                                                                  5,458      4,002
  Less accumulated depreciation.............................       (467)      (381)
                                                              ---------  ---------
Total.......................................................  $   4,991  $   3,621
                                                              ---------  ---------
                                                              ---------  ---------

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 1998 and 1997 are as follows:

                                                                   1998       1997
                                                                 ---------  ---------
                                                                    (IN MILLIONS)
Accounts and notes payable.....................................  $      34  $      60
Payable to Hilton..............................................         73     --
Compensation and benefits......................................         95         65
Accrued expenses...............................................        232        173
                                                                 ---------  ---------
Total..........................................................  $     434  $     298
                                                                 ---------  ---------
                                                                 ---------  ---------

NOTE 10. LONG-TERM DEBT

    Long-term debt at December 31, 1998 and 1997 is as follows:

                                                                1998       1997
                                                              ---------  ---------
                                                                 (IN MILLIONS)
Senior notes, with an average rate of 7.5%, due 2002 to
  2005......................................................  $   1,023  $  --
10 1/8% First Mortgage Notes due 2003.......................        490     --
9% Senior Unsecured Notes due 2004..........................        135     --
Revolving loans.............................................        810     --
Capital leases and other....................................         14     --
Debt allocated by Hilton....................................     --          1,306
                                                              ---------  ---------
                                                                  2,472      1,306
  Less current maturities...................................         (6)       (34)
                                                              ---------  ---------
Net long-term debt..........................................  $   2,466  $   1,272
                                                              ---------  ---------
                                                              ---------  ---------

    Interest paid, net of amounts capitalized, was $81 million, $74 million and $33 million in 1998, 1997 and 1996, respectively. Capitalized interest amounted to $25 million, $16 million and $6 million, respectively.

    Debt maturities during the next five years are as follows:

                                                                                   (IN MILLIONS)
1999.............................................................................    $       6
2000.............................................................................            4
2001.............................................................................       --
2002.............................................................................          300
2003.............................................................................          810
Thereafter.......................................................................        1,352
                                                                                        ------
                                                                                     $   2,472
                                                                                        ------
                                                                                        ------

    In order to equalize the indebtedness between Park Place and Hilton at the time of the distribution, Park Place and Hilton agreed to an allocation of pre-distribution debt balances and entered into a debt assumption agreement. Pursuant to the debt assumption agreement, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million aggregate principal amount of 7.375% Notes due 2002 and its $325 million aggregate principal amount of 7% Notes due 2004. In the event of an increase in the interest rate on these Notes pursuant to their terms as a result of certain actions taken by Hilton, and certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus 2% per annum, to the date of such reimbursement.

    In order to facilitate the transfer of debt balances in connection with the distribution, in December 1998 Park Place entered into a $2.15 billion long-term credit facility and completed a $400 million senior subordinated note offering. Park Place used the proceeds from the new facility and the offering to repay $1,066 million of Hilton's commercial paper borrowings representing an estimate of Park Place's share of the obligation. The distribution agreement entered into between Park Place and Hilton calls for a final reconciliation and allocation of certain debt and cash balances, as defined. The reconciliation resulted in an additional amount due Hilton from Park Place of $73 million. This balance is reflected in current liabilities in the accompanying consolidated balance sheets.

    The long-term credit facility has an aggregate commitment of $2.15 billion consisting of a 364-day $650 million facility and a five year $1.5 billion facility. At December 31, 1998, $810 million was outstanding, leaving approximately $1.3 billion of the revolving bank debt facility available to the Company at such date. In January 1999, the Company borrowed approximately $490 million under this facility in connection with the tender offer of the debt assumed from the Grand merger (see below). The $400 million 7 7/8% Senior Subordinated Notes due 2005 may be redeemed in whole but not in part, by the Company at any time at a make whole premium.

    As part of the acquisition of Grand, the Company assumed certain Grand indebtedness as of December 31, 1998. This indebtedness included 10 1/8% First Mortgage Notes due 2003 and 9% Senior Unsecured Notes due 2004, both of which were marked to fair market value as of the date of acquisition. In January 1999, the Company settled a cash tender offer and consent solicitation for substantially all of the Grand 10 1/8% First Mortgage Notes due 2003. The remaining untendered notes of $5.5 million were defeased. The defeasance was completed by depositing $6.1 million in an irrevocable trust. The $6.1 million has been invested in United States Treasury Securities in a sufficient amount to pay and discharge all principal and interest on the outstanding 10 1/8% Notes. Cash consideration for the repurchase and defeasance, including premiums, totaled approximately $490 million.

    On December 31, 1998, the Company completed a covenant defeasance of the Grand 9% Senior Unsecured Notes. This defeasance was completed by depositing $135 million in an irrevocable trust. The $135 million was invested in United States Treasury Securities in a sufficient amount to pay and discharge all principal and interest on the outstanding 9% Notes. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" the obligation as well as the amount deposited in trust have been reflected in the accompanying consolidated balance sheet in restricted cash and long-term debt, respectively. On February 1, 1999 the Company exercised its rights to redeem the Grand 9% Notes and all amounts were retired as of that date.

    The Company has established a $1 billion commercial paper program as of December 31, 1998. No amounts were outstanding at year end. Interest under the program will be at a market rate for varying periods.

    Provisions under various loan agreements require the Company to comply with certain financial covenants which include limiting the amount of outstanding indebtedness.

NOTE 11. FINANCIAL INSTRUMENTS

CASH AND EQUIVALENTS AND TEMPORARY INVESTMENTS

    The fair value of cash and equivalents and temporary investments is estimated based on the quoted market price of the investments.

LONG-TERM DEBT

    The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                      1998                    1997
                                             ----------------------  ----------------------
                                              CARRYING      FAIR      CARRYING      FAIR
                                               AMOUNT       VALUE      AMOUNT       VALUE
                                             -----------  ---------  -----------  ---------
                                                             (IN MILLIONS)
Cash and equivalents and temporary
  investments..............................   $     247   $     247   $     234   $     234
Long-term debt (including current
  maturities)..............................       2,472       2,466       1,306       1,353

NOTE 12. INCOME TAXES

    The provision (benefit) for income taxes for the three years ended December 31 are as follows:

                                                              1998        1997        1996
                                                            ---------     -----     ---------
                                                                      (IN MILLIONS)
Current
  Federal.................................................  $      74   $      23   $      42
  State, foreign and local................................         20           1           4
                                                            ---------         ---         ---
                                                                   94          24          46
Deferred..................................................         17          39         (19)
                                                            ---------         ---         ---
Total.....................................................  $     111   $      63   $      27
                                                            ---------         ---         ---
                                                            ---------         ---         ---

    No income taxes were paid by the Company as these payments were the responsibility of Hilton.

    The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                 1998       1997
                                                               ---------  ---------
                                                                  (IN MILLIONS)
Deferred tax assets
  Accrued expenses...........................................  $      37  $      15
  Insurance and other reserves...............................          7         11
  Benefit plans..............................................          6         14
  Pre-opening costs..........................................         13          8
  Foreign tax credit carryovers (expire beginning in 2000)...          5         11
  Equity investments.........................................          3         46
  Capital loss carryover (expires in 2002)...................         23         --
  Other......................................................         64         25
                                                               ---------  ---------
                                                                     158        130
Valuation allowance..........................................        (31)        (7)
                                                               ---------  ---------
                                                                     127        123
                                                               ---------  ---------
Deferred tax liabilities
  Fixed assets, primarily depreciation.......................       (633)      (621)
  Other......................................................        (69)       (42)
                                                               ---------  ---------
                                                                    (702)      (663)
                                                               ---------  ---------
Net deferred tax liability...................................  $    (575) $    (540)
                                                               ---------  ---------
                                                               ---------  ---------

    Reconciliation of the Federal income tax rate to the Company's effective tax rate is as follows:

                                                              1998  1997  1996
                                                              ----  ----  ----
Federal income tax rate.....................................  35.0% 35.0% 35.0%
Increase in taxes:
  State and local income taxes, net of Federal tax
    benefits................................................   3.4   1.0    .5
  Foreign taxes, net........................................    .4    .6   3.0
  Goodwill amortization.....................................   5.2   8.6   --
  Distribution costs........................................   1.2   --    --
  Other.....................................................   4.6   1.8   4.4
                                                              ----  ----  ----
Effective tax rate..........................................  49.8% 47.0% 42.9%
                                                              ----  ----  ----
                                                              ----  ----  ----

NOTE 13. STOCKHOLDERS' EQUITY

    Four hundred million shares of common stock with a par value of $0.01 per share are authorized, of which 303 million were issued at December 31, 1998. One hundred million shares of preferred stock with a par value of $0.01 per share are authorized, of which no amounts have been issued.

    The Company has a Share Purchase Rights Plan under which a right is attached to each share of the Company's common stock. The rights may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's common stock by a specified person or affiliated group. Depending on the circumstances, if the rights become exercisable, the holder may be entitled to purchase units of the Company's junior participating preferred stock, shares of the Company's common stock or shares of common stock of the acquiror. The rights remain in existence until 2008 unless they are terminated, exercised or redeemed.

    The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense recognized was different than what would have otherwise been recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             1998       1997       1996
                                                           ---------  ---------  ---------
                                                           (IN MILLIONS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Net income (loss)
  As reported............................................  $     109  $      67  $     (38)
  Pro forma..............................................         92         61        (41)

Pro forma basic EPS
  As reported............................................  $     .42  $     .25  $    (.19)
  Pro forma..............................................        .35        .23       (.21)

Pro forma diluted EPS
  As reported............................................  $     .42  $     .25  $    (.19)
  Pro forma..............................................        .35        .23       (.21)

    At December 31, 1998, 45 million shares of common stock were reserved for the exercise of options under the Company's Stock Incentive Plans. Options may be granted to salaried officers, directors and other key employees of the Company to purchase common stock at not less than the fair market value at the date of grant. Generally, options may be exercised in installments commencing one year after the date of grant. The Stock Incentive Plans also permit the granting of Stock Appreciation Rights (SARs). No SARs have been granted as of December 31, 1998.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of one percent for each of the three years; expected volatility of 34, 32 and 27 percent; risk-free interest rates of 5.51, 6.49 and 6.33 percent and expected lives of six years for each of the three years. As a result of the distribution, the fair values of the Hilton options were adjusted and prior periods were restated based on the relative values of Hilton and Park Place common stock at December 31, 1998.

    As a result of the Hilton distribution, effective December 31, 1998, a total of 14.6 million Park Place stock options were issued, representing the adjustment of existing Hilton stock options to represent options in both Park Place and Hilton. The exercise price for options to purchase Park Place common stock were adjusted based on the relative values of Park Place and Hilton common stock on the date the Company's stock began trading on a "when issued" basis. Also on December 31, 1998, 18.2 million options were granted representing the conversion of existing options to purchase Grand common stock in connection with the Grand merger and the grant of additional Park Place stock options.

    The following table summarizes information about stock options outstanding at December 31, 1998:

                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
             -------------------------------------------  ------------------------
 RANGE OF                 WEIGHTED-AVE     WEIGHTED-AVE              WEIGHTED-AVE
 EXERCISE     NUMBER        REMAINING        EXERCISE      NUMBER      EXERCISE
   PRICE     OUTSTANDING CONTRACTUAL LIFE      PRICE      EXERCISABLE     PRICE
-----------  ---------  -----------------  -------------  ---------  -------------
 $2.25-6.62  8,759,470           8.28        $    6.13    2,627,620    $    5.59
 6.79-8.37   12,372,792          4.36             7.28    8,623,692         7.36
9.11-23.85   11,698,477          7.42            10.82    4,478,687         9.79
             ---------                                    ---------
2.25-23.85   32,830,739          6.50             8.24    15,729,999        7.76
             ---------                                    ---------
             ---------                                    ---------

    The Company adopted an Employee Stock Purchase Plan by which the Company is authorized to issue up to five million shares of common stock to its full-time employees. Under the terms of the Plan, employees can elect to have a percentage of their earnings withheld to purchase the Company's common stock.

NOTE 14. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS

    A significant number of the Company's employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed and charged to expense $12 million, $12 million and $7 million in 1998, 1997 and 1996, respectively, for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share, if any, of unfunded vested benefits.

    The Company also has other employee investment plans including a 401K plan and a deferred compensation plan whereby the Company contributes certain percentages of employee contributions. The cost of these plans is not significant.

    The Company provides life insurance benefits to certain retired employees. Under terms of the plan covering such life insurance benefits, the Company reserves the right to change, modify or discontinue these benefits. The cost of these benefits is not significant.

NOTE 15. LEASES

    The Company has entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The lease for land adjacent to the Company's Gulfport Casino is for the period from July 1, 1997, through June 30, 2002, and contains renewal options totaling 40 years. The Company is required to make annual rental payments of $1,200,000, subject to adjustment as defined, plus 5% of gross annual gaming revenues in excess of $25 million and 3% of all non-gaming revenues. The lessor of the Gulfport Casino site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises, as defined.

    The lease for land adjacent to the Company's Biloxi Casino has an initial term of 99 years, and the Company is required to make annual rental payments of $2.5 million, subject to adjustment as defined. The Company also entered into a 15-year lease for submerged land adjacent to the Biloxi Casino with an option to extend the lease for five years after the expiration of the initial 15-year term. The lease provides for annual rental payments of $900,000 for the next five years, and subsequent increases as defined in the agreement.

    The land lease in connection with the operation of Grand Casino Tunica provides for annual rental payments of $2.5 million, subject to adjustment as defined. The term of the lease is, initially, for six years with nine six-year renewal options, for a total of 60 years.

    Minimum lease commitments under noncancelable operating leases approximate $10 million annually through 2003 with an aggregate commitment of $453 million through 2042.

NOTE 16. COMMITMENTS AND CONTINGENCIES

    At December 31, 1998 the Company had contractual commitments at its wholly owned or leased properties for major expansion and rehabilitation projects of approximately $146 million.

LITIGATION

    Park Place and its subsidiaries are parties to legal proceedings relating to the Hilton gaming business that were assumed pursuant to the Hilton distribution agreement. In the opinion of management, the resolution of these matters will not have a material effect on Park Place's financial position or results of operation. In addition, Grand and its subsidiaries are parties to various lawsuits and any liability with respect thereto is an obligation of the Park Place consolidated group. Pursuant to the Grand distribution agreement and the merger agreement, Grand will be indemnified by Lakes for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for such liabilities which could have a material adverse effect on Park Place. See below for a discussion of certain litigation to which Grand is a party.

BELLE OF ORLEANS

    The subsidiary which holds the Belle of Orleans, L.L.C. (the "Belle") (the "Louisiana Subsidiary") and Metro Riverboat Associates, Inc. ("Metro"), which owns the remaining 50.1% interest in the Belle, are engaged in certain litigation. The Louisiana Subsidiary and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, along with a management agreement providing for the Louisiana Subsidiary to manage the riverboat casino. On March 27, 1997, Metro filed suit in the Civil District Court for the Parish of Orleans, State of Louisiana seeking contractual and injunctive relief under the terms of the operating and management agreements based on non-competition and change of control provisions which were allegedly triggered as a result of Hilton's merger with Bally in 1996. Preliminary injunctive relief was granted to Metro by the trial court. After various hearings and appeals by the Louisiana Subsidiary, the injunctive relief granted by the trial court has been suspended while on appeal. On June 16, 1998, Metro filed a second, related suit for damages in an unspecified amount against the Louisiana Subsidiary and certain of its affiliates. The two suits filed by Metro were consolidated by the trial court. The Louisiana Subsidiary filed certain exceptions which were denied, but, pursuant to a writ application subsequently filed, the Court of Appeals reversed and remanded for determination of which disputes are arbitrable. On November 23, 1998, Metro filed a third suit in the Civil District Court for the Parish of Orleans, State of Louisiana against the Louisiana Subsidiary, seeking a temporary restraining order and preliminary injunction to prevent the Louisiana Subsidiary from continuing as manager of the riverboat casino. On December 23, 1998, judgment was rendered in favor of the Louisiana Subsidiary dismissing the suit in its entirety. Metro has appealed. An affiliate of the Louisiana Subsidiary, Bally's Intermediate Holdings, Inc., which due to a merger subsequently became Bally's Midwest Casinos, Inc., filed an action on September 23, 1998, in the Circuit Court of Cook County, Illinois, which action has since been removed to the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking judgment against Metro based upon Metro's default under certain agreements between the parties relating to a $4 million loan to a shareholder of Metro. Plaintiff filed a motion for summary judgment which is currently under advisement by the court. Metro filed a fourth suit on December 28, 1998 in the Civil District Court for the Parish of Orleans, State of Louisiana seeking a temporary restraining order and permanent injunctive relief to prevent the spinoff of Hilton's gaming operations to Park Place. A temporary restraining order was issued by the trial court, dissolved by the Court of Appeals and affirmed by the Supreme Court. The motion for preliminary injunction was denied.

    Park Place will vigorously defend all claims under such suits and vigorously pursue its claim against Metro.

BALLY MERGER LITIGATION

    A purported class action against Bally Entertainment Corporation ("Bally"), its directors and Hilton was commenced on September 4, 1996, under the caption PARNES V. BALLY ENTERTAINMENT CORPORATION, ET AL. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleges breaches of fiduciary duty in connection with the merger of Bally with and into Hilton in December 1996 (the "Bally Merger"), including allegedly illegal payments to Arthur M. Goldberg that purportedly denied Bally shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. In the complaint, the plaintiff seeks, among other things:

        (i) an order enjoining the Bally Merger;

        (ii) an award of damages in an unspecified amount;

       (iii) an order requiring Mr. Goldberg to disgorge his profits; and

        (iv) an award of attorneys' fees and expenses.

    In orders dated May 13, 1997 and February 3, 1998, the Court dismissed this litigation. Plaintiff appealed this dismissal and, on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery.

ATLANTIC CITY LITIGATION

    On September 9, 1997, an action was commenced in the United States District Court for the Southern District of New York by Mirage Resorts, Inc. ("Mirage"). Named as defendants are the Company, Trump Hotel & Casino Resorts ("THCR"), and the allegedly controlling shareholder of THCR. The complaint alleges, among other things, that the defendants violated the Sherman Antitrust Act, committed tortious interference with prospective economic advantage, and induced a breach of fiduciary duty, in connection with Mirage's efforts to develop a casino resort in Atlantic City, New Jersey. Injunctive relief and compensatory and punitive damages in unspecified amounts are sought.

    The Company has denied all allegations of wrongdoing asserted against it in this litigation and believes that it has substantial defenses to these claims.

SLOT MACHINE LITIGATION

    On April 26, 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division--WILLIAM H. POULOS, ET AL V. CAESARS WORLD, INC. ET AL--Case No. 39-478-CIV-ORL-22--in which various parties (including Park Place and Grand) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

    An action subsequently filed on May 10, 1994 in the United States District Court for the Middle District of Florida--WILLIAM AHEARN, ET AL V. CAESARS WORLD, INC. ET AL--Case No. 94-532-CIV-ORL-22-- made similar allegations and was consolidated with the Poulos action.

    Both actions included claims under the federal Racketeering-Influenced and Corrupt Organizations Act and under state law, and sought compensatory and punitive damages. The plaintiffs claimed that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play.

    In December 1994, the consolidated actions were transferred to the U.S. District Court for the District of Nevada.

    On September 26, 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada--LARRY SCHREIER, ET AL V. CAESARS WORLD, INC. ET AL--Case No. CV-95-00923-DWH (RJJ).

    The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

    In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title WILLIAM H. POULOS, ET AL. V. CAESARS WORLD, INC., ET AL--Case No. CV-S-94-11236-DAE (RJJ)--(Base File), and required the plaintiffs to file a consolidated and amended complaint. On February 14, 1997, the plaintiffs filed a consolidated and amended complaint.

    In March 1997, various defendants filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

    On or about December 19, 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint was filed on or about February 13, 1998.

    The plaintiffs have filed a motion seeking an order certifying the action as a class action. Certain of the defendants have opposed the motion. The Court has not ruled on the motion.

LEGAL PROCEEDINGS--GRAND

    STRATOSPHERE CORPORATION

    Grand previously owned approximately 41% of the common stock issued by Stratosphere Corporation ("Stratosphere"). Stratosphere and its wholly owned operating subsidiary developed and operated the Stratosphere Tower, Hotel and Casino in Las Vegas, Nevada. On January 27, 1997, in the United States Bankruptcy Court in and for the District of Nevada, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

    On November 7, 1997, Stratosphere filed its Second Amended Plan, which was approved by the Bankruptcy Court and declared effective on October 14, 1998. Pursuant to the Second Amended Plan, Stratosphere common stock that was outstanding prior to the effective date of the Second Amended Plan was cancelled.

    In March 1995, in connection with Stratosphere's issuance of its First Mortgage Notes, Grand entered into a Standby Equity Commitment Agreement (the "Standby Equity Commitment") between Stratosphere and Grand. Grand agreed in the Standby Equity Commitment, subject to the terms and conditions stated in the Standby Equity Commitment, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere is operating (as defined in the Standby Equity Commitment) to the extent Stratosphere's consolidated cash flow (as defined in the Standby Equity Commitment) during each of such years does not exceed $50 million.

    The enforceability of the Standby Equity Commitment is the subject of litigation to which Grand is a party in (i) the Stratosphere Bankruptcy case (as a result of a motion brought by the Official Committee), and (ii) the U.S. District Court for the District of Nevada (as a result of an action brought by the Trustee). On February 19, 1998, the Bankruptcy Court ruled that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law. The Official Committee has stated that it intends to appeal the Bankruptcy Court's decision.

    The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. Currently, Grand has not been served with any such litigation.

    STRATOSPHERE SECURITIES LITIGATION

    Grand and certain persons who have been indemnified by Grand (including certain former and current Grand officers and directors) are defendants in legal actions filed on August 16, 1996, in the District Court, Clark County, Nevada and on August 5, 1996 in the United States District Court, District of Nevada. These actions arise out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project (the "Stratosphere Project") in Las Vegas, Nevada.

    The plaintiffs in the actions, who are current and/or former Stratosphere Corporation shareholders, seek to pursue the actions as class actions, and make various claims against Grand and the Grand-related defendants, including securities fraud. In September 1997, Grand and the Grand-related defendants submitted a motion to dismiss the federal action. In April 1998, this motion was granted, in part, and denied, in part. The plaintiffs are pursuing the claims that survived the motion to dismiss. Grand and the Grand-related defendants have also submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. Currently, the plaintiffs are engaged in discovery related to the issues raised by the summary judgment motion. The court will not decide the motion until after such discovery is completed and the parties have submitted their respective arguments. The state court action has been stayed pending resolution of the federal court action.

    Grand intends to vigorously defend itself and the other Grand-related defendants against the claims made in both the state and the federal action.

    GRAND SECURITIES LITIGATION

    Grand and certain of Grand's current and former officers and directors are defendants in a legal action filed on September 9, 1996 in the United States District Court in Minnesota. This action arises out of Grand's involvement in the Stratosphere Project.

    The plaintiffs in the action who are current and/or former Grand shareholders, seek to pursue the action as a class action, and make various claims against Grand and the other defendants, including securities fraud. Grand and the Grand-related defendants submitted a motion to dismiss the plaintiffs' claims. In December 1997, that motion was granted, in part and denied, in part. Grand and the Grand-related defendants have also submitted a motion for summary judgment. Currently, the plaintiffs and Grand and the other defendants are engaged in discovery in the action. On March 10, 1999, plaintiffs were granted leave to amend their complaint to include Park Place and Lakes.

    Grand intends to vigorously defend itself and the other defendants against the claims that survived Grand's motion to dismiss.

    DERIVATIVE ACTION

    Certain of Grand's current and former officers and directors are defendants in a legal action originally filed on February 6, 1997 in the District Court, Hennepin County, state of Minnesota. This action arises out of Grand's investment in Stratosphere.

    The plaintiffs in the action who are current and/or former Grand shareholders, seek to pursue the action against the defendants on behalf of Grand, and make various claims that the defendants failed to fulfill claimed duties to Grand. Grand is providing the defense for the defendants pursuant to Grand's indemnification obligations to the defendants.

    Grand's board of directors appointed an independent special litigation committee under Minnesota law to evaluate whether Grand should pursue the claims made by the plaintiffs. The committee has completed its evaluation and has recommended to the court that the plaintiffs' claims not be pursued.

    In May 1998, the Court granted a motion for summary judgment submitted by Grand, thereby dismissing the plaintiffs' claims. On March 9, 1999 the court of appeals affirmed the summary judgement. It is uncertain whether plaintiffs will seek further review.

    STRATOSPHERE PREFERENCE ACTION

    On February 12, 1998, Stratosphere filed a complaint in the United States Bankruptcy Court in and for the District of Nevada against Grand and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand (Grand Media), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and to Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

    Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

    In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery remains in process.

    INDEMNIFICATION AGREEMENT

    As part of the merger and the Lakes distribution, Lakes Gaming, Inc. (Lakes) agreed to indemnify Grand against all costs, expenses and liabilities incurred or suffered by Grand and certain of its subsidiaries and their respective current and former directors and officers in connection with or arising out of the Stratosphere litigation and the Tulalip Tribes litigation described above. Lakes' indemnification obligations include the obligation to provide the defense of all claims made in such proceedings against Grand and to pay all related settlements and judgments.

    As security to support Lakes' indemnification obligations to Grand under each of the Grand distribution agreement and the merger agreement, and as a condition to the consummation of the merger,

Lakes has agreed to irrevocably deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, during the four year period subsequent to December 31, 1998.

    OTHER LITIGATION

    The Company is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters are not likely to have a material adverse effect upon the Company's consolidated financial position or its results of operations.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)
(dollars in millions, except per share amounts)

                                                          1(ST)        2(ND)        3(RD)        4(TH)
1998                                                     QUARTER      QUARTER      QUARTER      QUARTER      TOTAL
-----------------------------------------------------  -----------  -----------  -----------  -----------  ---------
Revenues.............................................         575          574          591          565       2,305
Operating income.....................................          92           95           92           23         302
Net income (loss)....................................          39           41           38           (9)        109
Basic EPS (1)........................................         .15          .16          .15         (.03)        .42
Diluted EPS (1)......................................         .15          .16          .15         (.03)        .42

1997
-----------------------------------------------------
Revenues.............................................         524          520          554          555       2,153
Operating income.....................................          81           72           93          (45)        201
Net income (loss)....................................          37           26           50          (46)         67
Basic EPS (1)........................................         .14          .10          .19         (.17)        .25
Diluted EPS (1)......................................         .14          .10          .19         (.17)        .25

------------------------

(1)The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS

PARK PLACE BOARD OF DIRECTORS

    The business of Park Place is managed under the direction of the Park Place Board of Directors. The Park Place Board is divided into three classes. Directors for each class are elected at the annual meeting of stockholders held in the year in which the term for such class expires and serve thereafter for three years. The following table sets forth information concerning the persons who are directors of Park Place.

                                                                                          INITIAL
NAME, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                                AGE   TERM EXPIRES
--------------------------------------------------------------------------------  ---   ------------
Lyle Berman.....................................................................  57        2000
  Chairman of the Board of Grand Casinos, Inc. since October 1991. Mr. Berman is also a director of G-III Apparel Group Ltd., Innovative Gaming Corporation of
  America, New Horizon Kids Quest, Inc. and Wilsons The Leather Experts Inc. and
  Chairman of the Board and Chief Executive Officer of Rainforest Cafe, Inc.

Stephen F. Bollenbach...........................................................  56        2002
  Chief Financial Officer, Marriott Corporation until October 1993, President and Chief Executive Officer, Host Marriott Corporation, until April 1995,
  Senior Executive Vice President and Chief Financial Officer, The Walt Disney
  Co. until February 1996 and, thereafter, President and Chief Executive
  Officer, Hilton Hotels Corporation. Mr. Bollenbach has served as Chairman of the Board of Park Place since January 1999. Mr. Bollenbach is a director of
  Hilton Hotels Corporation, Kmart Corporation, Ladbroke Group PLC, Spring Group
  PLC and Time Warner, Inc.

Barbara Bell Coleman............................................................  48        2000
  President of BBC Associates LLC, an executive consulting firm serving businesses and non-profit organizations.

A. Steven Crown.................................................................  47        2001
  General Partner, Henry Crown and Company, a holding company which includes diversified manufacturing operations, marine operations and real estate ventures. Mr. Crown is a director of Hilton Hotels Corporation.

Clive S. Cummis.................................................................  70        2000
  Chairman of the law firm of Sills Cummis Radin Tischman Epstein & Gross, which provided legal services to Hilton and continues to provide such services to
  Park Place.

Arthur M. Goldberg..............................................................  57        2002
  Chairman and Chief Executive Officer of Bally Entertainment Corporation until
  December 1996, Executive Vice President and President--Gaming Operations of
  Hilton Hotels Corporation until December 31, 1998, and thereafter, President and Chief Executive Officer of Park Place. Mr. Goldberg is a director of
  Hilton Hotels Corporation, Bally Total Fitness Holding Corporation and First
  Union Corporation.

                                                                                          INITIAL
NAME, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                                AGE   TERM EXPIRES
--------------------------------------------------------------------------------  ---   ------------
Barron Hilton...................................................................  71        2002
  Chairman of the Board and Chief Executive Officer, Hilton Hotels Corporation
  until February 1996 and, thereafter, Chairman of the Board, Hilton Hotels
  Corporation.

Eric M. Hilton..................................................................  65        2000
  Director of Hilton Hotels Corporation, and Vice Chairman of the Board of
  Hilton Hotels Corporation until March 1997. Barron Hilton and Eric Hilton are brothers.

J. Kenneth Looloian.............................................................  76        2001
  Executive Vice President of DiGiorgio Corporation and a consultant. Mr.
  Looloian is also a director of Bally Total Fitness Holdings and ContinuCare.

Gilbert L. Shelton..............................................................  62        2001
  Private investor.

Rocco J. Marano.................................................................  71        2001
  Retired Executive. Mr. Marano is a director of Computer Horizons Corporation.

COMMITTEES OF THE PARK PLACE BOARD

    The Park Place Board has four standing committees: (i) the Audit Committee,
(ii) the Compliance Committee, (iii) the Personnel and Compensation Committee and (iv) the Nominating Committee.

    AUDIT COMMITTEE. The functions of the Audit Committee include reviewing the independence of the independent auditors, recommending to the Park Place Board the engagement and discharge of independent auditors, reviewing with the independent auditors the plan and results of auditing engagements, approving or ratifying each professional service provided by independent auditors which is estimated by management to cost more than 10% of the previous year's audit fee, considering the range of audit and nonaudit fees, reviewing the scope and results of Park Place procedures for internal auditing and the adequacy of internal accounting controls and directing and supervising special investigations. The members of the Audit Committee are Gilbert L. Shelton (Chair), Eric M. Hilton, Barron Hilton, A. Steven Crown, J. Kenneth Looloian and Rocco J. Marano.

    COMPLIANCE COMMITTEE. The Compliance Committee supervises Park Place's efforts to assure that its business and operations are conducted in compliance with the highest standards applicable to it as a matter of legal and regulatory requirements as well as ethical business practices. In particular, the Compliance Committee is responsible for the establishment and implementation of Park Place's internal reporting system regarding compliance by Park Place with regulatory matters associated with its gaming operations. The committee supervises the activities of Bally's Compliance Officer and communicates on a periodic basis with gaming regulatory agencies on compliance matters. It reviews information and reports regarding the suitability of potential key employees of Park Place as well as persons and entities proposed to be involved in material transactions or relationships with Park Place. The members of the Compliance Committee are A. Steven Crown (Chair), Lyle Berman, Eric M. Hilton, Gilbert L. Shelton and Rocco J. Marano.

    COMPENSATION COMMITTEE. The Compensation Committee reviews and establishes the general employment and compensation practices and policies of Park Place and approves procedures for the administration thereof, including such matters as the total salary and fringe benefit programs. The members of the Compensation Committee are J. Kenneth Looloian (Chair), Barbara Bell Coleman, A. Steven Crown, Barron Hilton, Eric M. Hilton and Rocco J. Marano.

    NOMINATING COMMITTEE. The functions of the Nominating Committee include recommending nominees to the Park Place Board to fill vacancies on the Board, reviewing on a continuing basis, and at least once a year, the structure of the Board to assure its continuity and to assure that the proper skills and experience are represented on the Board, and reviewing any potential conflicts of Board members individually whenever a prospective Board member is being considered for election to the Board. The members of the Nominating Committee are J. Kenneth Looloian and Gilbert L. Shelton.

COMPENSATION OF PARK PLACE DIRECTORS

    Directors who are not officers of Park Place receive an annual fee of $30,000, and a fee of $1,000 for attendance at Board and Committee meetings. Directors are also reimbursed for travel expenses and other out-of-pocket costs when incurred in attending meetings.

EXECUTIVE OFFICERS OF PARK PLACE

    Set forth below is certain information with respect to the persons who serve as executive officers of Park Place. Effective December 31, 1998, those persons named below who were officers of Hilton and its subsidiaries as of such date (except for Stephen Bollenbach) relinquished their positions as officers of Hilton.

NAME                                      AGE                                    BACKGROUND
----------------------------------------  --- --------------------------------------------------------------------------------
Stephen F. Bollenbach ..................  56  See "Park Place Board of Directors" above.
  Chairman of the Board

Arthur M. Goldberg .....................  57  See "Park Place Board of Directors" above.
  President and Chief Executive Officer

                                          53  Executive Vice President--Eastern Region, Hilton Gaming Corporation since
                                                December 1996, and Executive Vice President, Chief Operating Officer and a
                                                director of Bally's Park Place and the Atlantic City Hilton since February
                                                1993, and President and Chief Operating Officer of Bally's Saloon--Gambling
                                                Hall--Hotel and Bally's Casino-- Lakeshore Resort since April 1993 and June
                                                1993, respectively, and Executive Vice President and Chief Operating Officer
                                                of Bally's Casino Holdings, Inc. from June 1993 until December 1996.
Wallace R. Barr ........................
  Executive Vice President

Clive S. Cummis ........................  70  See "Park Place Board of Directors" above.
  Executive Vice President-- Law &
  Corporate Affairs, and Secretary

                                          36  Executive Vice President and Treasurer, Hilton Gaming Corporation since January
                                                1998, Senior Vice President-- Gaming Operations and Treasurer, Hilton Gaming
                                                Corporation from December 1996 until January 1998, Senior Vice President,
                                                Bally's Park Place from January 1996 until December 1996, Vice
                                                President--Development, Bally's Casino Holdings, Inc. from December 1994 until
                                                January 1996, and Director of Corporate Development, Bally Entertainment
                                                Corporation from February 1993 until December 1994.
Mark R. Dodson .........................
  Executive Vice President

                                          36  Senior Vice President and Treasurer, Hilton Hotels Corporation since May 1996, and prior thereto, Senior Vice President and Treasurer, Host Marriott
                                                Corporation.
Scott A. LaPorta .......................
  Executive Vice President and Chief
  Financial Officer

ITEM 11.  EXECUTIVE COMPENSATION

    Prior to the Hilton distribution on December 31, 1998, Park Place had not paid any compensation to its executive officers and therefore no such information is available with respect to the year ended December 31, 1998. Compensation of the Park Place executive officers will be determined by the Personnel and Compensation Committee of the Park Place Board. Stephen Bollenbach, who is Chairman of the Board of Park Place, and Arthur Goldberg, who is the President and Chief Executive Officer of Park Place, are parties to employment agreements with Park Place. See "--Park Place CEO and Chairman Agreements" below for a description of such compensation arrangements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Park Place was formed in June 1998. Compensation for Park Place executives will be determined by the Personnel and Compensation Committee of the Park Place Board. See "--Committees of the Park Place Board."

PARK PLACE CEO AND CHAIRMAN EMPLOYMENT AGREEMENTS

    PARK PLACE CEO AGREEMENT

    Park Place and Mr. Goldberg have entered into an employment agreement (the "Park Place CEO Agreement") for the period beginning on December 31, 1998 and ending on January 1, 2004, subject thereafter to automatic renewal for periods of one year unless either Park Place or Mr. Goldberg gives notice of nonrenewal pursuant to the terms of the Park Place CEO Agreement. The Park Place CEO Agreement provides for the employment of Mr. Goldberg as the President and Chief Executive Officer of Park Place.

    The Park Place CEO Agreement establishes a minimum annual base salary of $2,000,000 and provides for an annual bonus opportunity of $1,000,000, provided, however, that the payment of any portion of such salary and bonus which would not be deductible by Park Place on a current basis because of the application of the $1 million limitation on deductible compensation of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") will be deferred and paid to Mr. Goldberg, with interest, within 30 days after Park Place's deduction with respect to the compensation is not limited by Section 162(m). The Park Place CEO Agreement provides that Mr. Goldberg (and his family, if applicable) is entitled to fringe benefits and participation in Park Place's employee benefits plans, in each case at least to the same extent as Park Place's other senior executives. Mr. Goldberg is also entitled to the unrestricted, but not exclusive, use of Park Place's aircraft, provided that he shall reimburse Park Place for the cost of such use if such use is for personal purposes. During the term of the Park Place Agreement, Mr. Goldberg is entitled to four weeks of paid vacation annually.

    In addition, the Park Place CEO Agreement provides that Mr. Goldberg shall, pursuant to the Park Place 1998 Stock Incentive Plan (the "Park Place 1998 Plan"), be granted an option (the "Park Place CEO Special Option" and, together with the Chairman Special Option (as defined below), the "Park Place Special Options") to purchase 6,000,000 shares of Common Stock under the Park Place 1998 Plan in tranches of 4,000,000 shares (the "Tranche A Option") and 2,000,000 shares (the "Tranche B Option"). The per share exercise price of the Tranche A Option is equal to $6.375 and the exercise price of the Tranche B Option is equal to the greater of

        (i) 150% of the closing price of the Hilton common stock on the NYSE on July 9, 1998 (which was $26.94), ratably reduced after the Hilton distribution so as to reflect the July 9, 1998 closing price as if only the post-Hilton Distribution shares of Park Place common stock existed on that date (the "Park Place July 9, 1998 Adjusted Price") and

        (ii) the closing price of the Park Place common stock on the NYSE on December 31, 1998 (which was $6.375).

    The computation resulted in an exercise price of $12.880 per share for the Tranche B Option.

    The Park Place CEO Special Option is exercisable for 10 years after the Hilton distribution on December 31, 1998, except as otherwise specifically provided in the Park Place CEO Agreement.

    The Tranche A Option vests cumulatively in four equal annual installments which begin on the first anniversary of December 31, 1998, provided that Mr. Goldberg is employed by Park Place as of the applicable vesting date (except as otherwise provided in the Park Place CEO Agreement), subject to acceleration as provided in the Park Place CEO Agreement. The Tranche B Option will become fully vested and exercisable on the date that is nine years and nine months after the Hilton Distribution Date if Mr. Goldberg is employed by Park Place on such date; provided, however, that if at any time prior to the fifth anniversary of the Hilton Distribution Date, the closing price of the Park Place Common Stock on the NYSE on each of any seven consecutive trading days equals or exceeds 200% of the Park Place July 9, 1998 Adjusted Price, the Tranche B Option will immediately become fully vested and exercisable if Mr. Goldberg is employed by Park Place as of the applicable vesting date (except as otherwise provided in the Park Place CEO Agreement). In addition, the Park Place CEO Special Option will become fully vested and exercisable upon the occurrence of any of the following events (each, a "Triggering Event"):

        (i) the termination of Mr. Goldberg's employment by Park Place other than for Cause (as defined in the Park Place CEO Agreement),

        (ii) the termination of Mr. Goldberg's employment by reason of death or Disability (as defined in the Park Place CEO Agreement), or

       (iii) the termination of Mr. Goldberg's employment by Mr. Goldberg for Good Reason (as defined in the Park Place CEO Agreement); provided, however, that the Tranche B Option will only become fully vested and exercisable upon a Triggering Event if Mr. Goldberg does not breach certain covenants described below.

    If a Triggering Event occurs, the vested portion of the Park Place CEO Special Option will remain exercisable until the earlier to occur of (i) the fifth anniversary of the date of termination, and (ii) the tenth anniversary of December 31, 1998, and any non-vested portion of the Park Place CEO Special Option will thereupon terminate. To the extent not described in the Park Place CEO Agreement, the Park Place CEO Special Option will be subject to the terms and conditions of the Park Place 1998 Plan.

    The Park Place CEO Agreement also provides that, as a result of the Hilton distribution and effective as of December 31, 1998, all outstanding options held by Mr. Goldberg to purchase shares of Hilton common stock will become options to purchase shares of Park Place common stock, and the number of shares subject to and the exercise price of such options will be adjusted to preserve the intrinsic value of such options on December 31, 1998.

    The Park Place CEO Agreement provides that if, during the term of the Park Place CEO Agreement, Mr. Goldberg's employment with Park Place is terminated by Park Place other than for Cause or Disability, or by reason of Mr. Goldberg's death, or by Mr. Goldberg for Good Reason, then Park Place will be required to pay Mr. Goldberg his base salary for the balance of the term of the Park Place CEO Agreement and his accrued but unpaid cash compensation through the termination date. In addition, Park Place shall provide Mr. Goldberg with all benefits due in accordance with the terms of any applicable employee benefits plans of Park Place. Park Place's obligation to make such payments, to the extent that such payments shall not have accrued as of the day before the termination date, will be conditioned upon Mr. Goldberg's execution of a written release of certain claims against Park Place (the "Release"). In the event that such a termination occurs following a Change of Control (as defined in the Park Place CEO Agreement) of Park Place and provided that Mr. Goldberg has executed the Release, then, in lieu of the payment of Mr. Goldberg's base salary for the balance of the term of the Park Place CEO Agreement, Mr. Goldberg shall receive a lump-sum cash payment equal to 2.99 times the sum of his annual base salary and his annual bonus for the last full fiscal year ending during the term of the Park Place CEO Agreement (or, if higher, his annual bonus for the last full fiscal year prior to the Change of Control). In addition, Mr. Goldberg will be entitled to receive a lump-sum payment of all compensation previously deferred by him and not yet paid by Park Place. For the remainder of the term of the Park Place CEO Agreement (or such longer period as any plan may provide), Park Place will also be required to provide Mr. Goldberg (and his family, if applicable) with continued benefits under Park Place's employee benefits plans at least equal to those which would have been provided had Mr. Goldberg's employment not terminated.

    If Mr. Goldberg's employment with Park Place is terminated by reason of his death or Disability during the term of the Park Place CEO Agreement, then Park Place will be required to pay Mr. Goldberg (or his estate or legal representative) his base salary for the balance of the term of the Park Place CEO Agreement and his accrued but unpaid cash compensation through the termination date. In addition, Park Place shall provide Mr. Goldberg (or his estate or legal representative) with all benefits accrued by Mr. Goldberg under the terms of any applicable employee benefits plans of Park Place.

    If Park Place terminates Mr. Goldberg's employment for Cause during the term of the Park Place CEO Agreement, Park Place must pay Mr. Goldberg his unpaid annual base salary through the date of termination, the amount of any unpaid compensation deferred by Mr. Goldberg, and the amount of any earned but unpaid annual bonuses and vacation pay. Park Place shall also provide Mr. Goldberg with any benefits accrued by Mr. Goldberg under the terms of any applicable employee benefits plans of Park Place. If Mr. Goldberg terminates employment with Park Place other than for Good Reason during the term of the Park Place CEO Agreement, Park Place must pay Mr. Goldberg his accrued but unpaid cash compensation through the termination date and must provide Mr. Goldberg with any benefits accrued by Mr. Goldberg under the terms of any applicable employee benefits plans of Park Place.

    Under the Park Place CEO Agreement, Mr. Goldberg covenants not to disclose confidential information of Park Place. In addition, Mr. Goldberg covenants that, for a period of two years following his termination of employment, he will not compete with Park Place or employ or solicit certain of its employees and agents.

    The Park Place CEO Agreement also provides that upon a Change of Control of Park Place, the Park Place CEO Special Option will become fully vested and exercisable; provided, however that the Tranche B Option will only become fully vested and exercisable upon a Change of Control if Mr. Goldberg does not breach the covenants described above. In addition, Park Place will pay Mr. Goldberg any excise tax incurred by him under Section 4999 of the Code on any payments or benefits paid or payable by Park Place to Mr. Goldberg under the Park Place CEO Agreement or otherwise, which constitute "parachute payments" under Code Section 280G, and Park Place will bear the cost of all income, excise and employment taxes imposed on such gross-up payment.

    Effective upon the Hilton distribution, the Park Place CEO Agreement superseded Mr. Goldberg's employment agreement with Hilton dated as of November 12, 1996 and his Change of Control Agreement with Hilton dated as of April 1, 1997. However, the Park Place CEO Agreement provides for Park Place to assume Hilton's obligations to Mr. Goldberg with respect to certain excise tax gross-up payments, certain indemnification obligations, certain income tax indemnities, certain compensation deferred by Mr. Goldberg, and certain health and life insurance benefits which Mr. Goldberg is entitled to receive, under his superseded employment agreement with Hilton. In addition, Park Place has agreed to assume Hilton's obligations to Mr. Goldberg under Hilton's Deferred Compensation Agreement, dated as of January 16, 1997, with Mr. Goldberg.

    PARK PLACE CHAIRMAN AGREEMENT

    Park Place and Mr. Bollenbach have entered into the Park Place Chairman Agreement pursuant to which Mr. Bollenbach has agreed to serve as Chairman of, and advisor to, the Park Place Board for the period beginning on December 31, 1998 and ending on July 1, 2005. Under the Park Place Chairman Agreement, Mr. Bollenbach will be paid an annual base salary of $100,000 per year, will not be entitled to receive a bonus and will not be entitled to receive any benefits provided to Park Place employees other than an annual vacation and reimbursement of expenses he may incur in providing his services under the Park Place Chairman Agreement. In addition, the Park Place Chairman Agreement provides that Mr. Bollenbach shall, pursuant to the Park Place 1998 Plan, be granted an option (the "Chairman Special Option") to purchase 3,000,000 shares of Park Place Common Stock under the Park Place 1998 Plan in tranches of 2,000,000 shares (the "Tranche A Option") and 1,000,000 shares (the "Tranche B Option"). The per share exercise prices, vesting provisions, termination provisions and other terms of Mr. Bollenbach's Tranche A Option and Tranche B Option under the Park Place Chairman Agreement are substantially identical to those which apply to Mr. Goldberg's Tranche A Option and Tranche B Option, respectively, as set forth above.

    The following table sets forth certain information regarding grants of stock options to the CEO during 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED

                                                                                      POTENTIAL REALIZABLE VALUE
                                               PERCENT OF                             AT ASSUMED ANNUAL RATES OF
                                              TOTAL OPTIONS                          STOCK PRICE APPRECIATION FOR
                                   OPTIONS     GRANTED TO    EXERCISE                      OPTION TERM (B)
                                   GRANTED    EMPLOYEES IN   PRICE PER  EXPIRATION   ----------------------------
NAME                                 (A)       FISCAL YEAR     SHARE       DATE           5%             10%
--------------------------------  ----------  -------------  ---------  -----------  -------------  -------------
Arthur M. Goldberg..............   4,000,000          44%    $   6.375    12/31/08   $  16,036,863  $  40,640,433
                                   2,000,000          22%    $  12.880    12/31/08   $  16,200,326  $  41,054,806

    The Company commenced operations upon the distribution from Hilton on December 31, 1998. The only options granted were pursuant to employment contracts entered into on December 31, 1998.

    The following table sets forth option exercises and year-end value tables for the CEO.

 AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR END OPTIONS VALUES

                                                                              NUMBER OF SHARES
                                                                           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                                 OPTIONS AT             IN-THE- MONEY OPTIONS AT
                                                                              DECEMBER 31, 1998             DECEMBER 31, 1998
                                      SHARES ACQUIRED                    ---------------------------   ---------------------------
NAME                                  ON EXERCISE (#)   VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------------  ---------------   --------------   -----------   -------------   -----------   -------------
Arthur M. Goldberg..................      --               -$-             4,950,000    6,000,000          $0             $0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as to the shares of Park Place common stock beneficially owned (or deemed to be owned pursuant to the rules of the Commission) as of February 26, 1999, by each person who is a director or an executive officer of Park Place, all directors and executive officers of Park Place as a group, and each person known to be the beneficial owner of more than 5% of the outstanding Park Place common stock. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

                                                                                                        APPROXIMATE PERCENT
NAME AND ADDRESS OF OWNER                                                           COMMON STOCK          OF COMMON STOCK
--------------------------------------------------------------------------------  ----------------     ---------------------
Barron Hilton...................................................................  22,935,230(1)(2)               7.6
  9336 Civic Center Drive
  Beverly Hills, California 90210

Conrad N. Hilton Fund...........................................................  16,498,736(1)                  5.4

  100 West Liberty Street
  Reno, Nevada 89501

Stephen F. Bollenbach...........................................................   4,540,000(2)                  1.5

A. Steven Crown.................................................................   3,675,500(2)(3)               1.2

Arthur M. Goldberg..............................................................   7,254,738(2)                  2.4

Eric M. Hilton..................................................................      11,400(1)(2)           *

Lyle M. Berman..................................................................   5,297,844(2)(4)               1.7

J. Kenneth Looloian.............................................................      12,500(2)              *

Clive S. Cummis.................................................................      12,600                 *

Gilbert L. Shelton..............................................................      22,000(2)(5)           *

Rocco J. Marano.................................................................      12,000(2)              *

Wallace R. Barr.................................................................      55,401(2)              *

Mark R. Dodson..................................................................      32,911(2)              *

Scott A. LaPorta................................................................      73,500(2)              *

Barbara Bell Coleman............................................................       2,000(2)              *

All Directors and Executive Officers                                              43,937,624(6)                 14.0
  as a Group (14 persons).......................................................

------------------------

*   The securities owned do not exceed 1% of the applicable class.

(1) Barron and Eric Hilton are two of the 11 directors of the Conrad N. Hilton Fund (the "Fund"). They disclaim beneficial ownership of the 16,498,736 shares owned by the Fund.

(2) Includes options to acquire 4,500,000, 6,000, 4,950,000, 2,000, 2,000,
    1,000,000, 2,000, 2,000, 2,000, 26,000, 18,750, 72,500 and 2,000 shares of
    Park Place common stock, exercisable within the next 60 days, held by Messrs. Bollenbach, Crown, Goldberg, B. Hilton, E. Hilton, Berman, Looloian, Shelton, Marano, Barr, Dodson, LaPorta and Ms. Coleman, respectively. See "Arrangements Between Hilton and Park Place--Stock Option Plans." See also "Management--Park Place CEO and Chairman Employment Agreements."

(3) Mr. Crown is a partner of The Crown Fund, which owns 239,888 shares of Park Place Common Stock. The Arie and Ida Crown Memorial, of which Mr. Crown is a director, owns 894,272 shares of Park Place Common Stock. Pines Trailer Limited Partnership, of which a corporation of which Mr. Crown is a partner, are partners, owns 600,000 shares of Park Place Common Stock. Areljay, L.P., of which a corporation of which Mr. Crown is a director, officer and shareholder and a trust of which Mr. Crown is a beneficiary, are partners, owns 1,935,340 shares of Park Place Common Stock. Mr. Crown disclaims beneficial ownership of the shares held by The Crown Fund, The Arie and Ida Crown Memorial, Pines Trailer Limited Partnership and Areljay, L.P., except to the extent of his beneficial interest therein.

(4) Includes 82,500 shares of Park Place common stock beneficially owned by Mr. Berman's spouse. Also includes 45,615 shares of Park Place common stock held by Berman Consulting Corporation, a corporation wholly owned by Mr. Berman. Also includes 15,000 shares of Park Place Common Stock beneficially owned by a general partnership whose general partners include trusts for the benefit of the reporting person's children (the "general partnersip"). The reporting person is not a trustee of such trusts. Mr. Berman disclaims beneficial ownership of the shares held by his spouse and by the general partnership.

(5) Includes 20,000 shares owned jointly by Mr. Shelton and his spouse. Dr. Judy Shelton, a director of Hilton Hotels Corporation, over which shares Mr. Shelton shares voting and investment powers.

(6) Includes 10,635,250 shares issuable upon exercise of employee stock options granted to executive officers and directors, exercisable within 60 days, but excludes the shares owned by the Fund (see note (1) above).

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon a review of filings with the Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 1998 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, with the exception of Messrs. Barr, Berman, Bollenbach, Crown, Dodson and LaPorta, all of whom inadvertantly neglected to disclose holdings on their initial Section 16(a) filings due to ministerial error on the Company's part. These inadvertant omissions will be corrected by the late filing of Form 5s.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Clive Cummis is Chairman of the law firm Sills Cummis Radin Tischman Epstein & Gross which has and continues to provide legal services to Park Place.

    CHANGE IN CONTROL AND EMPLOYMENT ARRANGEMENTS

    Lyle Berman, the former Chairman of the Board of Grand had an employment agreement with Grand which contained certain "change of control" provisions which were triggered as a result of the Grand merger. Under his agreement, in the event of a termination of employment not for "cause" or his resignation following a "change of control" (as defined therein), Grand was required to pay Mr. Berman up to three years of his then current base salary in addition to any outstanding incentive compensation to which he would otherwise be entitled in the absence of such termination or resignation, in addition to the continuation of certain employee benefits to which he would otherwise be entitled for an additional year. The "change of control" provisions also provide for a two year period in which Mr. Berman may exercise any outstanding options to purchase common stock. For purposes of Mr. Berman's agreement, a "change of control" occurred by reason of the Merger and Mr. Berman was paid $1,895,833 on January 4, 1999 in connection therewith (which amount did not include payments for outstanding incentive compensation).

    For additional employment agreement arrangements, see "--Park Place CEO and Chairman Employment Agreements--Park Place CEO Agreement" and "--Park Place Chairman Agreement."

    OTHER INTERESTS

    Park Place's casinos in Las Vegas and Reno, Nevada, regularly send and pay for their guests to visit certain conference facilities in Yerington, Nevada, which are owned by Barron Hilton. In this regard, Mr. Hilton received payments in excess of $100,000 in 1998. Management believes that the rates paid were comparable to those which would have been paid to unaffiliated parties providing similar services.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)(1)  FINANCIAL STATEMENT SCHEDULES.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                                          CHARGED
                                                       BALANCE AT       CHARGED TO      (CREDITED)
                                                        BEGINNING        COSTS AND       TO OTHER
                                                        OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS        OTHER
                                                     ---------------  ---------------  -------------  ---------------  -----------
YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------

  Allowance for doubtful accounts..................            21               37              --              25              1(A)

YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------

  Allowance for doubtful accounts..................            21               26              --              26             --

YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------

  Allowance for doubtful accounts..................            14               20              --              26             13(A)


                                                       BALANCE AT
                                                         END OF
                                                         PERIOD
                                                     ---------------
YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------
  Allowance for doubtful accounts..................            34
YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------
  Allowance for doubtful accounts..................            21
YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------
  Allowance for doubtful accounts..................            21

(A) Represents balances acquired during the period.

------------------------

    (A)(2)  EXHIBITS

  EXHIBIT
  NUMBER         DESCRIPTION
-----------      ----------------------------------------------------------------------
       2.1       Agreement and Plan of Merger, dated as of June 30, 1998, by and among
                   Hilton Hotels Corporation, the Registrant, Gaming Acquisition
                   Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended
                   June 30, 1998 of Hilton Hotels Corporation).

       3.1       Amended and Restated Certificate of Incorporation of the Registrant
                   (incorporated by reference from Exhibit 4.1 to the Registration
                   Statement on Form S-8 of the Registrant filed with the Commission on
                   December 22, 1998).

       3.2       Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 of the Registrant filed with the Commission on December 22, 1998).

       4.1       Rights Agreement dated as of December 29, 1998 by and among the
                   Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights
                   Agent (incorporated by reference from Exhibit 1 to the Registrant's
                   Form 8-A filed with the Commission on December 30, 1998).

       4.2       Indenture dated as of December 21, 1998 by and among the Registrant and First Union National Bank, as trustee, with respect to $400 million aggregate principal amount of 7 7/8% Senior Subordinated
                   Notes due 2005 (incorporated by reference to Exhibit 4.5 to the
                   Current Report on Form 8-K of the Registrant filed with the
                   Commission on January 8, 1999).

  EXHIBIT
  NUMBER         DESCRIPTION
-----------      ----------------------------------------------------------------------
       4.3       First Supplemental Indenture dated as of December 31, 1998 by and among Hilton Hotels Corporation, BNY Western Trust Company, as
                   Trustee, and the Registrant, to the Indenture dated as of April 15,
                   1997 between Hilton Hotels Corporation and BNY Western Trust
                   Company, as Trustee (incorporated by reference to Exhibit 4.4 to the
                   Current Report on Form 8-K of the Registrant filed with the
                   Commission on January 8, 1999).

       4.4       Five Year Credit Agreement dated as of December 31, 1998 among the
                   Registrant, Bank of America National Trust Association, as
                   Administrative Agent, and NationsBanc Montgomery Securities, LLC, as
                   Lead Arranger (incorporated by reference to Exhibit 99.10 to the
                   Current Report on Form 8-K of the Registrant filed with the
                   Commission on January 8, 1999).

       4.5       Short Term Credit Agreement dated as of December 31, 1998 among the
                   Registrant, Bank of America National Trust and Savings Association,
                   as Administrative Agent, and NationsBanc Montgomery Securities, LLC,
                   as Lead Arranger (incorporated by reference to Exhibit 99.9 to the
                   Current Report on Form 8-K of the Registrant filed with the
                   Commission on January 8, 1999).

       4.6       Indenture dated as of November 30, 1995 by and among Grand Casinos,
                   Inc., Grand Casinos Resorts, Inc., Grand Casinos of Mississippi,
                   Inc.--Gulfport, Grand Casinos of Mississippi, Inc. Biloxi, Grand
                   Casinos Biloxi Theater, Inc., GCI Biloxi South Hotel Corporation,
                   GCI Biloxi Hotel Acquisition Corporation, GCI Gulfport South Hotel
                   Corporation, GCI Gulfport Hotel Acquisition Corporation, Mille Lacs
                   Gaming Corporation, Grand Casinos of Louisiana, Inc. Tunica-Biloxi,
                   Grand Casinos of Louisiana, Inc.--Coushatta, GCA Acquisition
                   Subsidiary, Inc., BL Development Corp. and American Bank National
                   Association (incorporated by reference to Exhibit 10.30 to the Grand
                   Casinos, Inc.'s Report on Form 10-K for the fiscal year ended
                   December 31, 1995).

       4.7       Second Amendment to Indenture dated as of September 16, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand
                   Casinos of Mississippi, Inc.-- Gulfport, Grand Casinos of
                   Mississippi, Inc.--Biloxi, Grand Casinos Biloxi Theater, Inc., Mille
                   Lacs Gaming Corporation, Grand Casinos of Louisiana,
                   Inc.--Tunica-Biloxi, Grand Casinos of Louisiana, Inc.--Coushatta,
                   GCA Acquisition Subsidiary, Inc., BL Development Corp., BL Resorts
                   I, Inc., GCG Resorts I, Inc., Grand Casinos Nevada I, Inc. and
                   Firstar Bank of Minnesota, N.A. (incorporated by reference to
                   Exhibit 4.3 of Grand Casinos, Inc.'s Report on Form 10-K for the
                   fiscal year ended December 28, 1998).

       4.8       Third Amendment to Indenture dated as of September 25, 1997, by and among Grand Casinos, Inc., Grand Casinos Resorts, Inc., Grand
                   Casinos of Mississippi, Inc.-- Gulfport, Grand Casinos of
                   Mississippi, Inc.--Biloxi, Grand Casinos Biloxi Theater, Inc., Mille
                   Lacs Gaming Corporation, Grand Casinos of Louisiana,
                   Inc.--Tunica-Biloxi, Grand Casinos of Louisiana, Inc.--Coushatta,
                   GCA Acquisition Subsidiary, Inc., BL Development Corp., BL Resorts
                   I, Inc., GCG Resorts I, Inc., Grand Casinos Nevada I, Inc., BL
                   Resorts I, LLC, GCG Resorts I, LLC and Firstar Bank of Minnesota,
                   N.A. (incorporated by reference to Exhibit 4.3 of Grand Casinos,
                   Inc.'s Report on Form 10-K for the fiscal year ended December 28,
                   1998).

       4.9       Indenture dated as of October 16, 1997, between Grand Casinos, Inc., the Guarantors, listed on Schedule I thereto, and Firstar Bank of
                   Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to Grand
                   Casinos, Inc.'s Registration Statement on Form S-4, as amended, File
                   No. 333-39009).

  EXHIBIT
  NUMBER         DESCRIPTION
-----------      ----------------------------------------------------------------------
      10.1       Lease Agreement between the Mississippi Department of Economic and
                   Community Development and the Mississippi State Port Authority at
                   Gulfport, as lessor, and Grand Casinos, Inc., as lessee, dated as of
                   May 20, 1992 (incorporated by reference to Exhibit 10VV to Grand
                   Casinos, Inc.'s Report on Form 10-K for the fiscal year ended August
                   2, 1992 (File No. 0-19565)).

      10.2       Ground Lease between Mavar, Inc., a Mississippi Corporation, as lessor and Grand Casinos of Mississippi, Inc., a Minnesota corporation, as lessee, dated as of June 23, 1992 (incorporated by reference to
                   Exhibit 10XX to Grand Casinos, Inc.'s Report on Form 10-K for the
                   fiscal year ended August 2, 1992 (File No. 0-19565)).

      10.3       Fifth Lease Amendment between the State of Mississippi through its duly authorized agencies. The Mississippi Department of Economic and
                   Community Development and the Mississippi State Port Authority at
                   Gulfport and Grand Casinos of Mississippi, Inc. dated July 8, 1996
                   (incorporated by reference to Exhibit 10.13 to Grand Casinos, Inc.'s
                   Report on Form 10-K for the fiscal year ended December 29, 1996).

      10.4       First Amendment to Ground Lease with Mavar, Inc. and Grand Casinos,
                   Inc., dated November 9, 1992 (incorporated by reference to Exhibit
                   10MMM to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565)).

      10.5       Application for Standard Lease of Public Trust Tidelands, dated
                   December 7, 1992 (incorporated by reference to Exhibit 10NNN to
                   Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended
                   November 1, 1992 (File No. 0-19565)).

      10.6       Second Lease Amendment with consent to Assignment between the State of
                   Mississippi and Grand Casinos, Inc. (incorporated by reference to
                   Exhibit 10.9 to Grand Casinos, Inc.'s Report on Form 10-Q for the
                   quarter ended January 31, 1993 (File No. 0-19565)).

      10.7       Second Amendment to Lease Agreement dated as of February 1, 1993 between Mavar, Inc. and Grand Casinos of Mississippi, Inc.--Biloxi
                   (incorporated by reference to Exhibit 10.10 to Grand Casinos, Inc.'s
                   Report on Form 10-Q for the quarter ended January 31, 1993 (File No.
                   0-19565)).

      10.8       Public Trust Tidelands lease dated January 28, 1993 by and between the
                   Secretary of State of the State of Mississippi, on behalf of the
                   State of Mississippi and Grand Casinos of Mississippi, Inc. Biloxi
                   (incorporated by reference to Exhibit 10.11 to the Grand Casinos,
                   Inc.'s Report on Form 10-Q for the quarter ended January 31, 1993
                   (File No. 0-19565)).

      10.9       Agreement among the Company, Bob Stupak, Bob Stupak Enterprises, Inc.
                   and Grand Casinos Resorts, Inc. dated November 15, 1993 and First and Second Amendments thereto dated December 22, 1993 and January
                   25, 1994 (incorporated by reference to Exhibit 10.46 to Grand
                   Casinos, Inc.'s Report on Form 10-K for the fiscal year ended
                   January 1, 1995 (File No. 0-19565)).

      10.10      Letter Agreement dated as of June 1, 1994 between Stratosphere
                   Corporation, Grand Casinos, Inc., Grand Casinos Resorts, Inc., Bob
                   Stupak Enterprises, Inc. and Bob Stupak (incorporated by reference to Exhibit 10.80 to Grand Casinos, Inc.'s Report on Form 10-Q for
                   the quarter ended July 3, 1994 (File No. 0-19565)).

      10.11      Amendment to June 1, 1994 Letter Agreement dated November 16, 1994 between Stratosphere Corporation, Grand Casinos Resorts, Inc., Grand
                   Casinos, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak
                   (incorporated by reference to Exhibit 10.48 to Grand Casinos, Inc.'s
                   Report on Form 10-K for the fiscal year ended January 1, 1995 (File
                   No. 0-19565)).

  EXHIBIT
  NUMBER         DESCRIPTION
-----------      ----------------------------------------------------------------------
      10.12      Management and Development Agreement dated July 1, 1994, by and between Stratosphere Corporation and Grand Casinos, Inc.
                   (incorporated by reference to Exhibit 10.49 to Grand Casinos, Inc.'s
                   Report on Form 10-K for the fiscal year ended January 1, 1995 (File
                   No. 0-19565)).

      10.13      Memorandum of Agreement dated as of February 16, 1995 by and among
                   Stratosphere Corporation and Grand Casinos, Inc. (incorporated by reference to Exhibit 10.50 to Grand Casinos, Inc.'s Report on Form
                   10-K for the fiscal year ended January 1, 1995 (File No. 0-19565)).

      10.14      Standby Equity Commitment dated March 9, 1995 by and between Grand
                   Casinos, Inc. and Stratosphere Corporation (incorporated by reference to Exhibit 10.51 to Grand Casinos, Inc.'s Report on Form
                   10-K for the fiscal year ended January 1, 1995 (File No. 0-19565)).

      10.15      Notes Completion Guarantee dated March 9, 1995 by and between Grand
                   Casinos, Inc. and American Bank National Association (incorporated by reference to Exhibit 10.52 to Grand Casinos, Inc.'s Report on
                   Form 10-K for the fiscal year ended January 1, 1995 (File No.
                   0-19565)).

      10.16      Completion Guarantor Subordination Agreement dated March 9, 1995 between Grand Casinos, Inc. and American Bank National Association
                   (incorporated by reference to Exhibit 10.53 to Grand Casinos, Inc.'s
                   Report on Form 10-K for the fiscal year ended January 1, 1995 (File
                   No. 0-19565)).

      10.17      First Amendment to Port Authority Ground Lease dated as of December
                   14, 1992, between the Mississippi Department of Economic and
                   Community Development, the Mississippi State Port Authority at
                   Gulfport, and Grand Casinos, Inc. (incorporated by reference to
                   Exhibit 10.31 to Grand Casinos, Inc.'s Report on Form 10-K for the
                   fiscal year ended December 31, 1995).

      10.18      Third Amendment to Port Authority Ground Lease dated as of February 9,
                   1994, between the Mississippi Department of Economic and Community
                   Development, the Mississippi State Port Authority at Gulfport, and
                   Grand Casinos of Mississippi, Inc.--Gulfport (incorporated by reference to Exhibit 10.32 to Grand Casinos, Inc.'s Report on Form
                   10-K for the fiscal year ended December 31, 1995).

      10.19      Fourth Amendment to Port Authority Ground Lease dated as of June 3,
                   1994, between the Mississippi Department of Economic and Community
                   Development, the Mississippi State Port Authority at Gulfport, and
                   Grand Casinos of Mississippi, Inc.--Gulfport (incorporated by reference to Exhibit 10.33 to Grand Casinos, Inc.'s Report on Form
                   10-K for the fiscal year ended December 31, 1995).

      10.20      Fifth Amendment to Port Authority Ground Lease dated as of November
                   30, 1995, between the Mississippi Department of Economic and
                   Community Development, the Mississippi State Port Authority at
                   Gulfport, and Grand Casinos of Mississippi, Inc.-- Gulfport
                   (incorporated by reference to Exhibit 10.34 to Grand Casinos, Inc.'s
                   Report on Form 10-K for the fiscal year ended December 31, 1995).

      10.21      Ground Sublease Agreement between Grand Casinos of Mississippi,
                   Inc.--Gulfport and CHC/GCI Gulfport Limited Partnership dated as of
                   April 1, 1994 (incorporated by reference to Exhibit 10.35 to Grand
                   Casinos, Inc.'s Report on Form 10-K for the fiscal year ended
                   December 31, 1995).

  EXHIBIT
  NUMBER         DESCRIPTION
-----------      ----------------------------------------------------------------------
      10.22      First Amendment to Ground Sublease Agreement dated as of February 3,
                   1995 by and between Grand Casinos of Mississippi, Inc.--Gulfport and
                   CHC/GCI Gulfport Limited Partnership (incorporated by reference to
                   Exhibit 10.36 to Grand Casinos, Inc.'s Report on Form 10-K for the
                   fiscal year ended December 31, 1995).

      10.23      Ground Sublease Agreement between Grand Casinos of Mississippi,
                   Inc.--Biloxi and CHC/GCI Gulfport Limited Partnership dated as of
                   September 1, 1994 (incorporated by reference to Exhibit 10.37 to
                   Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended
                   December 31, 1995).

      10.24      First Amendment to Ground Sublease Agreement dated as of February 3,
                   1995 by and between Grand Casinos of Mississippi, Inc.--Biloxi and
                   CHC/GCI Biloxi Limited Partnership (incorporated by reference to
                   Exhibit 10.38 to Grand Casinos, Inc.'s Report on Form 10-K for the
                   fiscal year ended December 31, 1995).

      10.25      Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi Limited Partnership
                   (incorporated by reference to Exhibit 10.39 to Grand Casinos, Inc.'s
                   Report on Form 10-K for the fiscal year ended December 31, 1995).

      10.26      First Amendment to Public Trust Tidelands Lease dated as of November
                   30, 1995 by and between the State of Mississippi and Grand Casinos
                   Biloxi Theater, Inc. (incorporated by reference to Exhibit 10.40 to
                   Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended
                   December 31, 1995).

      10.27      Memorandum of Lease dated as of January 20, 1995 by and between the
                   Board of Levy Commissioners for the Yazoo-Mississippi delta and BL
                   Development Corp. (incorporated by reference to Exhibit 10.41 to
                   Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended
                   December 31, 1995).

      10.28      First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi Delta and
                   BL Development Corp. (incorporated by reference to Exhibit 10.42 to
                   Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended
                   December 31, 1995).

      10.29      Distribution Agreement dated as of December 31, 1998 between Hilton
                   Hotels Corporation and the Registrant (incorporated by reference to
                   Exhibit 99.1 to the Current Report on Form 8-K of the Registrant
                   filed with the Commission on January 8, 1999).

      10.30      Debt Assumption Agreement dated as of December 31, 1998 between Hilton
                   Hotels Corporation and the Registrant (incorporated by reference to
                   Exhibit 99.2 to the Current Report on Form 8-K of the Registrant
                   filed with the Commission on January 8, 1999).

      10.31      Assignment and License Agreement dated as of December 31, 1998 by and between Hilton Hotels Corporation, Conrad International Royalty
                   Corporation and the Registrant (incorporated by reference to Exhibit
                   99.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

      10.32      Hilton Hotels Corporation Corporate Services Agreement dated as of
                   December 31, 1998 by and between Hilton Hotels Corporation and the
                   Registrant (incorporated by reference to Exhibit 99.4 to the Current
                   Report on Form 8-K of the Registrant filed with the Commission on
                   January 8, 1999).

  EXHIBIT
  NUMBER         DESCRIPTION
-----------      ----------------------------------------------------------------------
      10.33      Park Place Entertainment Corporation Corporate Services Agreement
                   dated as of December 31, 1998 by and between Hilton Hotels
                   Corporation and the Registrant (incorporated by reference to Exhibit
                   99.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

      10.34      Employee Benefits and Other Employment Matters Allocation Agreement
                   dated as of December 31, 1998 by and between Hilton Hotels
                   Corporation and the Registrant (incorporated by reference to Exhibit
                   99.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

      10.35      Tax Allocation and Indemnity Agreement dated as of December 31, 1998 by and between Hilton Hotels Corporation and the Registrant
                   (incorporated by reference to Exhibit 99.7 to the Current Report on
                   Form 8-K of the Registrant filed with the Commission on January 8,
                   1999).

      10.36      Non-Competition Agreements dated as of December 31, 1998 by and between Lyle Berman, Thomas J. Brosig, Stanley M. Taube and the
                   Registrant (incorporated by reference to Exhibit 99.8 to the Current
                   Report on Form 8-K of the Registrant filed with the Commission on
                   January 8, 1999).

      10.37      Employment Agreement between the Registrant and Arthur M. Goldberg
                   (incorporated by reference to Exhibit 99.11 to the Current Report on
                   Form 8-K of the Registrant filed with the Commission on January 8,
                   1999).

      10.38      Employment Agreement between the Registrant and Stephen F. Bollenbach
                   (incorporated by reference to Exhibit 99.12 to the Current Report on
                   Form 8-K of the Registrant filed with the Commission on January 8,
                   1999).

      10.39      1991 Grand Casinos, Inc. Stock Option and Compensation Plan, as
                   amended. (Incorporated by reference to Exhibit 4.3 to the Registrants Form S-8 dated January 8, 1999).

      10.40      Park Place Entertainment Corporation 1998 Independent Director Stock
                   Option Plan (incorporated by reference to Exhibit 4.3 to the
                   Registrants Form S-8 dated December 22, 1998).

      10.41      Park Place Entertainment Corporation Employee Stock Purchase Plan
                   (incorporated by reference to Exhibit 4.3 to the Registrants Form
                   S-8 dated December 22, 1998).

      10.42      Park Place Entertainment Corporation 1998 Stock Incentive Plan
                   (incorporated by reference to Exhibit 4.3 to the Registrants Form
                   S-8 dated December 22, 1998).

      21         Subsidiaries of the Registrant

      23         Consent of Arthur Andersen LLP

      27         Financial Data Schedule--Year ended December 31, 1998

------------------------

+   To be filed by amendment.

    (B) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K dated November 24, 1998 under the caption "Item 5 Other Events", a press release issued by Hilton Hotels Corporation announcing the Hilton shareholders had approved the separation of the hotel and gaming business of Hilton. The gaming business will be renamed Park Place Entertainment Corporation.

    The Company filed a Current Report on Form 8-K dated December 16, 1998 under the caption "Item 5 Other Events", a press release announcing the pricing of its Senior Subordinated Notes.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PARK PLACE ENTERTAINMENT CORPORATION

                                By:             /s/ CLIVE S. CUMMIS
                                     -----------------------------------------
                                                  Clive S. Cummis
                                           EXECUTIVE VICE PRESIDENT--LAW
                                         & CORPORATE AFFAIRS AND SECRETARY
DATED: MARCH 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ LYLE BERMAN
------------------------------  Director                      March 30, 1999
         Lyle Berman

  /s/ STEPHEN F. BOLLENBACH
------------------------------  Chairman of the Board and     March 30, 1999
    Stephen F. Bollenbach         Director

     /s/ A. STEVEN CROWN
------------------------------  Director                      March 30, 1999
       A. Steven Crown

   /s/ BARBARA BELL COLEMAN
------------------------------  Director                      March 30, 1999
     Barbara Bell Coleman

                                Executive Vice President--
     /s/ CLIVE S. CUMMIS          Law & Corporate Affairs
------------------------------    and Secretary and           March 30, 1999
       Clive S. Cummis            Director

                                President and Chief
    /s/ ARTHUR M. GOLDBERG        Executive Officer
------------------------------    (Principal Executive        March 30, 1999
      Arthur M. Goldberg          Officer) and Director

      /s/ BARRON HILTON
------------------------------  Director                      March 30, 1999
        Barron Hilton

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ ERIC M. HILTON
------------------------------  Director                      March 30, 1999
        Eric M. Hilton

                                Executive Vice President
     /s/ SCOTT A. LAPORTA         and Chief Financial
------------------------------    Officer (Principal          March 30, 1999
       Scott A. LaPorta           Financial and Accounting
                                  Officer)

   /s/ J. KENNETH LOOLOIAN
------------------------------  Director                      March 30, 1999
     J. Kenneth Looloian

     /s/ ROCCO J. MARANO
------------------------------  Director                      March 30, 1999
       Rocco J. Marano

    /s/ GILBERT L. SHELTON
------------------------------  Director                      March 30, 1999
      Gilbert L. Shelton