Form 10-Q
period 1999-03-31
PARK PLACE ENTERTAINMENT CORP
filed 1999-05-17
CIK 1070794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-14573

                      PARK PLACE ENTERTAINMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       88-0400631
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

       3930 HOWARD HUGHES PARKWAY
            LAS VEGAS, NEVADA                                       89109
(Address of principal executive offices)                         (Zip code)

                                 (702) 699-5000
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF EACH CLASS                     OUTSTANDING AT APRIL 30, 1999
          -------------------                     -----------------------------
Common Stock, par value $0.01 per share                    302,037,857

                            PARK PLACE ENTERTAINMENT
                                      INDEX

PART I.   FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)
          March 31, 1999 and December 31, 1998                                          3

          Condensed Consolidated Statements of Income (unaudited)
          Three months ended March 31, 1999 and 1998                                    4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          Three months ended March 31, 1999 and 1998                                    5

          Notes to Condensed Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         9



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                           15

Item 6.    Exhibits and Reports on Form 8-K                                            17

Signatures                                                                             18

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                          (UNAUDITED)
                                                                            MARCH 31,           DECEMBER 31,
                                                                              1999                  1998
                                                                          -----------           ------------
Assets
      Cash and equivalents                                                       $ 185                $ 247
      Restricted cash                                                                6                  135
      Accounts receivable, net                                                     124                  119
      Inventory, prepaids and other                                                137                  133
                                                                            -----------          -----------
         Total current assets                                                      452                  634
                                                                            -----------          -----------

      Investments                                                                  183                  169
      Property and equipment, net                                                5,154                4,991
      Goodwill                                                                   1,282                1,290
      Other assets                                                                  85                   90
                                                                            -----------          -----------
Total assets                                                                   $ 7,156              $ 7,174
                                                                            -----------          -----------
                                                                            -----------          -----------

Liabilities and stockholders' equity
      Accounts payable and accrued expenses                                      $ 361                $ 434
      Current maturities of long-term debt                                           7                    6
      Income taxes payable                                                          23                    -
                                                                            -----------          -----------
         Total current liabilities                                                 391                  440
                                                                            -----------          -----------

      Long-term debt, net of current maturities                                  2,429                2,466
      Deferred income taxes, net                                                   634                  609
      Other liabilities                                                             52                   51
                                                                            -----------          -----------
         Total liabilities                                                       3,506                3,566
                                                                            -----------          -----------

Commitments and contingencies

Stockholders' equity
      Common stock, $0.01 par value, 400.0 million shares                            3                    3
         authorized, 303.4 million shares issued and 303.0 million
         shares outstanding
      Additional paid-in capital                                                 3,613                3,613
      Other                                                                         (8)                  (8)
      Retained earnings                                                             45                    -
      Common stock in treasury at cost, 0.4 million shares                          (3)                   -
                                                                            -----------          -----------
         Total stockholders' equity                                              3,650                3,608
                                                                            -----------          -----------
      Total liabilities and stockholders' equity                               $ 7,156              $ 7,174
                                                                            -----------          -----------
                                                                            -----------          -----------

          See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)

                                                                               (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     -------------------------------
                                                                           1999                1998
                                                                     -----------          ----------
Revenues
      Casino                                                               $540               $ 383
      Rooms                                                                  90                  76
      Food and beverage                                                      67                  58
      Other revenue                                                          51                  58
                                                                     -----------          ----------
                                                                            748                 575
                                                                     -----------          ----------
Expenses
      Casino                                                                277                 206
      Rooms                                                                  31                  24
      Food and beverage                                                      62                  57
      Other expenses                                                        177                 135
      Depreciation and amortization                                          71                  56
      Pre-opening expense                                                     3                   -
      Corporate expense                                                       8                   5
                                                                     -----------          ----------
                                                                            629                 483
                                                                     -----------          ----------
Operating income                                                            119                  92

Interest and dividend income                                                  3                   9
Interest expense                                                            (29)                (23)
Interest expense, net from unconsolidated affiliates                         (3)                 (3)
                                                                     -----------          ----------

Income before income taxes, minority interest and
 cumulative effect of accounting change                                      90                  75
      Provision for income taxes                                             42                  35
      Minority interest, net                                                  1                   1
                                                                     -----------          ----------

Income before cumulative effect of accounting change                         47                  39
Cumulative effect of accounting change, net of tax                           (2)                  -
                                                                     -----------          ----------

Net income                                                            $      45            $     39
                                                                     -----------          ----------
                                                                     -----------          ----------

Basic earnings per share
      Income before cumulative effect of accounting change               $ 0.16
      Cumulative effect of accounting change                            $ (0.01)
      Net income per share                                               $ 0.15
Diluted earnings per share
      Income before cumulative effect of accounting change               $ 0.15
      Cumulative effect of accounting change                            $ (0.01)
      Net income per share                                               $ 0.15

Basic and diluted earnings per share - pro forma
      Net income per share - pro forma                                                       $ 0.15


          See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                          (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ------------------------------
                                                                    1999                1998
                                                                 ----------          ----------
Operating activities
      Net income                                                      $ 45                $ 39
      Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  71                  56
         Change in working capital components                           18                 (22)
         Change in deferred income taxes                                19                  (6)
         Other                                                           6                   1
                                                                 ----------          ----------
              Net cash provided by operating activities                159                  68
                                                                 ----------          ----------

Investing activities
      Capital expenditures                                            (223)               (134)
      Change in other investments                                      (11)                 36
      Acquisitions, net of cash acquired                                 -                 (43)
      Other                                                             (3)                  -
                                                                 ----------          ----------
              Net cash used in investing activities                   (237)               (141)
                                                                 ----------          ----------

Financing activities
      Net borrowings on Senior Credit Facility                         585                   -
      Payments on debt                                                (621)                 (4)
      Payments to Hilton                                               (73)                (13)
      Other                                                             (4)                  -
                                                                 ----------          ----------
                Net cash used in financing activities                 (113)                (17)
                                                                 ----------          ----------

Decrease in cash and equivalents                                      (191)                (90)
Cash and equivalents at beginning of period                            382                 199
                                                                 ----------          ----------

Cash and equivalents at end of period                                $ 191               $ 109
                                                                 ----------          ----------
                                                                 ----------          ----------

Supplemental cash flow disclosure
      Cash paid for:
      Interest (net of amounts capitalized)                           $ 12                 $ 7
                                                                 ----------          ----------
                                                                 ----------          ----------
      Income taxes                                                     $ 1                 $ -
                                                                 ----------          ----------
                                                                 ----------          ----------

           See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   THE COMPANY

     Park Place Entertainment Corporation (the "Company"), a Delaware corporation, was formed in June 1998. On December 31, 1998, Hilton Hotels Corporation ("Hilton") completed the transfer of the operations, assets and liabilities of its gaming business to the Company. The stock of the Company was distributed to Hilton's shareholders tax-free on a one-for-one basis. Also on December 31, 1998, immediately following the Hilton distribution, the Company acquired, by means of a merger, the Mississippi gaming business of Grand Casinos, Inc. ("Grand") which includes the Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica properties, in exchange for the assumption of debt and the issuance of Company common stock on a one-for-one basis.

     The Company is primarily engaged in the ownership, operation and development of gaming facilities. The operations of the Company currently are conducted under the Hilton, Flamingo, Bally, Conrad and Grand brands and include twelve U.S. casinos, an interest in one U.S. riverboat casino, and interests in two land-based casinos in Australia and one land-based casino in Uruguay. The Company is also in the process of developing the 2,900-room Paris Casino Resort on the Las Vegas Strip, which is expected to open in the fall of 1999.

NOTE 2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and investments accounted for under the equity method of accounting. Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three month period are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying condensed consolidated financial statements include revenues, expenses and cash flows of Hilton's gaming business on a stand-alone basis, including an allocation of corporate expenses, for the three months ending March 31, 1998. The balance sheet as of December 31, 1998 reflects the distribution by Hilton and the merger with Grand.

     The condensed consolidated financial statements for the prior period reflect certain reclassifications to conform to classifications adopted in 1999. These classifications have no effect on net income.

NOTE 3.  PRE-OPENING EXPENSE

     The Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" in the first quarter of 1999. The adoption of SOP 98-5 resulted in a write off of the unamortized balance of pre-opening costs in the first quarter of 1999 of $2 million, net of tax. The impact is shown as a cumulative effect of accounting change in the condensed consolidated statements of income. In addition, as required by SOP 98-5, the Company expensed $3 million of pre-opening costs during the three months ended March 31, 1999, related primarily to the development of Paris.

NOTE 4.  STOCK REPURCHASE

     In March 1999, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 8 million shares of the Company's currently outstanding common stock. During the three months ended March 31, 1999, the Company repurchased approximately .4 million shares. Subsequent to March 31, 1999, the Company repurchased approximately 1.3 million shares under this program.

NOTE 5.  GRAND ACQUISITION

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

     The following unaudited pro forma information for the three months ended March 31, 1998 has been prepared assuming that the Grand merger had taken place at January 1, 1998. This pro forma information does not purport to be indicative of future results or what would have occurred had the Grand merger occurred as of January 1, 1998.

                                                         (IN MILLIONS, EXCEPT
                                                          PER SHARE AMOUNTS)
Revenue..............................................           $ 718
Operating income.....................................           $ 108
Net income...........................................           $  43
Basic and diluted earnings per share.................           $0.14

NOTE 6.  EARNINGS PER SHARE

     Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 1999 was 303 million. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 2 million.

     Pro forma earnings per share is calculated for the three months ended March 31, 1998. The weighted average number of common shares outstanding was 261 million. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 3 million.

NOTE 7.  LONG TERM DEBT

Long term debt is as follows (in millions):


                                                                       MARCH 31,       DECEMBER 31,
                                                                         1999              1998
                                                                       ---------       ------------
                                                                      (UNAUDITED)
Senior and senior subordinated notes, with an average rate of
  7.5%, due 2002 to 2005 ...........................................   $ 1,023           $ 1,023
10 1/8% First Mortgage Notes due 2003 ..............................         6               490
9% Senior Unsecured Notes due 2004 .................................                         135
Senior Credit Facility .............................................     1,395               810
Capital leases and other ...........................................        12                14
                                                                       -------           -------
                                                                         2,436             2,472
   Less current maturities .........................................        (7)               (6)
                                                                       -------           -------
                                                                       -------           -------
Net long-term debt .................................................   $ 2,429           $ 2,466
                                                                       -------           -------
                                                                       -------           -------

     In November 1995, Grand sold $450 million aggregate principal amount of 10.125% First Mortgage Notes due 2003 ("First Mortgage Notes"). In connection with the Grand merger, the Company made a tender offer for the First Mortgage Notes and purchased approximately $444.5 million of the outstanding First Mortgage Notes, which were subsequently cancelled. In January 1999, the Company completed a covenant defeasance for approximately $5.5 million of remaining outstanding First Mortgage Notes by placing into trust all future payments of principal, interest and premium on the First Mortgage Notes to the first optional redemption date on December 1, 1999.

    In October 1997, Grand sold $115 million aggregate principal amount of 9.0% Senior Unsecured Notes due 2004 ("Senior Notes"). On December 31, 1998, Grand completed a covenant defeasance for the Senior Notes by placing into trust approximately $135 million representing all future payments of principal, interest and early redemption premium. The Senior Notes were redeemed on February 1, 1999.

NOTE 8.  CAESARS WORLD INC. ACQUISITION

     In April 1999, the Company announced that it had entered into an agreement to purchase Caesars World Inc. and other gaming assets from Starwood Hotels and Resorts Worldwide Inc. The purchase price is $3 billion in cash. The acquisition will be accounted for as a purchase and accordingly, the purchase price will be allocated to the assets and liabilities based on their estimated fair market values at the date of acquisition. The acquisition is subject to regulatory approvals and is expected to be completed in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results of operations include Park Place Entertainment Corporation's (the "Company") wholly owned subsidiaries and investments accounted for under the equity method of accounting. Prior to the merger with Grand Casinos, Inc. ("Grand"), the Company operated under the Hilton, Flamingo, Bally and Conrad brand names with six wholly owned Nevada casino hotels; two wholly owned casino hotels in Atlantic City, New Jersey; a wholly owned riverboat casino in Robinsonville, Mississippi; a 49.9% owned and managed riverboat casino in New Orleans; two partially owned and managed casino hotels in Australia; and a partially owned and managed casino hotel in Punta del Este, Uruguay. On December 31, 1998, the Company completed its acquisition of the Mississippi gaming operations of Grand. As a result of the Grand merger, the Company now owns Grand Casino Tunica, Grand Casino Gulfport and Grand Casino Biloxi (collectively the "Grand Properties"). The results of operations for the Grand Properties are not included in the Company's condensed consolidated statement of income for the three months ended March 31, 1998, as the merger was completed on December 31, 1998.

     The following discussion presents an analysis of the results of operations of the Company for the three months ended March 31, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     A summary of the Company's consolidated revenue and earnings for the three months ended March 31, 1999 and 1998 is as follows:

                                              1999          1998        %CHANGE
                                                (in millions)
Revenue ...................................   $ 748         $ 575          30%
Operating income ..........................   $ 119         $  92          29%
Net income ................................   $  45         $  39          15%
Basic and diluted earnings per share ......   $0.15         $0.15

Other operating data
EBITDA ....................................   $ 193         $ 148          30%

     The Company recorded net income of $45 million or diluted earnings per share of $0.15 for the three months ended March 31, 1999, compared with net income of $39 million or diluted earnings per share of $0.15 for the three months ended March 31, 1998. Impacting results in the current year was the Grand merger, which was effective December 31, 1998 and the adoption of Statement of Position (SOP) 98-5 "Reporting on the costs of Start-Up Activities." SOP 98-5 requires that start-up costs or pre-opening costs be expensed as incurred. The Company recorded a cumulative effect of accounting change net of tax of $2 million and expensed $3 million of pre-opening costs incurred during the quarter.

     Consolidated revenues increased 30 percent to $748 million for the three months ended March 31, 1999, from $575 million in 1998. This increase in revenues was primarily a result of the Grand merger. EBITDA increased 30 percent to $193 million for the three months ended March 31, 1999, from $148 million in 1998. The Grand properties contributed $41 million of the increase. Properties in the Western Region contributed $15 million to the increase, which was offset by a decrease in the Eastern Region of $2 million and at the Company's International properties of $7 million.

WESTERN REGION

     EBITDA for the Western Region was $95 million for the three months ended March 31, 1999, an increase of 19 percent over the $80 million for the three months ended March 31, 1998. Occupancy for the Western Region properties was 88 percent in the first quarter of 1999, compared to 86 percent in the first quarter of the prior year. The average room rate was $82 compared to $79 in the prior year period. The Las Vegas Hilton and Flamingo Hilton Las Vegas made signification contributions to these increases.

     EBITDA at the Las Vegas Hilton increased 59 percent to $27 million for the three months ended March 31, 1999. Total casino revenue increased significantly due to higher volumes and an increase in hold percentage in Baccarat. Table game win (excluding baccarat) and slot win remained constant with the prior year.

     Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property. However, the Company believes that its implementation of new casino marketing and entertainment strategies has broadened the Las Vegas Hilton's domestic customer base and increased non-premium play volume.

     EBITDA at the Flamingo Hilton Las Vegas increased 28 percent in the first quarter of 1999, generating $32 million compared to $25 million in 1998. Casino revenue and rooms revenue were the main contributors to the increase. The increase in casino revenue was mainly attributable to a ten percent increase in slot win and a five percent increase in table game win.

     Bally's Las Vegas generated EBITDA of $24 million in the 1999 first quarter, a decrease of $1 million from the first quarter in the prior year. An increase in slot win offset an increase in operating expenses.

     Combined EBITDA from the Reno Hilton, the Flamingo Hilton Reno and the Flamingo Hilton Laughlin was $12 million, a decrease of $1 million from the 1998 quarter. For the first quarter of 1999, both Reno properties recorded lower occupancy offset by an increased average rate compared to the 1998 period. The Flamingo Hilton Laughlin recorded an 11 point increase in occupancy percentage and a five percent increase in average daily rate. The Flamingo Hilton Laughlin also recorded a four percent increase in slot win and a six percent decrease in table game win.

EASTERN REGION

     EBITDA for the Eastern Region was $39 million for the three months ended March 31, 1999, a decrease of $2 million when compared to $41 million for the three months ended March 31, 1998. Occupancy and average room rate remained constant at 94 percent and $74, respectively.

     Bally's Park Place generated EBITDA of $33 million, a decrease of 11 percent from last year's $37 million. The decrease was primarily attributable to lower hold percentage and increased costs associated with competitive market conditions.

      The Atlantic City Hilton reported EBITDA of $6 million, $2 million or 50 percent above the first quarter last year. The improvement was due to higher table game drop and win, which was offset by a decrease in slot hold percentage. The Atlantic City Hilton also recorded a 20 percent increase in rooms revenue.

MID-SOUTH REGION

     EBITDA for the Mid-South region increased $42 million to $52 million for the three months ended March 31, 1999, from $9 million in 1998. The Grand properties contributed $41 million of the increase. The Grand properties results are not included in the 1998 first quarter results because the merger occurred on December 31, 1998. Occupancy percentage and average room rate for the three months ended March 31, 1999, were 94 percent and $60, respectively. Combined EBITDA from Bally's Robinsonville and Bally's New Orleans increased $1 million over the prior year.

INTERNATIONAL

     On a combined basis, first quarter 1999 EBITDA from the Conrad properties in Uruguay and Australia decreased to $15 million from $22 million in 1998. The decrease came primarily from the casino resort in Punta del Este, Uruguay, which was impacted by the devaluation of the Brazilian Real resulting in lower levels of play from Brazilian customers. On a combined basis the International properties reported an average daily rate of $112 and an occupancy percentage of 69 percent, an increase of one percent and 6 percentage points, respectively.

DEPRECIATION AND AMORTIZATION

     Consolidated depreciation and amortization increased $15 million to $71 million for the three months ended March 31, 1999. All of this increase is attributable to the Grand properties.

CORPORATE EXPENSE

     Corporate expense increased $3 million to $8 million for the three months ended March 31, 1999. The increase is attributable to the infrastructure put in place to operate and manage the Company as a public company.

INTEREST INCOME AND INTEREST EXPENSE

     Interest and dividend income decreased $6 million in the first quarter of 1999 to $3 million. The 1998 period includes interest income from the Company's investment in certain mortgage notes that were sold in the second half of 1998. Consolidated net interest expense increased $6 million to $32 million due primarily to an increase in long-term debt associated with the Grand merger offset by an increase in capitalized interest. Capitalized interest for the three months ended March 31, 1999 and 1998 was $13 million and $4 million, respectively.

INCOME TAXES

     The effective income tax rate for the 1999 period remained flat with the three months ended March 31, 1998 at 46.7 percent. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and exceeds the Federal statutory rate due primarily to non-deductible amortization of goodwill.

OTHER

     The gaming industry continues to experience growth primarily in existing markets. The Las Vegas and Atlantic City markets are becoming increasingly competitive due to new developments and expansion projects which challenge the Company's existing market share. These projects could adversely impact the Company's future gaming income.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and cash equivalents of $185 million. Cash provided by operating activities for the three months ended March 31, 1999 was $159 million. In addition, the Company had borrowings available under its senior bank credit facility of $750 million at March 31, 1999. The Company expects to finance its current operations and capital expenditures through cash flow from operations, existing cash balances, commercial paper borrowings, and borrowings under its senior credit facility.

     In the first quarter of 1999, the Company borrowed approximately $600 million on its senior bank credit facility in order to settle the tender offer for the 10.125% Grand First Mortgage Notes and to redeem the Grand 9.0% Senior Unsecured Notes.

     Capital expenditures for the three months ended March 31, 1999 were $223 million and include costs relating to the construction (which began in April
1997) of the $760 million, 2,900-room Paris Casino-Resort ("Paris"). This property, which is located adjacent to the Bally's Las Vegas on the Strip, will feature an 85,000 square foot casino, a 50-story replica of the Eiffel Tower, eight restaurants, five lounges, 130,000 square feet of convention space and a retail shopping complex with a French influence. This project is expected to be completed in the fall of 1999.

     In addition to an estimated $350 million in 1999 expenditures related to new construction, the Company anticipates spending approximately $160 million in 1999 on normal capital replacements and technology upgrades and $60 million on improvement projects that are evaluated on a return on investment basis.

     In April 1999, the Company announced that it had entered into an agreement to purchase Caesars World Inc. ("Caesars") and other gaming assets from Starwood Hotels and Resorts Worldwide Inc. The purchase price is $3 billion in cash. The acquisition is subject to regulatory approvals and expected to be completed in the fourth quarter of 1999. The Company anticipates financing the $3 billion purchase price through additional bank borrowings and the issuance of long-term debt.

     In January 1999, the Company filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

     In March 1999, the Company's Board of Directors approved a common stock repurchase program to acquire up to 8 million shares of the Company's common stock. During the three months ended March 31, 1999, the Company repurchased approximately .4 million shares. Subsequent to March 31, 1999, the Company repurchased approximately 1.3 million shares under this program.

     The Company has established a $1 billion commercial paper program as of December 31, 1998. No amounts were outstanding at March 31, 1999. Interest under the program will be a market rate for varying periods.

STRATEGY

     As exemplified by the acquisition of Bally Entertainment Corporation in 1996, Grand Casinos, Inc. in 1998, the anticipated opening of Paris in the fall of 1999, and the expected purchase of Caesars World and related assets in late 1999, the Company is interested in expanding its business through the acquisition of quality gaming assets and selective new development. It believes it is well-positioned to, and may from time to time, pursue additional strategic acquisitions or alliances which it believes to be financially beneficial to the Company and its long term interests.

OTHER MATTERS

YEAR 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

     The Company has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999.

The Company's various project teams are focusing their attention in the following major areas:

 INFORMATION TECHNOLOGY (IT). Information Technology systems account for much of the Year 2000 work and include all computer systems and technology managed by The Company. These core systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

NON-IT SYSTEMS. An inventory of all property level non-IT systems (including elevators, electronic door locks, gaming devices, etc.) is near completion. The majority of these non-IT systems have been assessed, plans are in place, and work is being undertaken to test and implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

SUPPLIERS. The Company is communicating with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant supplier has informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

     During the remainder of 1999, the Company will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

     Based on the Company's current assessment, the costs of addressing potential problems are expected to be less than $4 million. However, if the Company is unable to resolve its Year 2000 issues, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which the Company expects the cost to be an additional $2 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation, those set forth under the captions "Strategy," "Results of Operations," "Liquidity and Capital Resources" and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "continues" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described from time to time in the Company's reports filed with the SEC, and (i) the effect of economic conditions, (ii) the impact of competition, (iii) customer demand, which could cause actual results to differ materially from historical results or those anticipated, (iv) regulatory, licensing, and other governmental approvals, (v) access to available and reasonable financing, (vi) political uncertainties, including legislative action, referendum, and taxation, (vii) litigation and judicial actions, (viii) third party consents and approvals, and (ix) construction issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

     For a discussion of certain litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Grand Casinos, Inc. ("Grand") and its subsidiaries are parties to various lawsuits and any liability with respect thereto is an obligation of the Company. Pursuant to the Grand distribution agreement and the merger agreement, Grand is to be indemnified by Lakes Gaming, Inc. (the Company that retained the non-Mississippi business of Grand prior to the merger) for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities which could have a material adverse effect on the Company.

GRAND DERIVATIVE ACTION

     Certain of Grand's current and former officers and directors are defendants in a legal action filed on February 6, 1997 in the Minnesota District Court, Hennepin County. The plaintiffs, who are current or former Grand shareholders, allege the defendants breached fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Grand is providing the defense for the defendants pursuant to Grand's indemnification obligations to the defendants. Grand's Board of Directors appointed an independent special litigation committee under Minnesota law to evaluate whether Grand should pursue claims against the officers and directors. The committee recommended to the court that the plaintiffs' claims not be pursued. In May 1998, the Court granted Grand's motion for summary judgment, thereby dismissing the plaintiffs' claims. On March 9, 1999 the Minnesota Court of Appeals affirmed the summary judgment. Plaintiffs have petitioned for appellate consideration by the Minnesota Supreme Court, which petition is being contested by Grand.

BELLE OF ORLEANS

     Bally's Louisiana, Inc. (the "Louisiana Subsidiary"), owns 49.9% of the Belle of Orleans, L.L.C. ("Belle"), a limited liability company which owns and holds the riverboat gaming license to operate Bally's Casino Lakeshore Resort. Metro Riverboat Associates, Inc. ("Metro") owns the remaining 50.1% interest in Belle. The parties entered into certain operating and management agreements defining their relationships and the operation and governance of the riverboat casino. The parties are currently involved in numerous lawsuits regarding their rights and obligations under those agreements, which lawsuits have been described in previous Company filings. Current significant developments are as follows:

     On December 28, 1998, Metro filed an action in the Civil District Court for the Parish of Orleans, State of Louisiana, seeking injunctive relief to prevent the spin-off of Hilton's gaming operations to the Company. Both the Louisiana Fourth Circuit Court of Appeal (on December 31, 1998) and the Louisiana Supreme Court (on January 7 and 27, 1999) denied the issuance of a temporary restraining order against the Louisiana Subsidiary. On March 5, 1999, the trial court additionally denied Metro's petition for a preliminary injunction.

     From January 5, 1999 to date, Metro has filed several petitions in the Nineteenth Judicial District Court for the Parish of East Baton Rouge, State of Louisiana, against the Louisiana Subsidiary and the Louisiana Gaming Control Board ("Gaming Board") seeking to: (a) compel the Gaming Board to conduct a public hearing prior to approval of the Hilton/Park Place Entertainment transaction and prior to renewal of Belle's gaming license, (b) stay or reverse the Gaming Board's December 29, 1998 conditional approval of the Hilton/Park Place Entertainment spin-off, and (c) compel the Louisiana Subsidiary and the Gaming Board to escrow certain Belle operating funds. On January 27, 1999 the court ordered the Gaming Board to conduct a public hearing to determine whether the Hilton/Park Place Entertainment transaction should be approved. Upon application by the Gaming Board, that order was suspended and no stay of enforcement was issued. On March 16, 1999, The Gaming Board ordered that the gross gaming revenues of the Belle be placed into escrow, subject to disbursement upon approval by the Gaming Board or the Louisiana State Police. On March 26, 1999, the Louisiana Subsidiary filed suit against the Gaming Board in the Nineteenth Judicial District Court for the Parish of East Baton Rouge, State of Louisiana, appealing the mandatory escrow order. At a Gaming Board meeting of April 20, 1999, the Gaming Board stayed implementation of its escrow order, and ordered that cash disbursements merely be monitored by the Louisiana State Police, with no prior approvals required for disbursement. The Gaming Board also ordered Metro to provide the Louisiana Subsidiary with a listing of cash disbursements to which it objects and the basis for such objections.

CITY OF NEW ORLEANS

     In two separate actions brought in the Civil District Court for the Parish of Orleans, Belle of Orleans L.L.C. is contesting allegedly unpaid taxes to the City of New Orleans in the total amount of approximately $2.72 million dollars. The dispute arises out of a disagreement over how admission fees are to be collected. In the first action, brought on March 26, 1998, Belle sued the city to recover approximately $1.12 in taxes paid under protest. Judgment was entered by the Court in favor of Belle, and the City has appealed. In the second action, the City filed suit on December 29, 1998 against Belle to recover an additional approximate $1.6 million in allegedly owed subsequent taxes which Belle declines to pay in light of the Court's judgment in the earlier case.

BALLY MERGER LITIGATION

     An action against Bally Entertainment Corporation ("Bally"), its directors, and Hilton, was commenced in September, 1996 in the Delaware Court of Chancery, in connection with the December 1996 merger of Bally and Hilton. The allegations include alleged breach of fiduciary duties to Plaintiff, who purports to bring the action on behalf of a class of all Bally shareholders. Both injunctive relief and damages were sought. Defendants filed a motion to dismiss the complaint in its entirety, which was granted by the Court. On January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery for further proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS
          2.1            Stock Purchase Agreement dated as of April 27, 1999

          27             Financial Data Schedule


(b)     REPORTS ON FORM 8-K

           The Company filed a Form 8-K dated January 8, 1999. The Company reported under "Item 2" the merger with Grand Casinos, Inc. and under "Item 5" the spin-off of the Company from Hilton Hotels Corporation and related matters.

           The Company filed a Form 8-K dated January 20, 1999. The Company reported under "Item 5" the expansion of its Board of Directors and the appointment of a new director.

           The Company filed a form 8-K dated February 4, 1999. The Company reported under "Item 5" its earnings for its fourth fiscal quarter and year ended December 31, 1998.

           The Company filed a Form 8-K/A dated March 12, 1999. The Company reported under "Item 7" the audited financial statements of Grand Casinos, Inc. following its spin-off of Lakes Gaming, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)




Date: May 14, 1999


/s/ SCOTT A. LAPORTA
----------------------------
Scott A. LaPorta
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)