Form 10-Q
period 1999-06-30
PARK PLACE ENTERTAINMENT CORP
filed 1999-08-13
CIK 1070794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF EACH CLASS                  OUTSTANDING AT AUGUST 2, 1999
          -------------------                  -----------------------------
Common Stock, par value $0.01 per share                 302,333,415

                         PARK PLACE ENTERTAINMENT
                                   INDEX

PART I.          FINANCIAL INFORMATION
                                                                                                             PAGE
                                                                                                             ----
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets (unaudited)                                            3
                 June 30, 1999 and December 31, 1998

                 Condensed Consolidated Statements of Income (unaudited)
                 Three and six months ended June 30, 1999 and 1998                                            4

                 Condensed Consolidated Statements of Cash Flows (unaudited)                                  5
                 Six months ended June 30, 1999 and 1998

                 Notes to Condensed Consolidated Financial Statements (unaudited)                             6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations       10


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                           18

Item 6.          Exhibits and Reports on Form 8-K                                                            19

Signatures                                                                                                   20

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1999               1998
                                                                             --------------    ---------------
                                                                              (UNAUDITED)
Assets
     Cash and equivalents                                                         $ 152              $ 247
     Restricted cash                                                                  6                135
     Accounts receivable, net                                                       132                119
     Inventory, prepaids and other                                                  142                133
                                                                             --------------    ---------------
        Total current assets                                                        432                634

     Investments                                                                    181                169
     Property and equipment, net                                                  5,250              4,991
     Goodwill                                                                     1,278              1,295
     Other assets                                                                    82                 85
                                                                             --------------    ---------------
        Total assets                                                            $ 7,223            $ 7,174
                                                                             ==============    ===============

Liabilities and stockholders' equity
     Accounts payable and accrued expenses                                      $   345            $   434
     Current maturities of long-term debt                                             7                  6
     Income taxes payable                                                             4                  -
                                                                             --------------    ---------------
        Total current liabilities                                                   356                440

     Long-term debt, net of current maturities                                    2,486              2,466
     Deferred income taxes, net                                                     644                609
     Other liabilities                                                               51                 51
                                                                             --------------    ---------------
        Total liabilities                                                         3,537              3,566
                                                                             --------------    ---------------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 400.0 million shares authorized,
        302.3 million and 303.1 million shares outstanding at
        June 30, 1999 and December 31, 1998, respectively                             3                  3
     Additional paid-in capital                                                   3,618              3,613
     Other                                                                           (8)                (8)
     Retained earnings                                                               85                  -
     Common stock in treasury at cost, 1.7 million shares                           (12)                 -
                                                                             --------------    ---------------
        Total stockholders' equity                                                3,686              3,608
                                                                             --------------    ---------------
        Total liabilities and stockholders' equity                              $ 7,223            $ 7,174
                                                                             ==============    ===============

            See notes to condensed consolidated financial statements

                PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share amounts)
                                    (unaudited)

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                             -------------------------        -------------------------
                                                                1999            1998             1999            1998
                                                             ---------       ---------        ----------      ---------
Revenues
     Casino                                                  $    530        $    394         $   1,070       $    777
     Rooms                                                         91              80               181            156
     Food and beverage                                             65              57               132            115
     Other revenue                                                 53              43               104            101
                                                             ---------       ---------        ----------      ---------
                                                                  739             574             1,487          1,149
                                                             ---------       ---------        ----------      ---------
Expenses
     Casino                                                       281             207               558            413
     Rooms                                                         34              30                65             54
     Food and beverage                                             60              46               122            103
     Other expenses                                               176             136               353            271
     Depreciation and amortization                                 71              56               142            112
     Pre-opening expense                                            7               -                10              -
     Corporate expense                                              9               4                17              9
                                                             ---------       ---------        ----------      ---------
                                                                  638             479             1,267            962
                                                             ---------       ---------        ----------      ---------
Operating income                                                  101              95               220            187

Interest and dividend income                                        3               5                 6             14
Interest expense                                                  (29)            (20)              (58)           (43)
Interest expense, net from unconsolidated affiliates               (3)             (3)               (6)            (6)
                                                             ---------       ---------        ----------      ---------

Income before income taxes, minority interest and
cumulative effect of accounting change                             72              77               162            152
     Provision for income taxes                                    31              35                73             70
     Minority interest, net                                         1               1                 2              2
                                                             ---------       ---------        ----------      ---------

Income before cumulative effect of accounting change               40              41                87             80
     Cumulative effect of accounting change, net of tax             -               -                (2)             -
                                                             ---------       ---------        ----------      ---------

Net income                                                   $      40       $      41        $      85       $     80
                                                             =========       =========        ==========      =========

Basic earnings per share
     Income before cumulative effect of accounting change    $    0.13                        $     0.29
     Cumulative effect of accounting change                  $      -                         $    (0.01)
     Net income per share                                    $    0.13                        $     0.28
Diluted earnings per share
     Income before cumulative effect of accounting change    $    0.13                        $     0.28
     Cumulative effect of accounting change                  $    -                           $    (0.01)
     Net income per share                                    $    0.13                        $     0.28

Basic earnings per share - pro forma                                         $    0.16                        $   0.31
Diluted earnings per share - pro forma                                       $    0.16                        $   0.30

            See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)
                                  (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  -------------------------
                                                                                    1999            1998
                                                                                  --------        ---------
Operating activities
     Net income                                                                   $    85         $     80
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                 142              112
        Change in working capital components                                          (34)             (27)
        Change in deferred income taxes                                                29               (9)
        Other                                                                          17              (12)
                                                                                  --------        ---------
            Net cash provided by operating activities                                 239              144
                                                                                  --------        ---------

Investing activities
     Capital expenditures                                                            (385)            (311)
     Change in investments                                                            (14)              (2)
     Acquisitions, net of cash acquired                                                 -              (58)
     Other                                                                             (4)              10
                                                                                  --------        ---------
            Net cash used in investing activities                                    (403)            (361)
                                                                                  --------        ---------

Financing activities
     Net borrowings on Senior Credit Facilities                                       620                -
     Net borrowings on commercial paper program                                        24                -
     Payments on debt                                                                (623)              (6)
     Payments (to) from Hilton                                                        (73)             147
     Purchases of treasury stock                                                      (12)               -
     Other                                                                              4                -
                                                                                  --------        ---------
              Net cash (used in) provided by financing activities                     (60)             141
                                                                                  --------        ---------

Decrease in cash and equivalents                                                     (224)             (76)
Cash and equivalents at beginning of year                                             382              224
                                                                                  --------        ---------

Cash and equivalents at end of period                                             $   158         $    148
                                                                                  ========        =========

Supplemental cash flow disclosure
  Cash paid for:
     Interest (net of amounts capitalized)                                        $    52         $     30
                                                                                  ========        =========
     Income taxes                                                                 $    36         $      -
                                                                                  ========        =========

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

     The Company is primarily engaged in the ownership, operation and development of gaming facilities. The operations of the Company currently are conducted under the Hilton, Flamingo, Bally, Conrad and Grand brands. The Company operates twelve U.S. casino hotels including three in Las Vegas, two in Reno and one in Laughlin, Nevada; two in Atlantic City, New Jersey; and two in Tunica County, one in Biloxi and one in Gulfport, Mississippi. In addition, the Company has a 49.9% owned and managed riverboat casino in New Orleans; two partially owned and managed casino hotels in Australia; and a partially owned and managed casino hotel in Punta del Este, Uruguay. The Company is also in the process of completing the 2,900-room Paris Casino Resort ("Paris") on the Las Vegas Strip, which is expected to open on September 1, 1999.

NOTE 2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and investments accounted for under the equity method of accounting. Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the six month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying condensed consolidated financial statements include revenues, expenses and cash flows of Hilton's gaming business on a stand-alone basis, including an allocation of corporate expenses, for the three and six months ended June 30, 1998. The balance sheet as of December 31, 1998 reflects the distribution by Hilton and the merger with Grand.

     The condensed consolidated financial statements for the prior periods reflect certain reclassifications to conform to classifications adopted in 1999. These classifications have no effect on previously reported net income.

NOTE 3. PRE-OPENING EXPENSE

     The Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" in the first quarter of 1999. The provisions of SOP 98-5 require that all costs associated with start-up activities (including pre-opening costs) be expensed as incurred. The adoption of SOP 98-5 resulted in a write off of the unamortized balance of pre-opening costs in the first quarter of 1999 of $2 million, net of tax. The impact is shown as a cumulative effect of accounting change in the condensed consolidated statements of income. In addition, the Company expensed $10 million of pre-opening costs during the six months ended June 30, 1999. Pre-opening costs for the periods presented related primarily to Paris.

NOTE 4.  STOCK REPURCHASE

     In March 1999, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 8 million shares of the Company's currently outstanding common stock. During the six months ended June 30, 1999, the Company repurchased approximately 1.7 million shares of its common stock.

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

     The following unaudited pro forma information for the three and six months ended June 30, 1998 has been prepared assuming that the Grand merger had taken place at January 1, 1998. This pro forma information does not purport to be indicative of future results or what would have occurred had the Grand merger occurred as of January 1, 1998.

                                                              Three months ended           Six months ended
                                                                JUNE 30, 1998               JUNE 30, 1998
                                                             --------------------        --------------------
                                                             (in millions, except        (in millions, except
                                                              per share amounts)          per share amounts)

Revenue ....................................................  $      718                  $      1,436
Operating income ...........................................         113                           221
Net income .................................................          46                            89
Basic and diluted earnings per share .......................        0.15                          0.29

NOTE 6.  EARNINGS PER SHARE

     Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 1999 was 302 million and 303 million, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 6 million and 3 million for the three and six months ended June 30, 1999, respectively.

     For the three and six months ended June 30, 1998, pro forma earnings per share is calculated using weighted average number of common shares outstanding of 260 million and 261 million, respectively. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 3 million for the three and six months ended June 30, 1998.

NOTE 7.  LONG-TERM DEBT

Long term debt is as follows (in millions):


                                                                                    June 30,       December 31,
                                                                                      1999             1998
                                                                                  -----------      ------------
                                                                                  (Unaudited)
Senior and senior subordinated notes, with an average rate of  7.5%,
   Due 2002 to 2005, net of unamortized discount of $2 million .................  $   1,023        $   1,023
10.125% First Mortgage Notes due 2003 ..........................................          6              490
9% Senior Unsecured Notes due 2004 .............................................          -              135
Senior Credit Facilities .......................................................      1,430              810
Commercial paper program .......................................................         24               -
Capital leases and other .......................................................         10               14
                                                                                  -----------      ------------
                                                                                      2,493            2,472
   Less current maturities .....................................................         (7)              (6)
                                                                                  ===========      ============
Net long-term debt                                                                $   2,486        $   2,466
                                                                                  ===========      ============

     In November 1995, Grand sold $450 million aggregate principal amount of 10.125% First Mortgage Notes due 2003 ("First Mortgage Notes"). In connection with the Grand merger, the Company made a tender offer for the First Mortgage Notes and purchased approximately $444.5 million of the outstanding First Mortgage Notes, which were subsequently cancelled. In January 1999, the Company completed a covenant defeasance for approximately $6 million of remaining outstanding First Mortgage Notes by placing into trust all future payments of principal, interest and premium on the First Mortgage Notes to the first optional redemption date on December 1, 1999.

    In October 1997, Grand sold $115 million aggregate principal amount of 9.0% Senior Unsecured Notes due 2004 ("Senior Notes"). On December 31, 1998, Grand completed a covenant defeasance for the Senior Notes by placing into trust approximately $135 million representing all future payments of principal, interest and early redemption premium. The Senior Notes were redeemed on February 1, 1999.

     In December 1998, the Company entered into senior credit facilities with a syndicate of financial institutions. The senior credit facilities consist of (i) a 364-day senior unsecured revolving credit facility of up to $650 million ("364-day Revolver"); and (ii) a five-year senior unsecured revolving credit facility of up to $1.5 billion ("Five-year Revolver") (collectively the "Senior Credit Facilities"). At June 30, 1999, $1.4 billion of the aggregate commitment was outstanding, leaving approximately $720 million of the Senior Credit Facilities available to the Company at such date.

  The Company has established a $1 billion commercial paper program as of December 31, 1998. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its Senior Credit Facilities. The Company has borrowed under the program for varying periods during 1999. At June 30, 1999, the Company had outstanding borrowings of $24 million under the commercial paper program at an average interest rate of 5.5 percent.

NOTE 8.  CAESARS WORLD INC. ACQUISITION

     On April 27, 1999, the Company entered into a definitive agreement with Starwood Hotels & Resorts Worldwide, Inc. and several of its subsidiaries to acquire all of the outstanding stock of Caesars World, Inc. ("Caesars"), a wholly owned subsidiary of Starwood, and all of their interests in several other gaming entities for $3.0 billion in cash. The acquisition will be accounted for as a purchase and accordingly, the purchase price will be allocated to the assets and liabilities based on their estimated fair market values at the date of acquisition. The acquisition is subject to regulatory approvals and is expected to be completed in the fourth quarter of 1999.

NOTE 9.  SUBSEQUENT EVENTS

     In July 1999, the Company received commitments from a syndicate of financial institutions to enter into a new $2.0 billion revolving credit facility which will replace the existing $650 million 364-day Revolver. Borrowings under the proposed $2.0 billion facility would be limited to $650 million until the closing of the Caesars acquisition. The commitments are subject to the negotiation of final documentation.

     In addition to the proposed $2.0 billion 364-day facility, the Company received commitments from a syndicate of financial institutions to enter into a $1.0 billion 364-day facility which would only be drawn to provide funding for the Caesars acquisition. The commitments are subject to the negotiation of final documentation.

     On August 2, 1999, the Company issued $300 million of Senior Notes due 2003 (the "Notes") in a private placement offering to institutional investors. The Notes were issued with a coupon rate of 7.95%. The Notes are unsecured and will rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering were used to reduce the Company's borrowings under the existing Senior Credit Facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results of operations include Park Place Entertainment Corporation's (the "Company") wholly owned subsidiaries and investments accounted for under the equity method of accounting. The operations of the Company currently are conducted under the Hilton, Flamingo, Bally, Conrad and Grand brands. The Company operates twelve U.S. casino hotels including three in Las Vegas, two in Reno and one in Laughlin, Nevada; two in Atlantic City, New Jersey; and two in Tunica County, one in Biloxi and one in Gulfport, Mississippi. In addition, the Company has a 49.9% owned and managed riverboat casino in New Orleans; two partially owned and managed casino hotels in Australia; and a partially owned and managed casino hotel in Punta del Este, Uruguay. The Company is also in the process of completing the 2,900-room Paris Casino Resort on the Las Vegas Strip, which is expected to open on September 1, 1999. On December 31, 1998, the Company completed its acquisition of the Mississippi gaming operations of Grand. As a result of the Grand merger, the Company now owns Grand Casino Tunica, Grand Casino Gulfport and Grand Casino Biloxi (collectively the "Grand Properties"). The results of operations for the Grand Properties are not included in the Company's condensed consolidated statements of income for the three and six months ended June 30, 1998, as the merger was completed on December 31, 1998.

     The following discussion presents an analysis of the results of operations of the Company for the three and six months ended June 30, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. The Company's depreciation, amortization and pre-opening costs for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 totaled $78 million, $56 million, $152 million and $112 million, respectively. The Company had no non-cash items for the periods presented.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     A summary of the Company's consolidated revenue and earnings for the three and six months ended June 30, 1999 and 1998 is as follows (in millions):


                                               Three months ended              Six months ended
                                                    June 30,                       June 30,
                                              --------------------        -------------------------
                                                1999        1998             1999           1998
                                              --------    --------        ----------     ----------
Revenue                                       $    739    $    574        $    1,487     $    1,149
Operating income                                   101          95               220            187
Net income                                          40          41                85             80
Basic earnings per share                          0.13        0.16              0.28           0.31
Diluted earnings per share                        0.13        0.16              0.28           0.30

Other operating data:
EBITDA                                        $    179    $    151        $      372     $      299

     The Company recorded net income of $40 million or diluted earnings per share of $0.13 for the three months ended June 30, 1999, compared with net income of $41 million or pro forma diluted earnings per share of $0.16 for the three months ended June 30, 1998. Impacting results in the current year was the Grand merger, which was effective December 31, 1998, and the adoption of Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that start-up costs or pre-opening costs be expensed as incurred. The Company expensed $7 million of pre-opening costs incurred during the three months ended June 30, 1999, related primarily to the development of Paris. For the six months ended June 30, 1999, the Company recorded net income of $85 million or diluted earnings per share of $0.28 compared with net income of $80 million or pro forma diluted earnings per share of $0.30 in the prior year. The Grand merger and SOP 98-5 also impacted the year to date results. As required by SOP 98-5, the Company recorded a cumulative effect of accounting change net of tax of $2 million for pre-opening costs incurred and capitalized prior to January 1, 1999, and expensed $10 million of pre-opening costs incurred during the six months ended June 30, 1999.

     Consolidated revenues increased 29 percent to $739 million for the three months ended June 30, 1999, from $574 million in 1998. For the six months ended June 30, 1999, consolidated revenues were $1.5 billion, an increase of 29 percent when compared to the six months ended June 30, 1998. This increase in revenues for the three and six months ended June 30, 1999, was primarily a result of the Grand merger. EBITDA increased 19 percent to $179 million for the three months ended June 30, 1999, from $151 million in 1998. The Grand Properties contributed $42 million of the increase in EBITDA. The Eastern Region contributed $8 million to the increase, which was offset by a decrease in the Western Region of $18 million. For the six months ended June 30, 1999, EBITDA was $372 million an increase of 24 percent when compared to EBITDA of $299 million in the prior year. The Grand Properties contributed $83 million of the increase. The Eastern Region contributed $6 million to the increase, which was offset by decreases in the Western Region of $3 million and the International properties of $8 million. See below for an analysis by region.

WESTERN REGION

     EBITDA for the Western Region was $72 million for the three months ended June 30, 1999, a decrease of 20 percent compared to $90 million for the three months ended June 30, 1998. The decrease in EBITDA was primarily attributable to results at the Las Vegas Hilton. Occupancy for the Western Region was 88 percent for the three months ended June 30, 1999, compared to 91 percent in the prior year period. The average room rate was $77 compared to $76 in the prior year period. For the six months ended June 30, 1999, the Western Region EBITDA decreased $3 million to $167 million when compared to the six months ended June 30, 1998. Occupancy percentage remained flat at 88 percent, and average room rate was $79 for the six months ended June 30, 1999 compared to $78 in the prior year.

     EBITDA at the Las Vegas Hilton decreased 68 percent to $7 million for the three months ended June 30, 1999. The decrease in the results at the Las Vegas Hilton was attributable to added supply in the Las Vegas market, concentration of play in the first quarter of 1999, general softness in the baccarat market and unusually high drop and hold in the comparable quarter of 1998. For the six months ended June 30, 1999, EBITDA decreased $5 million to $34 million.

     Results at the Las Vegas Hilton are more volatile than the Company's other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility of the results at this property. However, the Company believes that its implementation of new casino marketing and entertainment strategies has broadened the Las Vegas Hilton's domestic customer base and increased non-premium play volume.

     EBITDA at the Flamingo Hilton Las Vegas decreased $1 million to $29 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, the Flamingo Hilton Las Vegas generated $61 million of EBITDA compared to $55 million in 1998. Casino revenue was the primary contributor to the increase. The increase in casino revenue was mainly attributable to an eight percent increase in slot win and a three percent increase in table game win.

     Bally's Las Vegas generated EBITDA of $21 million in the second quarter of 1999, a decrease of $1 million from the second quarter in the prior year. A reduction in table game drop and hold percentage contributed to the decrease. For the six months ended June 30, 1999, EBITDA was $45 million, a decrease of $2 million from the prior year. A decrease in table game drop was the main contributor.

     Combined EBITDA from the Reno Hilton, the Flamingo Hilton Reno and the Flamingo Hilton Laughlin was $15 million for the three months ended June 30, 1999, a decrease of $1 million from the comparable 1998 quarter. For the six months ended June 30, 1999, the Reno Hilton, the Flamingo Hilton Reno and the Flamingo Hilton Laughlin recorded EBITDA of $27 million, a seven percent decrease when compared to the prior year.

     In Las Vegas the Company continues to expand its gaming operations with the development of the 2900-room Paris Casino Resort ("Paris") on the Las Vegas Strip. This property, which is located adjacent to Bally's Las Vegas on the Strip, will feature an 85,000 square foot casino, a 50-story replica of the Eiffel Tower, eight restaurants, five lounges, 130,000 square feet of convention space and a retail shopping complex with a French influence. The Company expects to open Paris Las Vegas on September 1, 1999.

     The completion of a number of room expansion projects coupled with the opening of new casino hotels has increased competition in all segments of the Las Vegas market. Three new mega-resorts have opened since October 1998. Our competitors have announced other projects in Las Vegas which, if completed, will add significant casino space and hotel rooms to this market. The new capacity additions to the Las Vegas market could adversely impact the Company's future operating results.

EASTERN REGION

     EBITDA for the Eastern Region was $57 million for the three months ended June 30, 1999, an increase of 16 percent when compared to $49 million for the three months ended June 30, 1998. Marketing programs that primarily boosted table game play drove the increase. In addition, slot handle increased 12 percent, the average room rate increased to $87 from $84 and the occupancy percentage increased six percentage points to 99 percent for the three months ended June 30, 1999. For the six months ended June 30, 1999, the Eastern Region recorded EBITDA of $96 million, an increase of $6 million over the prior year.

     Bally's Park Place generated EBITDA of $43 million for the three months ended June 30, 1999, an increase of five percent from last year's quarter of $41 million. The increase was a result of increases in slot handle and table game drop, offset by a decrease in hold percentages. For the six months ended June 30, 1999, EBITDA decreased $2 million. The decrease was primarily attributable to lower hold percentage and increased costs in the first quarter of 1999, associated with competitive market conditions.

      For the three months ended June 30, 1999, the Atlantic City Hilton reported EBITDA of $14 million, $6 million or 75 percent above the second quarter last year. The improvement was due to a 29 percent increase in table game win and an increase in rooms revenue attributable to an increase in occupancy percentage. For the six months ended June 30, 1999, EBITDA at the Atlantic City Hilton was $20 million, an increase of $8 million over the prior year. The increase was a result of the marketing programs, which are having a positive impact on occupancy and play at the property.

     Several competitors have announced projects in the Atlantic City market, including new properties and renovation projects. Such new development could adversely impact the Company's market share and future operating results in the Atlantic City market.

MID-SOUTH REGION

     EBITDA for the Mid-South Region increased $43 million to $52 million for the three months ended June 30, 1999, up from $9 million in 1998. The Grand Properties contributed $42 million of the increase. The Grand Properties results are not included in the 1998 results because the merger occurred on December 31, 1998. In the Mid-South Region, occupancy percentage and average room rate for the three months ended June 30, 1999, were 94 percent and $57, respectively. Combined EBITDA from Bally's Tunica and Bally's New Orleans increased $1 million over the prior year. For the six months ended June 30, 1999, EBITDA in the Mid-South Region increased $86 million. The Grand Properties contributed $83 million of the increase.

     In Mississippi the Company continues to expand its properties with the March 1999 opening of the Terrace Hotel at Grand Casino Tunica and the June 1999 opening of the Oasis Resort and Spa at Grand Casino Gulfport.

     Supply on the Gulf Coast has recently increased with the opening of a new resort by a competitor. Currently the new supply into the market continues to drive interest and visitation to the Company's two Gulf Coast properties. This increase in supply could ultimately have an adverse impact on the operating results of the Company's Gulf Coast properties.

INTERNATIONAL

     On a combined basis, second quarter 1999 EBITDA from the Conrad properties in Uruguay and Australia decreased $1 million to $7 million. For the six months ended June 30, 1999, the International Region recorded EBITDA of $22 million, a decrease of 27 percent over the prior year. The decrease came primarily in the first quarter of 1999 from the casino resort in Punta del Este, Uruguay, which was impacted by the devaluation of the Brazilian Real, resulting in lower levels of play from Brazilian customers. On a combined basis the International properties reported an average daily rate of $101, flat with the prior year, and an occupancy percentage of 64 percent, an increase of two percentage points over the prior year.

DEPRECIATION AND AMORTIZATION

     Consolidated depreciation and amortization increased $15 million to $71 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, depreciation and amortization increased $30 million to $142 million. The increase in depreciation and amortization for the three and six months ended June 30, 1999 was primarily attributable to the addition of the Grand Properties.

CORPORATE EXPENSE

     Corporate expense increased $5 million to $9 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, corporate expense increased $8 million to $17 million. The increases are attributable to the infrastructure put in place to operate and manage the Company as a separate publicly traded entity.

INTEREST INCOME AND INTEREST EXPENSE

     Interest and dividend income decreased $2 million in the second quarter of 1999 to $3 million. The 1998 period includes interest income from the Company's investment in certain mortgage notes that were sold in the second half of 1998. Consolidated interest expense increased $9 million to $32 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, consolidated interest expense increased $15 million to $64 million. The increase in interest expense for the quarter and six months ended June 30, 1999, was due primarily to an increase in long-term debt associated with the Grand merger, offset by an increase in capitalized interest primarily due to the construction of Paris. Capitalized interest for the three months ended June 30, 1999 and 1998 was $14 million and $5 million, respectively. For the six months ended June 30, 1999 and 1998 capitalized interest was $27 million and $9 million, respectively. Capitalized interest is expected to decline significantly with the opening of Paris.

INCOME TAXES

     The effective income tax rate for the three and six months ended June 30, 1999 was 43 percent and 45 percent, respectively. For the three and six months ended June 30, 1998, the effective income tax rate was 45 percent and 46 percent, respectively. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and exceeds the Federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of June 30, 1999, the Company had cash and cash equivalents of $152 million. Cash provided by operating activities for the six months ended June 30, 1999 was $239 million. In addition, the Company had borrowings available under its Senior Credit Facilities of $720 million at June 30, 1999. The Company expects to finance its current operations and capital expenditures through cash flow from operations, existing cash balances, commercial paper borrowings, and borrowings under its Senior Credit Facilities.

INVESTING ACTIVITIES

     For the six months ended June 30, 1999, net cash used in investing activities was $403 million, primarily related to capital expenditures. Capital expenditures for the six months ended June 30, 1999 were $385 million and include normal maintenance capital expenditures as well as major construction projects. Major construction projects primarily consist of Paris (which began in April 1997), the Terrace Hotel at Grand Casino Tunica and the Oasis Resort and Spa at Grand Casino Gulfport.

      In addition to an estimated $375 million in 1999 expenditures related to new construction, the Company anticipates spending approximately $160 million in 1999 on normal capital replacements and technology upgrades and $60 million on improvement projects that are evaluated on a return on investment basis.

FINANCING ACTIVITIES

     In December 1998, the Company entered into senior credit facilities with a syndicate of financial institutions. The senior credit facilities consist of (i) a 364-day senior unsecured revolving credit facility of up to $650 million ("364-day Revolver"); and (ii) a five-year senior unsecured revolving credit facility of up to $1.5 billion ("Five-year Revolver") (collectively the "Senior Credit Facilities"). At June 30, 1999, $1.4 billion of the aggregate commitment was outstanding, leaving approximately $720 million of the Senior Credit Facilities available to the Company at such date.

      In the first quarter of 1999, the Company borrowed approximately $600 million on its Senior Credit Facilities in order to settle the tender offer for the 10.125% Grand First Mortgage Notes and to redeem the 9.0% Grand Senior Unsecured Notes.

     On April 27, 1999, the Company entered into a definitive agreement with Starwood Hotels & Resorts Worldwide, Inc. and several of its subsidiaries to acquire all of the outstanding stock of Caesars World, Inc. ("Caesars"), a wholly owned subsidiary of Starwood, and all of their interests in several other gaming entities for $3.0 billion in cash. The acquisition is subject to regulatory approvals and expected to be completed in the fourth quarter of 1999.

     In connection with the financing of the Caesars transaction, the Company received commitments in July 1999 from a syndicate of financial institutions to enter into a new $2.0 billion revolving credit facility which will replace the existing $650 million 364-day Revolver. Borrowings under the proposed $2.0 billion facility would be limited to $650 million until the closing of the Caesars acquisition. The commitments are subject to the negotiation of final documentation.

     In addition to the proposed $2.0 billion 364-day facility, the Company received commitments from a syndicate of financial institutions to enter into a $1.0 billion 364-day facility which would only be drawn to provide funding for the Caesars acquisition. The commitments are subject to the negotiation of final documentation.

     On August 2, 1999, the Company issued $300 million of Senior Notes due 2003 (the "Notes") in a private placement offering to institutional investors. The Notes were issued with a coupon rate of 7.95%. The Notes are unsecured and will rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering were used to reduce the Company's borrowings under the existing Senior Credit Facilities.

     In January 1999, the Company filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

     In March 1999, the Company's Board of Directors approved a common stock repurchase program to acquire up to 8 million shares of the Company's common stock. During the six months ended June 30, 1999, the Company repurchased approximately 1.7 million shares of its common stock.

     The Company has established a $1 billion commercial paper program as of December 31, 1998. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its Senior Credit Facilities. The Company has borrowed under the program for varying periods during 1999. At June 30, 1999, the Company had outstanding borrowings of $24 million under the commercial paper program at an average interest rate of 5.5 percent.

STRATEGY

     As exemplified by the acquisition of Bally Entertainment Corporation in 1996, Grand Casinos, Inc. in 1998, the expected opening of Paris on September 1, 1999, and the expected purchase of Caesars World, Inc. and related assets in late 1999, the Company is interested in expanding its business through the acquisition of quality gaming assets and selective new development. It believes it is well-positioned to, and may from time to time, pursue additional strategic acquisitions, dispositions or alliances which it believes to be financially beneficial to the Company and its long term interests.

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

     The Company has a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999. Significant efforts have already been undertaken and have resulted in near completion of systems testing, as well as substantial completion of remedial work.

The Company's various project teams are focusing their attention in the following major areas:

INFORMATION TECHNOLOGY (IT). Information Technology systems account for much of the Year 2000 work and include all computer systems and technology managed by the Company. These core systems have been assessed, testing is substantially completed and changes are being implemented as required. No significant remediation has been identified. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

NON-IT SYSTEMS. An inventory of all property level non-IT systems (including elevators, electronic door locks, gaming devices, etc.) has been completed. The majority of these non-IT systems have been assessed, testing is substantially completed and changes are being implemented as required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance and their deliverables have been factored into the Company's plans.

SUPPLIERS. The Company has communicated with its significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant supplier has informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

     During the last two quarters of 1999, the Company will continually review its progress against its Year 2000 plans and determine whether any additional contingency plans are necessary to reduce its exposure to Year 2000 related issues. Based on the Company's current assessment, the cost of addressing potential problems is expected to be less than $4 million. However, if the Company is unable to resolve a Year 2000 issue, contingency plans to update existing systems (i.e., reservation, payroll, etc.) are in place for which the Company expects the cost to be an additional $2 million. If the Company's customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company has been devoting the necessary resources to resolve all significant Year 2000 issues in a timely manner and will continue to do so.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation, those set forth under the captions "Results of Operations," "Liquidity and Capital Resources," "Strategy" and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described from time to time in the Company's reports filed with the SEC, and (i) the effect of economic conditions, (ii) the impact of competition, (iii) customer demand, which could cause actual results to differ materially from historical results or those anticipated, (iv) regulatory, licensing, and other governmental approvals, (v) access to available and reasonable financing, (vi) political uncertainties, including legislative action, referendum, and taxation, (vii) litigation and judicial actions, (viii) third party consents and approvals, and (ix) construction issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that any of its expectations will be attained in light of these risks and uncertainties.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

     For a discussion of certain litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

BELLE OF ORLEANS

     The Company's wholly owned subsidiary, Bally's Louisiana, Inc., owns 49.9% of the Belle of Orleans, LLC ("Belle"), a limited liability company which owns and holds the riverboat gaming license to operate Bally's Casino Lakeshore Resort. Metro Riverboat Associates, Inc. ("Metro") owns the remaining 50.1% interest in Belle. The parties entered into certain operating and management agreements defining their relationships and the operation and governance of the riverboat casino. The parties are currently involved in numerous lawsuits and proceedings regarding their rights and obligations under those agreements, which lawsuits and proceedings have been described in greater detail in previous Company filings.

     On March 16, 1999, the Louisiana Gaming Control Board ordered that the gross gaming revenues of the Belle be placed into escrow, subject to disbursement upon approvals by the Louisiana Gaming Control Board or the Louisiana State Police. Upon reconsideration, at its meeting of June 15, 1999, the Board revised its order to require that only the net profits and the 12.25% management fee paid to Bally's Louisiana, and not the gross revenues, be placed into escrow. Bally's Louisiana has challenged in court that order of the Louisiana Gaming Control Board and a temporary restraining order has been issued by the Nineteenth Judicial District Court for the Parish of East Baton Rouge, State of Louisiana, staying enforcement of the Board's escrow order. A hearing on a preliminary injunction is pending.

     On June 14, 1999 the Louisiana Gaming Control Board issued a Notice of Violation and has set for hearing the issue of whether the assignments from Bally's entities, which ultimately resulted in Bally's Louisiana obtaining the management agreement for the casino, were accomplished in violation of gaming statutes or regulations. Management of the Company does not believe that any violation occurred and that if any is ultimately found to have occurred, it is technical in nature and will not result in material adverse impact to Bally's Louisiana, Inc., to the Belle, or to the Company.

GRAND DERIVATIVE ACTION

     Certain of Grand's current and former officers and directors are defendants in a legal action filed on February 6, 1997 in the Minnesota District Court, Hennepin County. The plaintiffs, who are former Grand shareholders, allege the defendants breached fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Grand is providing the defense for the defendants pursuant to Grand's indemnification obligations to the defendants. Grand's Board of Directors appointed an independent special litigation committee under Minnesota law to evaluate whether Grand should pursue claims against the officers and directors. The committee recommended to the Court that the plaintiffs' claims not be pursued.

     In May 1998, the Court granted Grand's motion for summary judgment, thereby dismissing the plaintiffs' claims. On March 9, 1999 the Minnesota Court of Appeals affirmed the summary judgment. Plaintiffs petitioned for appellate consideration. On May 18, 1999 the Minnesota Supreme Court denied Plaintiffs' petition for appellate consideration, effectively upholding the summary judgment in Grand's favor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
         27           Financial Data Schedule


(B)    REPORTS ON FORM 8-K

On May 10, 1999, the Company filed a Form 8-K dated April 27, 1999. The Company reported under "Item 5" that it had entered into an agreement to acquire Caesars World, Inc. and other gaming assets from Starwood Hotels and Resorts Worldwide, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)



Date: August 12, 1999



/s/ SCOTT A. LAPORTA
Scott A. LaPorta
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)