Form 10-Q
period 1999-09-30
PARK PLACE ENTERTAINMENT CORP
filed 1999-11-15
CIK 1070794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             TITLE OF EACH CLASS                                  OUTSTANDING AT NOVEMBER 1, 1999
             -------------------                                  -------------------------------
  Common Stock, par value $0.01 per share                                  304,879,246


                                     PARK PLACE ENTERTAINMENT
                                               INDEX


PART I.          FINANCIAL INFORMATION
                                                                                                                     Page
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets (unaudited)                                                      3
                 September 30, 1999 and December 31, 1998

                 Condensed Consolidated Statements of Income (unaudited)
                 Three and nine months ended September 30, 1999 and 1998                                                4

                 Condensed Consolidated Statements of Cash Flows (unaudited)                                            5
                 Nine months ended September 30, 1999 and 1998

                 Notes to Condensed Consolidated Financial Statements (unaudited)                                       6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                 10



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                     18

Item 6.          Exhibits and Reports on Form 8-K                                                                      20

Signatures                                                                                                             21


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

            PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)


                                                                              September 30,      December 31,
                                                                                   1999               1998
                                                                             ---------------    ---------------
                                                                               (unaudited)
Assets
     Cash and equivalents                                                           $ 215             $ 247
     Restricted cash                                                                    6               135
     Accounts receivable, net                                                         151               119
     Inventory, prepaids and other                                                    160               133
                                                                               -----------         ---------
        Total current assets                                                          532               634

     Investments                                                                      137               169
     Property and equipment, net                                                    5,325             4,991
     Goodwill                                                                       1,269             1,295
     Other assets                                                                      97                85
                                                                               -----------         ---------
        Total assets                                                              $ 7,360           $ 7,174
                                                                               -----------         ---------
                                                                               -----------         ---------

Liabilities and stockholders' equity
     Accounts payable and accrued expenses                                          $ 408             $ 434
     Current maturities of long-term debt                                               5                 6
     Income taxes payable                                                              10                 -
                                                                               -----------         ---------
        Total current liabilities                                                     423               440

     Long-term debt, net of current maturities                                      2,521             2,466
     Deferred income taxes, net                                                       639               609
     Other liabilities                                                                 54                51
                                                                               -----------         ---------
        Total liabilities                                                           3,637             3,566
                                                                               -----------         ---------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 400.0 million shares authorized, 302.6 million and 303.1 million shares outstanding at
        September 30, 1999 and December 31, 1998, respectively                          3                 3
     Additional paid-in capital                                                     3,621             3,613
     Other                                                                             (8)               (8)
     Retained earnings                                                                119                 -
     Common stock in treasury at cost, 1.7 million shares                             (12)                -
                                                                               -----------         ---------
        Total stockholders' equity                                                  3,723             3,608
                                                                               -----------         ---------
        Total liabilities and stockholders' equity                                $ 7,360           $ 7,174
                                                                               -----------         ---------
                                                                               -----------         ---------


      See notes to condensed consolidated financial statements

                PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------------------        -------------------------
                                                               1999              1998           1999              1998
                                                             ---------       ---------        ----------      ---------
Revenues
     Casino                                                     $ 613           $ 421           $ 1,683        $ 1,198
     Rooms                                                         98              72               279            228
     Food and beverage                                             71              54               203            169
     Other revenue                                                 57              44               161            145
                                                             ---------       ---------        ----------      ---------
                                                                  839             591             2,326          1,740
                                                             ---------       ---------        ----------      ---------
Expenses
     Casino                                                       316             220               874            633
     Rooms                                                         37              28               102             82
     Food and beverage                                             68              52               190            155
     Other expenses                                               196             139               549            410
     Depreciation and amortization                                 76              54               218            166
     Pre-opening expense                                           37               -                47              -
     Corporate expense                                              9               6                26             15
                                                             ---------       ---------        ----------      ---------
                                                                  739             499             2,006          1,461
                                                             ---------       ---------        ----------      ---------
Operating income                                                  100              92               320            279

Interest and dividend income                                        3               3                 9             17
Interest expense                                                  (37)            (23)              (95)           (66)
Interest expense, net from unconsolidated affiliates               (3)             (3)               (9)            (9)
                                                             ---------       ---------        ----------      ---------

Income before income taxes, minority interest and
cumulative effect of accounting change                             63              69               225            221
     Provision for income taxes                                    28              31               101            101
     Minority interest, net                                         1               -                 3              2
                                                             ---------       ---------        ----------      ---------

Income before cumulative effect of accounting change               34              38               121            118
     Cumulative effect of accounting change, net of tax             -               -                (2)             -
                                                             ---------       ---------        ----------      ---------

Net income                                                    $    34         $    38          $    119        $    118
                                                             ---------       ---------        ----------      ---------
                                                             ---------       ---------        ----------      ---------

Basic earnings per share
     Income before cumulative effect of accounting change      $ 0.11                            $ 0.40
     Cumulative effect of accounting change                    $    -                            $(0.01)
     Net income per share                                      $ 0.11                            $ 0.39
Diluted earnings per share
     Income before cumulative effect of accounting change      $ 0.11                            $ 0.39
     Cumulative effect of accounting change                    $    -                            $(0.01)
     Net income per share                                      $ 0.11                            $ 0.39

Basic earnings per share - pro forma                                           $ 0.15                           $ 0.45
Diluted earnings per share - pro forma                                         $ 0.15                           $ 0.45


      See notes to condensed consolidated financial statements

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN MILLIONS)
                                (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -------------------------
                                                                                    1999             1998
                                                                                  --------        ---------
Operating activities
     Net income                                                                     $ 119            $ 118
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                 218              166
        Pre-opening expense                                                            47                -
        Change in working capital components                                            6               (7)
        Change in deferred income taxes                                                20               14
        Other                                                                           3              (15)
                                                                                  --------        ---------
            Net cash provided by operating activities                                 413              276
                                                                                  --------        ---------

Investing activities
     Capital expenditures                                                            (532)            (469)
     Pre-opening expense                                                              (47)               -
     Change in investments                                                             30               (2)
     Acquisitions, net of cash acquired                                                 -              (58)
     Other                                                                              9                2
                                                                                  --------        ---------
            Net cash used in investing activities                                    (540)            (527)
                                                                                  --------        ---------

Financing activities
     Net borrowings on Senior Credit Facilities                                       380                -
     Proceeds from issuance of notes                                                  298                -
     Payments on debt                                                                (624)              (7)
     Payments (to) from Hilton                                                        (73)             169
     Purchase of treasury stock                                                       (12)               -
     Other                                                                             (3)               -
                                                                                  --------        ---------
              Net cash (used in) provided by financing activities                     (34)             162
                                                                                  --------        ---------

Decrease in cash and equivalents                                                     (161)             (89)
Cash and equivalents at beginning of year                                             382              199
                                                                                  --------        ---------

Cash and equivalents at end of period                                               $ 221            $ 110
                                                                                  --------        ---------
                                                                                  --------        ---------

Supplemental cash flow disclosure
     Cash paid for:
     Interest (net of amounts capitalized)                                          $ 115            $  65
                                                                                  --------        ---------
                                                                                  --------        ---------
     Income taxes                                                                   $  64            $   -
                                                                                  --------        ---------
                                                                                  --------        ---------


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

     The Company is primarily engaged in the ownership, operation and development of gaming facilities. The operations of the Company currently are conducted under the Hilton, Flamingo, Bally, Conrad and Grand brands. The Company operates thirteen U.S. casino hotels; seven are in Nevada, with four in Las Vegas, two in Reno and one in Laughlin; two are in Atlantic City, New Jersey; and four are in Mississippi, with two in Tunica County, one in Biloxi and one in Gulfport. In addition, the Company has a 49.9% owned and managed riverboat casino in New Orleans, two partially owned and managed casino hotels in Australia, and a partially owned and managed casino hotel in Punta del Este, Uruguay. On September 1, 1999, the Company opened the 2,900-room Paris Casino Resort ("Paris") on the Las Vegas Strip.

NOTE 2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and investments accounted for under the equity method of accounting. Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the nine-month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying condensed consolidated financial statements include revenues, expenses and cash flows of Hilton's gaming business on a stand-alone basis, including an allocation of corporate expenses, for the three and nine months ended September 30, 1998. The balance sheet as of December 31, 1998 reflects the distribution by Hilton and the merger with Grand.

     The condensed consolidated financial statements for the prior periods reflect certain reclassifications to conform to classifications adopted in 1999. These classifications have no effect on previously reported net income.

NOTE 3.  PRE-OPENING EXPENSE

     The Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" in the first quarter of 1999. The provisions of SOP 98-5 require that all costs associated with start-up activities (including pre-opening costs) be expensed as incurred. The adoption of SOP 98-5 resulted in a write-off of the unamortized balance of pre-opening costs in the first quarter of 1999 of $2 million, net of tax. The impact is shown as a cumulative effect of accounting change in the condensed consolidated statements of income. In addition, the Company expensed $47 million of pre-opening costs during the nine months ended September 30, 1999. Pre-opening costs for the periods presented related primarily to Paris.

NOTE 4.  STOCK REPURCHASE

     In March 1999, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to eight million shares of the Company's currently outstanding common stock. During the nine months ended September 30, 1999, the Company repurchased approximately 1.7 million shares of its common stock.

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

     The following unaudited pro forma information for the three and nine months ended September 30, 1998 has been prepared assuming that the Grand merger had taken place at January 1, 1998. This pro forma information does not purport to be indicative of future results or what would have occurred had the Grand merger been completed as of January 1, 1998.


                                                              Three months ended          Nine months ended
                                                              September 30, 1998          September 30, 1998
                                                             --------------------        --------------------
                                                             (in millions, except        (in millions, except
                                                              per share amounts)          per share amounts)
Revenue.....................................................     $ 752                          $2,188
Operating income............................................       111                             332
Net income..................................................        44                             133
Basic earnings per share....................................      0.14                            0.44
Diluted earnings per share..................................      0.14                            0.43


NOTE 6.  EARNINGS PER SHARE

     Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 1999 was 302 million and 303 million, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 7 million and 4 million for the three and nine months ended September 30, 1999, respectively.

     For the three and nine months ended September 30, 1998, pro forma earnings per share is calculated using the weighted average number of common shares outstanding of 261 million. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 1 million and 2 million, respectively, for the three and nine months ended September 30, 1998.

NOTE 7.  LONG-TERM DEBT

Long term debt is as follows (in millions):


                                                                                 September 30,         December 31,
                                                                                      1999                 1998
                                                                                -----------------    ------------------
                                                                                  (Unaudited)
Senior and senior subordinated notes, with an average rate of 7.6%,
  Due 2002 to 2005, net of unamortized discount of $4 million..............          $ 1,321             $ 1,023
10.125% First Mortgage Notes due 2003......................................                6                 490
9% Senior Unsecured Notes due 2004.........................................                -                 135
Credit facilities..........................................................            1,190                 810
Capital leases and other...................................................                9                  14
                                                                                ------------        ------------------
                                                                                       2,526               2,472
   Less current maturities.................................................               (5)                 (6)
                                                                                ------------        ------------------
Net long-term debt.........................................................          $ 2,521             $ 2,466
                                                                                ------------        ------------------
                                                                                ------------        ------------------


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

     In December 1998, the Company entered into revolving credit facilities with a syndicate of financial institutions. The revolving credit facilities at that time provided for borrowings of up to $2.15 billion consisting of (i) a 364-day senior unsecured revolving credit facility of up to $650 million and (ii) a five-year senior unsecured revolving credit facility of up to $1.5 billion.

     In August 1999, the Company entered into a new $2.0 billion 364-day revolving credit facility which replaced the prior $650 million 364-day revolving credit facility. Up to $650 million of this facility can be drawn before the closing of the Caesars World, Inc. acquisition (See Note 8), at which point the entire $2.0 billion will be available subject to various closing conditions. In addition to the new $2.0 billion 364-day facility, the Company also entered into a new $1.0 billion 364-day revolving credit facility which may be used only to provide funding for the Caesars World, Inc. acquisition. Availability under the $1.0 billion facility will be reduced by the proceeds of any public notes the Company may issue. Therefore, the facility will be reduced by the net proceeds of the notes issued on November 15, 1999 (see below).

     The Company amended the five-year facility to increase the maximum total debt to ebitda ratio (calculated using pro forma ebitda figures) to 5.25x for the quarters ending December 31, 1999, March 31, 2000, and June 30, 2000. These ratios are reduced to 4.75x after June 30, 2000 and 4.50x after December 31, 2000.

     At September 30, 1999, $1.2 billion was outstanding on the Company's five-year credit facility. No amounts were outstanding on the new $2.0 billion 364-day facility or the $1.0 billion 364-day facility. The Company had approximately $955 million available on its credit facilities at September 30, 1999.

     The Company has established a $1.0 billion commercial paper program. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its credit facilities. The Company has borrowed under the program for varying periods during 1999. At September 30, 1999, the Company had no amounts outstanding under the commercial paper program.

     On August 2, 1999, the Company issued $300 million of Senior Notes due 2003 (the "Notes") in a private placement offering to institutional investors. The Notes were subsequently exchanged for Notes registered under the Securities Act of 1933, as amended. The Notes were issued with a coupon rate of 7.95%. The Notes are unsecured and rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering were used to reduce the Company's borrowings under the existing credit facilities.

     On November 15, 1999, the Company issued $400 million of 8.5% Senior Notes due 2006 (the "8.5% Notes) under it's $1.0 billion shelf registration statement. The 8.5% Notes are unsecured and rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering will be used to reduce the Company's borrowings under the existing credit facilities.

NOTE 8.  CAESARS WORLD, INC. ACQUISITION

     On April 27, 1999, the Company entered into a definitive agreement with Starwood Hotels & Resorts Worldwide, Inc. and several of its subsidiaries to acquire all of the outstanding stock of Caesars World, Inc. ("Caesars"), a wholly owned subsidiary of Starwood, and all of their interests in several other gaming entities for $3.0 billion in cash. The acquisition will be accounted for as a purchase and accordingly, the purchase price will be allocated to the assets and liabilities based on their estimated fair market values at the date of acquisition. The transaction is expected to close following receipt of regulatory approvals. To date, the Company has received regulatory approvals for the Caesars acquisition from authorities in Nevada, New Jersey and Mississippi. The Indiana Gaming Commission is still in the process of reviewing the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results of operations include Park Place Entertainment Corporation's (the "Company") wholly owned subsidiaries and investments accounted for under the equity method of accounting. The operations of the Company currently are conducted under the Hilton, Flamingo, Bally, Conrad and Grand brands. The Company operates thirteen U.S. casino hotels; seven are in Nevada, with four in Las Vegas, two in Reno and one in Laughlin; two are in Atlantic City, New Jersey; and four are in Mississippi, with two in Tunica County, one in Biloxi and one in Gulfport. In addition, the Company has a 49.9% owned and managed riverboat casino in New Orleans, two partially owned and managed casino hotels in Australia, and a partially owned and managed casino hotel in Punta del Este, Uruguay. On September 1, 1999, the Company opened the 2,900-room Paris Casino Resort ("Paris") on the Las Vegas Strip. On December 31, 1998, the Company completed its acquisition of the Mississippi gaming operations of Grand Casinos, Inc. ("Grand"). As a result of the Grand merger, the Company now owns Grand Casino Tunica, Grand Casino Gulfport and Grand Casino Biloxi (collectively the "Grand Properties"). The results of operations for the Grand Properties are not included in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 1998, as the merger was completed on December 31, 1998.

     The following discussion presents an analysis of the results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. The Company's depreciation, amortization and pre-opening costs for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 totaled $113 million, $54 million, $265 million and $166 million, respectively. The Company had no non-cash items for the periods presented.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     A summary of the Company's consolidated revenue and earnings for the three and nine months ended September 30, 1999 and 1998 is as follows (in millions):


                                               Three months ended                  Nine months ended
                                                 September 30,                       September 30,
                                            -------------------------        ------------------------------
                                                1999         1998                 1999            1998
                                              --------     --------            ----------      ---------
Revenue                                           $839        $591                $ 2,326        $ 1,740
Operating income                                   100          92                    320            279
Net income                                          34          38                    119            118
Basic earnings per share                          0.11        0.15                   0.39           0.45
Diluted earnings per share                        0.11        0.15                   0.39           0.45

Other operating data:
EBITDA                                            $213        $146                  $ 585          $ 445


     The Company recorded net income of $34 million or diluted earnings per share of $0.11 for the three months ended September 30, 1999, compared with net income of $38 million or pro forma diluted earnings per share of $0.15 for the three months ended September 30, 1998. Impacting results in the current year was the Grand merger, which was effective December 31, 1998, the opening of Paris, and the adoption of Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that start-up costs or pre-opening costs be expensed as incurred. The Company expensed $37 million of pre-opening costs incurred during the three months ended September 30, 1999, related primarily to the opening and development of Paris. For the nine months ended September 30, 1999, the Company recorded net income of $119 million or diluted earnings per share of $0.39 compared with net income of $118 million or pro forma diluted earnings per share of $0.45 in the prior year. The Grand merger and SOP 98-5 also impacted the year to date results. As required by SOP 98-5, the Company recorded a cumulative effect of accounting change net of tax of $2 million for pre-opening costs incurred and capitalized prior to January 1, 1999, and expensed $47 million of pre-opening costs incurred during the nine months ended September 30, 1999.

     Consolidated revenues increased 42 percent to $839 million for the three months ended September 30, 1999, from $591 million in 1998. For the nine months ended September 30, 1999, consolidated revenues were $2.3 billion, an increase of 34 percent when compared to the nine months ended September 30, 1998. This increase in revenues for the three and nine months ended September 30, 1999, was primarily a result of the Grand merger and the opening of Paris. EBITDA increased 46 percent to $213 million for the three months ended September 30, 1999, from $146 million in 1998. The Grand Properties contributed $49 million of the increase in EBITDA. The Western Region was up $18 million, the Eastern Region was up $2 million and the International Region was up $2 million. For the nine months ended September 30, 1999, EBITDA was $585 million an increase of 31 percent when compared to EBITDA of $445 million in the prior year. The Grand Properties contributed $132 million of the increase. The Western Region contributed $15 million and the Eastern Region contributed $8 million to the increase, which was offset by a decrease at the International properties of $6 million. See below for an analysis by region.

WESTERN REGION

     EBITDA for the Western Region was $82 million for the three months ended September 30, 1999, an increase of 28 percent compared to $64 million for the three months ended September 30, 1998. The increase in EBITDA was primarily attributable to the opening of Paris, improved performance at the Las Vegas Hilton and a strong quarter at the Reno Hilton. Occupancy for the Western Region was 92 percent for the three months ended September 30, 1999, compared to 88 percent in the prior year period. The average room rate was $72 compared to $68 in the prior year period. For the nine months ended September 30, 1999, the Western Region EBITDA increased $15 million to $249 million when compared to the nine months ended September 30, 1998. Occupancy percentage was 89 percent compared to 88 percent in the prior year, and average room rate was $76 for the nine months ended September 30, 1999 compared to $74 in the prior year.

     EBITDA at the Las Vegas Hilton increased 20 percent to $12 million for the three months ended September 30, 1999. An increase in room revenues and an eight percent increase in table game win contributed to the improved results. For the nine months ended September 30, 1999, EBITDA decreased $3 million to $46 million.

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

     EBITDA at the Flamingo Hilton Las Vegas increased $1 million to $23 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, the Flamingo Hilton Las Vegas generated $84 million of EBITDA compared to $77 million in 1998. The Flamingo Hilton Las Vegas continues to demonstrate the power of its location and its appeal to its target market. Casino revenue was the primary contributor to the year over year increase. The increase in casino revenue was mainly attributable to a six percent increase in slot win and a four percent increase in table game win.

     Paris opened on schedule September 1, 1999. This property, which is located adjacent to Bally's Las Vegas, features 2,900 rooms, an 85,000 square foot casino, a 50-story replica of the Eiffel Tower, eight restaurants, five lounges, 130,000 square feet of convention space and a retail shopping complex with a French influence. The combined Paris/Bally's properties generated EBITDA of $31 million in the third quarter of 1999, an increase of $11 million from the third quarter in the prior year. The increase in EBITDA was primarily attributable to Paris. For the nine months ended September 30, 1999, EBITDA was $76 million, an increase of $9 million from the prior year.

     Combined EBITDA from the Reno Hilton, the Flamingo Hilton Reno and the Flamingo Hilton Laughlin was $16 million for the three months ended September 30, 1999, an increase of $4 million from the comparable 1998 quarter. For the nine months ended September 30, 1999, the Reno Hilton, the Flamingo Hilton Reno and the Flamingo Hilton Laughlin recorded EBITDA of $43 million, a five percent increase when compared to the prior year.

     The completion of a number of room expansion projects coupled with the opening of new casino hotels has increased competition in all segments of the Las Vegas market. Including Paris, four new mega-resorts have opened since October 1998. The new capacity additions to the Las Vegas market could adversely impact the Company's future operating results.

EASTERN REGION

     EBITDA for the Eastern Region was $73 million for the three months ended September 30, 1999, an increase of three percent when compared to $71 million for the three months ended September 30, 1998. The increase is due in part to the continued success of the Company's marketing efforts, which are driving incremental visitation to the Company's properties in Atlantic City. Table game drop and slot handle show increases over the third quarter of the prior year for both of the Atlantic City properties. The average room rate increased to $102 from $95 and the occupancy percentage increased from 97 percent to 98 percent for the three months ended September 30, 1999. For the nine months ended September 30, 1999, the Eastern Region recorded EBITDA of $169 million, an increase of $8 million over the prior year.

     Bally's Park Place generated EBITDA of $55 million for the three months ended September 30, 1999, an increase of six percent from last year's quarter of $52 million. The increase was a result of increases in slot handle and table game drop, offset by a decrease in the slot hold percentage. For the nine months ended September 30, 1999, EBITDA increased $1 million to $131 million.

      For the three months ended September 30, 1999, the Atlantic City Hilton reported EBITDA of $18 million, a decrease of $1 million from the third quarter last year. The Atlantic City Hilton showed improvement in table game drop and slot handle, however both showed lower hold percentages. For the nine months ended September 30, 1999, EBITDA at the Atlantic City Hilton was $38 million, an increase of $7 million over the prior year. The increase was a result of the marketing programs, which are having a positive impact on occupancy and play at the property.

     Certain competitors have announced projects in the Atlantic City market, including new properties and renovation projects which will add new capacity to the market.

MID-SOUTH REGION

     EBITDA for the Mid-South Region increased $49 million to $58 million for the three months ended September 30, 1999, up from $9 million in 1998. The Grand Properties contributed the entire $49 million increase. The Grand Properties results are not included in the 1998 results because the merger occurred on December 31, 1998. In the Mid-South Region, occupancy percentage and average room rate for the three months ended September 30, 1999, were 89 percent and $57, respectively. Combined EBITDA from Bally's Tunica and Bally's New Orleans remained flat at $9 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, EBITDA in the Mid-South Region increased $135 million. The Grand Properties contributed $132 million of the increase.

     In Mississippi, the Company expanded its properties with the March 1999 opening of the Terrace Hotel at Grand Casino Tunica and the June 1999 opening of the Oasis Resort and Spa at Grand Casino Gulfport.

     Supply on the Gulf Coast has recently increased with the opening of a new resort by a competitor. Currently the new supply into the market continues to drive interest and visitation to the Company's two Gulf Coast properties. This increase in supply could ultimately have an adverse impact on the operating results of the Company's Gulf Coast properties.

INTERNATIONAL

     On a combined basis, third quarter 1999 EBITDA from the Conrad properties in Uruguay and Australia increased $2 million to $9 million. For the nine months ended September 30, 1999, the International properties recorded EBITDA of $31 million, a decrease of 16 percent over the prior year. The decrease came primarily in the first quarter of 1999 from the casino resort in Punta del Este, Uruguay, which was impacted by the devaluation of the Brazilian Real, resulting in lower levels of play from Brazilian customers. On a combined basis, for the third quarter, the International properties reported an average daily rate of $85, flat with the prior year, and an occupancy percentage of 58 percent, a decrease of two percentage points over the prior year.

DEPRECIATION AND AMORTIZATION

     Consolidated depreciation and amortization increased $22 million to $76 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, depreciation and amortization increased $52 million to $218 million. The increase in depreciation and amortization for the three and nine months ended September 30, 1999 was primarily attributable to the addition of the Grand Properties and the opening of Paris.

CORPORATE EXPENSE

     Corporate expense increased $3 million to $9 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, corporate expense increased $11 million to $26 million. The increases are attributable to the infrastructure put in place to operate and manage the Company as a separate publicly traded entity.

INTEREST INCOME AND INTEREST EXPENSE

     Interest and dividend income remained flat at $3 million in the third quarter of 1999. Interest and dividend income for the nine months decreased $8 million when compared to the nine months ended September 30, 1998. The 1998 period includes interest income from the Company's investment in certain mortgage notes that were sold in the second half of 1998. Consolidated interest expense increased $14 million to $37 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, consolidated interest expense increased $29 million to $95 million. The increase in interest expense for the quarter and nine months ended September 30, 1999 was due primarily to an increase in long-term debt associated with the Grand merger, offset by an increase in capitalized interest primarily due to the construction of Paris. Capitalized interest for the three months ended September 30, 1999 and 1998 was $10 million and $7 million, respectively. For the nine months ended September 30, 1999 and 1998 capitalized interest was $37 million and $16 million, respectively. Capitalized interest is expected to decline significantly with the opening of Paris.

INCOME TAXES

     The effective income tax rate for the three and nine months ended September 30, 1999 was 44 percent and 45 percent, respectively. For the three and nine months ended September 30, 1998, the effective income tax rate was 45 percent and 46 percent, respectively. The Company's effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and exceeds the Federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of September 30, 1999, the Company had cash and cash equivalents of $215 million. Cash provided by operating activities for the nine months ended September 30, 1999 was $413 million. In addition, the Company had availability under its credit facilities of $955 million at September 30, 1999. The Company expects to finance its current operations and capital expenditures through cash flow from operations, existing cash balances, commercial paper borrowings, and borrowings under its credit facilities.

INVESTING ACTIVITIES

     For the nine months ended September 30, 1999, net cash used in investing activities was $540 million, of which $532 million related to capital expenditures for normal maintenance as well as major construction projects. Major construction projects primarily consist of Paris, the Terrace Hotel at Grand Casino Tunica and the Oasis Resort and Spa at Grand Casino Gulfport.

 FINANCING ACTIVITIES

     In December 1998, the Company entered into revolving credit facilities with a syndicate of financial institutions. The revolving credit facilities at that time provided for borrowings of up to $2.15 billion consisting of (i) a 364-day senior unsecured revolving credit facility of up to $650 million and (ii) a five-year senior unsecured revolving credit facility of up to $1.5 billion.

     In the first quarter of 1999, the Company borrowed approximately $600 million on its credit facilities in order to settle the tender offer for the 10.125% Grand First Mortgage Notes and to redeem the 9.0% Grand Senior Unsecured Notes.

     On April 27, 1999, the Company entered into a definitive agreement with Starwood Hotels & Resorts Worldwide, Inc. and several of its subsidiaries to acquire all of the outstanding stock of Caesars World, Inc. ("Caesars"), a wholly owned subsidiary of Starwood, and all of their interests in several other gaming entities for $3.0 billion in cash. The transaction is expected to close following receipt of regulatory approvals. To date, the Company has received regulatory approvals for the Caesars acquisition from authorities in Nevada, New Jersey and Mississippi. The Indiana Gaming Commission is still in the process of reviewing the transaction.

     In connection with the financing of the Caesars transaction, in August 1999, the Company entered into a new $2.0 billion 364-day revolving credit facility which replaced the prior $650 million 364-day revolving credit facility. Up to $650 million of this facility can be drawn before the closing of the Caesars acquisition, at which point the entire $2.0 billion will be available subject to various closing conditions. In addition to the new $2.0 billion 364-day facility, the Company also entered into a new $1.0 billion 364-day revolving credit facility which may be used only to provide funding for the Caesars acquisition. Availability under the $1.0 billion facility will be reduced by the proceeds of any public notes the Company may issue. Therefore, the facility will be reduced by the net proceeds of the notes issued on November 15, 1999 (see below).

     In connection with the Caesars acquisition, the Company amended its five-year facility to increase the maximum total debt to ebitda ratio (calculated using pro forma ebitda figures) to 5.25x for the quarters ending December 31, 1999, March 31, 2000, and June 30, 2000. These ratios are reduced to 4.75x after June 30, 2000 and 4.50x after December 31, 2000.

     At September 30, 1999, $1.2 billion was outstanding on the Company's five-year credit facility. No amounts were outstanding on the new $2.0 billion 364-day facility or the $1.0 billion 364-day facility. The company had approximately $955 million available on its credit facilities at September 30, 1999.

     On August 2, 1999, the Company issued $300 million of Senior Notes due 2003 (the "Notes") in a private placement offering to institutional investors. The Notes were subsequently exchanged for Notes registered under the Securities Act of 1933, as amended. The Notes were issued with a coupon rate of 7.95%. The Notes are unsecured and rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering were used to reduce the Company's borrowings under the existing credit facilities.

     In January 1999, the Company filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1.0 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance.

     On November 15, 1999, the Company issued $400 million of 8.5% Senior Notes due 2006 (the "8.5% Notes") under the Shelf. The 8.5% Notes are unsecured and rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering will be used to reduce the Company's borrowings under the existing credit facilities.

     In March 1999, the Company's Board of Directors approved a common stock repurchase program to acquire up to eight million shares of the Company's common stock. During the nine months ended September 30, 1999, the Company repurchased approximately 1.7 million shares of its common stock.

     The Company has established a $1.0 billion commercial paper program. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its credit facilities. The Company has borrowed under the program for varying periods during 1999. At September 30, 1999, the Company had no amounts outstanding under the commercial paper program.

STRATEGY

     As exemplified by the acquisition of Bally Entertainment Corporation in 1996, Grand Casinos, Inc. in 1998, the opening of Paris on September 1, 1999, and the anticipated purchase of Caesars World, Inc. and its related assets, the Company is interested in expanding its business through the acquisition of quality gaming assets and selective new development. Management believes it is well-positioned to, and may from time to time, pursue additional strategic acquisitions, dispositions or alliances which it believes to be financially beneficial to the Company and its long term interests.

OTHER MATTERS

YEAR 2000

     We are currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by our computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

     We have a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Our standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. We expect to be fully Year 2000 compliant with respect to all significant business systems prior to December 31, 1999. We have undertaken significant efforts, which have resulted in near completion of systems testing, as well as near completion of remedial work identified. Our various project teams are focusing their attention in the following major areas:

     INFORMATION TECHNOLOGY (IT). Information Technology systems account for much of the Year 2000 work and include all computer systems and technology managed by us. We have assessed these core systems, testing is substantially completed and most required changes have been implemented. We have not identified any significant remediation. We have contacted the appropriate vendors and suppliers regarding their Year 2000 compliance and their deliverables have been factored into our plans.

     NON-IT SYSTEMS. We are nearing completion on an inventory of all property level non-IT systems including elevators, electronic door locks, gaming devices. We have assessed the majority of these non-IT systems, testing is substantially completed and most required changes have been implemented. We have contacted the appropriate vendors and suppliers regarding their Year 2000 compliance and their deliverables have been factored into our plans.

     SUPPLIERS. We are communicating with our significant suppliers to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to us. To date, no significant supplier has informed us that a material Year 2000 issue exists which will have a material effect on us.

     During the remaining quarter of 1999, we will continually review our progress against our Year 2000 plans and determine whether any additional contingency plans are appropriate to reduce our exposure to Year 2000 related issues. Based on our current assessment, we expect the costs of addressing potential problems to be less than $4 million. However, if we are unable to resolve a Year 2000 issue, we have contingency plans in place to update existing systems, which we expect to cost an additional $2 million. If our customers or vendors identify significant Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, we have been devoting substantial resources to resolve all significant Year 2000 issues in a timely manner and we intend to continue to do so.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation, those set forth under the captions "Results of Operations," "Liquidity and Capital Resources," "Strategy" and "Other Matters," and statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described previously in the Company's reports filed with the SEC, and (i) the effect of economic conditions, (ii) the impact of competition, (iii) customer demand, which could cause actual results to differ materially from historical results or those anticipated, (iv) regulatory, licensing, and other governmental approvals, (v) access to available and reasonable financing, (vi) political uncertainties, including legislative action, referendum, and taxation, (vii) litigation and judicial actions, (viii) third party consents and approvals, and (ix) construction issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that any of its expectations will be attained in light of these risks and uncertainties.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

     For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

BELLE OF ORLEANS

     Our wholly owned subsidiary, Bally's Louisiana, Inc. owns 49.9% of the Belle of Orleans, L.L.C. ("Belle"), a limited liability company which owns and holds the riverboat gaming license to operate Bally's Casino Lakeshore Resort. Metro Riverboat Associates, Inc. ("Metro") owns the remaining 50.1% interest in Belle. The parties entered into certain operating and management agreements defining their relationships and the operation and governance of the riverboat casino. The parties are currently involved in numerous lawsuits and administrative disputes regarding their rights and obligations under those agreements, which proceedings have been described in previous Company filings.

     On August 13, 1999, Metro filed suit against Bally's Louisiana in the Civil District Court for the Parish of Orleans seeking a writ of quo warranto to require Bally's Louisiana to show by what authority it manages the riverboat casino. Metro claimed that the assignments from previous Bally's entities to Bally's Louisiana were invalid. On August 31, 1999, the court rendered judgment in Bally's Louisiana's favor dismissing Metro's suit in its entirety. Metro has filed a motion for a new trial.

     By order dated March 16, 1999 and revised on June 15, 1999, the Louisiana Gaming Control Board directed that the 12.25% management fee paid to Bally's Louisiana and the net profits, if any, from the gaming revenues of the Belle be placed into escrow, subject to disbursement upon approvals by the Louisiana Gaming Control Board or the Louisiana State Police. On August 24, 1999 the Nineteenth Judicial District Court for the Parish of East Baton Rouge set aside the Gaming Board's orders, declaring them of no further force or effect and permanently enjoining their enforcement. On September 15, 1999 Metro filed an appeal in the Louisiana First Circuit Court of Appeal.

     On June 14, 1999 the Louisiana Gaming Control Board issued a Notice of Violation against Belle of Orleans, L.L.C. to determine whether the assignment of the management agreement to Bally's Louisiana in January 1995 violated gaming statutes or regulations. Following a hearing on the matter, the administrative hearing officer on September 20, 1999 dismissed the Notice of Violation, determining that no statutes or regulations had been violated in the assignment of the management agreement. The Louisiana State Police has appealed the administrative ruling. Metro has also filed appeal documents purportedly on behalf of Belle.

GRAND CASINOS

     Grand Casinos, Inc. ("Grand") and its subsidiaries are parties to various lawsuits arising out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Park Place. Grand is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger) for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

     As security to support Lakes' indemnification obligations to Grand, Lakes has agreed to irrevocably deposit, in trust for the benefit of Grand, an aggregate of $30 million. The trust will be funded with four annual deposits of $7.5 million each during each of the four years commencing December 31, 1999.

STRATOSPHERE SECURITIES LITIGATION

     Grand and certain persons who have been indemnified by Grand, including certain former and current Grand officers and directors, are defendants in legal actions filed on August 16, 1996 in the District Court, Clark County, Nevada and on August 5, 1996 in the United States District Court, District of Nevada. These actions arise out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project in Las Vegas, Nevada. Grand was a dominant shareholder of Stratosphere. The state court action has been stayed pending resolution of the federal court action.

     The plaintiffs in the actions, who are present or former shareholders of Stratosphere Corporation, seek to pursue the actions as class actions. The complaints generally allege that the defendants concealed material information and made false positive statements about the Stratosphere, which caused the value of the Stratosphere stock to be inflated. In April 1998, a motion to dismiss submitted by Grand was partially granted. The plaintiffs are pursuing the claims that survived the motion to dismiss.

     By order dated October 4, 1999, the court granted in part and denied in part a motion for summary judgment filed by Grand and the Grand-related defendants. Many of the plaintiff's claims were dismissed by the court, which left surviving the issue of whether material cost overruns had been adequately disclosed in public filings.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
          4           None
                      The Company will furnish the Commission, upon its request, copies of all agreements relating to our long-term debt which does not exceed 10 percent of the total assets of the Company.

         27           Financial Data Schedule


(b)    REPORTS ON FORM 8-K

     On July 20, 1999, the Company filed a Form 8-K dated July 20, 1999. The Company reported under "Item 5" the filing of audited financial statements of Starwood Hotels and Resorts Worldwide, Inc. Gaming Operations to be Sold to Park Place Entertainment Corporation. The Company also filed unaudited pro forma financial statements which give effect to the registrant's proposed acquisition of Caesars World, Inc.

     On July 29, 1999, the Company filed a Form 8-K dated July 28, 1999. The Company reported under "Item 5" that it had priced a private placement offering of $300 million in aggregate principal amount of Senior Notes to be sold to qualified institutional buyers.

     On September 20, 1999 the Company filed a Form 8-K dated August 31, 1999. The Company reported under "Item 5" that it entered into a $2.0 billion revolving credit facility to replace its existing $650 million 364-day facility. In addition to the new $2.0 billion 364-day facility, the registrant entered into a $1.0 billion 364-day facility which may only be drawn to provide funding for the Caesars acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)




Date: November 15, 1999

/s/ Scott A. LaPorta
---------------------------------
Scott A. LaPorta
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)