Form 10-K
period 1999-12-31
PARK PLACE ENTERTAINMENT CORP
filed 2000-03-29
CIK 1070794

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14573
                            ------------------------

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

       Registrant's telephone number, including area code: (702) 699-5000

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class            Name of each exchange on which registered
          -------------------            -----------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE                  NEW YORK

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based upon the March 15, 2000 New York Stock Exchange closing price of $10.19 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately
$2.8 billion. On that date, there were 305,907,609 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III is incorporated by reference to the Registrant's definitive Proxy Statement in connection with the May 12, 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

    The terms "Park Place," "we," "our," and "us," as used in this document refer to Park Place Entertainment Corporation and its subsidiaries as a combined entity except where it is clear that the terms mean only Park Place Entertainment Corporation.

    Park Place Entertainment Corporation was formed when Hilton Hotels Corporation split its lodging and gaming operations into two separate companies on December 31, 1998. Hilton accomplished the separation through a tax free distribution of Hilton's gaming division to its shareholders. Subsequent to the distribution we merged with the Mississippi gaming operations of Grand
Casinos, Inc. ("Grand"). In December 1999, we acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc. for approximately
$3 billion in cash. We consider our casino properties to be leading establishments with respect to location, size, facilities, physical condition, quality and variety of services offered in the areas in which they are located. We are the largest gaming company, as measured by casino square footage, rooms and revenues, with approximately 2 million square feet of gaming space and 1999 net revenues of $3.2 billion. We are the only gaming company with a significant presence in Nevada, New Jersey and Mississippi, the three largest gaming markets in the United States.

    We own, operate or manage the casino properties as noted in the table below. Our gaming operations are conducted under the Bally, Paris, Caesars, Flamingo, Grand, Hilton and Conrad brand names.

                                                                 APPROXIMATE      APPROXIMATE      YEAR
                                                                   CASINO          NUMBER OF     ACQUIRED/
NAME AND LOCATION                                             SQUARE FOOTAGE(1)   ROOMS/SUITES    OPENED
-----------------                                             -----------------   ------------   ---------
DOMESTIC CASINOS
NEVADA
  Paris Las Vegas(2)........................................        85,000           2,916         1999
  Bally's Las Vegas.........................................        83,000           2,814         1996
  Caesars Palace............................................       125,000           2,454         1999
  Las Vegas Hilton..........................................       100,000           2,944         1971
  Flamingo Hilton Las Vegas.................................        81,000           3,626         1971
  Reno Hilton...............................................       114,000           2,003         1992
  Caesars Tahoe(3)..........................................        41,000             440         1999
  Flamingo Hilton Laughlin..................................        58,000           1,912         1990
  Flamingo Hilton Reno(4)...................................        46,000             604         1981
NEW JERSEY
  Bally's Park Place........................................       155,000           1,246         1996
  Caesars Atlantic City.....................................       120,000           1,148         1999
  Atlantic City Hilton......................................        60,000             804         1996
MISSISSIPPI
  Grand Casino Biloxi.......................................       135,000             985         1998
  Grand Casino Gulfport.....................................       110,000           1,001         1998
  Grand Casino Tunica.......................................       140,000           1,356         1998
  Bally's Saloon-Gambling Hall-Hotel........................        40,000             235         1996
  Sheraton Casino & Hotel...................................        33,000             134         1999
INDIANA
  Caesars Indiana(5)........................................        90,000              --         1999
LOUISIANA
  Bally's Casino Lakeshore Resort(6)........................        30,000              --         1996
DELAWARE
  Dover Downs(7)............................................        25,000              --         1999

                                                                 APPROXIMATE      APPROXIMATE      YEAR
                                                                   CASINO          NUMBER OF     ACQUIRED/
NAME AND LOCATION                                             SQUARE FOOTAGE(1)   ROOMS/SUITES    OPENED
-----------------                                             -----------------   ------------   ---------
INTERNATIONAL CASINOS
AUSTRALIA
  Conrad Jupiters, Gold Coast(8)............................        70,000            609          1985
  Conrad International Treasury Casino, Brisbane(8).........        65,000            136          1995
URUGUAY
  Conrad International Punta del Este Resort and
    Casino(9)...............................................        38,000            300          1997
CANADA
  Windsor Casino(10)........................................       100,000            389          1999
  Casino Nova Scotia--Sydney(11)............................        16,000             --          1999
  Casino Nova Scotia--Halifax(11) (12)......................        20,000            350          1999
SOUTH AFRICA
  Caesars Gauteng(13).......................................        65,000             80          1999
CAESARS AT SEA
  S.S. Crystal Harmony(14)..................................         3,850             --          1999
  S.S. Crystal Symphony(14).................................         5,000             --          1999

--------------------------

 (1) Includes square footage attributable to race and sports books.

 (2) This property opened on September 1, 1999.

 (3) We lease the building that houses the hotel and casino and lease the underlying land pursuant to a long-term ground and structure lease.

 (4) In December 1999, we entered into a definitive agreement to sell Flamingo Hilton Reno. The sale is expected to close by June 30, 2000.

 (5) We manage Caesars Indiana and own an 82% interest in a joint venture that owns this property.

 (6) We have a 49.9% ownership interest in and manage this property.

 (7) We provide management services to the casino at the Dover Downs racetrack in Delaware.

 (8) We have a 19.9% ownership interest in and manage these properties.

 (9) We have a 46.4% ownership interest in and manage this property.

 (10) We have a 50% interest in Windsor Casino Limited, which operates Casino Windsor. The province of Ontario owns the complex.

 (11) We have a 95% interest in Metropolitan Entertainment Group, which owns and operates the two properties on behalf of the Nova Scotia Gaming Corporation pursuant to an operating contract.

 (12) This property currently operates a 20,000 square foot temporary casino, while the 33,000 square foot permanent casino is under construction.

 (13) We have a 25% interest in a joint venture that owns Caesars Gauteng and a 50% interest in a joint venture that manages Caesars Guateng.

 (14) We operate the Caesars Palace at Sea casinos on two Crystal Cruises, Inc. cruise ships, the Symphony and the Harmony, only while the ships are in international waters.

    We are continually evaluating attractive acquisition opportunities and may at any time be negotiating to engage in a business combination transaction or other acquisition. We plan to continuously evaluate our property portfolio and intend to dispose of interests in properties that, in our opinion, are no longer strategic to own. In doing so, we expect to maintain a balanced mix of sources of revenue and a favorable return on stockholders' equity.

    We seek to maintain the diversity of our gaming businesses while expanding both domestically and internationally. Plans to improve and expand our core business include:

    - leveraging our strong brand names;

    - capitalizing our market leadership positions;

    - maximizing operating efficiencies;

    - expanding and enhancing our existing properties; and

    - strategically acquiring or developing properties as appropriate.

NEVADA CASINOS

    We currently own and operate nine casino hotels in the state of Nevada, including Paris Las Vegas, Bally's Las Vegas, Caesars Palace, Flamingo Hilton Las Vegas, Las Vegas Hilton, Flamingo Hilton Laughlin, Caesars Tahoe, Reno Hilton and Flamingo Hilton Reno.

PARIS LAS VEGAS

    Paris Las Vegas opened in September 1999. Located on approximately 24 acres adjacent to Bally's Las Vegas, Paris Las Vegas features 2,916 spacious guest rooms, an 85,000 square foot casino, eight French-inspired restaurants, five lounges, 130,000 square feet of meeting and convention space, 31,500 square feet of retail space, a two-acre roof-top pool and a European health spa. This Parisian-themed resort also features a 50-story half-scale Eiffel Tower, as well as replicas of famous French landmarks including the Arc deTriomphe, the Hotel de Ville, the Paris Opera House and The Louvre. In January 2000, the French theatrical musical Notre Dame de Paris opened at Paris Las Vegas. Marketing efforts are directed toward convention groups and the mid-to upper mid-market, including the group tour and travel segment.

BALLY'S LAS VEGAS

    Bally's Las Vegas is located on approximately 41 acres at the prominent "Four Corners" section of the Las Vegas Strip. This property, which is connected to Paris Las Vegas, features 2,814 guest rooms, a 83,000 square foot casino, 9 restaurants, 175,000 square feet of meeting and convention areas, an Olympic-sized pool, tennis courts and a spa. Bally's Las Vegas also has a 1,040 seat showroom which attracts well known entertainers, as well as being home to one of the traditional Las Vegas shows, Jubilee. Bally's Las Vegas caters to convention groups and the mid-to upper mid-market, including the group tour and travel segment. Bally's Las Vegas is also serviced by a public monorail connected to the MGM Grand Hotel and Casino.

CAESARS PALACE

    Caesars Palace is located on approximately 80 acres at the prominent "Four Corners" section of the Las Vegas Strip. Admired for its lavish accommodations, Caesars Palace features 2,454 guest rooms and suites, approximately 125,000 square feet of gaming space and 14 restaurants. Approximately 171,000 square feet of meeting and convention space, a 1,000 seat showroom attracting the very best entertainers, pools, a spa, and a wedding chapel are also featured. Caesars Palace is also home to the Forum Shops, a shopping mall which features upscale boutiques, well known stores and dining from some of the world's premier chefs. The Forum Shops' developer is planning a $100 million expansion to the Forum Shops, to be completed by 2003. The 200,000 square foot, tri-level expansion will house an additional 25 to 30 retailers, as well as a replica of the Pantheon. Caesars markets to the upscale individual leisure guests and convention groups. During 2000, we plan to renovate certain restaurants, add a night club, renovate the high end table games area and begin constructing additional hotel suites at this property.

FLAMINGO HILTON LAS VEGAS

    The Flamingo Las Vegas is located on approximately 27 acres at the center of the Las Vegas Strip, also at the prominent "Four Corners". This property features 3,626 guest rooms and suites, approximately 81,000 square feet of casino space, 9 restaurants, approximately 66,000 square feet of meeting and convention area, 750 showroom seats, multiple pools and lagoons, tennis courts, a spa and health club, and a wedding chapel. The Flamingo Las Vegas has a solid repeat customer base and focuses primarily on the mid-market customers, particularly the group tour and travel market segment. We are planning to convert a portion of the guest rooms into suites and add an additional restaurant to this property during 2000.

LAS VEGAS HILTON

    The Las Vegas Hilton is located on approximately 61 acres adjacent to the Las Vegas Convention Center. With this prominent convention location, the Las Vegas Hilton focuses its marketing toward convention groups, as well as upscale individual leisure guests. This property features 2,944 guest rooms and suites, approximately 85,000 square feet of casino space, 15 restaurants and 225,000 square feet of meeting and convention area. A 1,500 seat showroom featuring top entertainers, a night club, and a spa and health club are also featured. The Las Vegas Hilton has partnered with Paramount Parks to present Star Trek: The Experience, a journey in interactive entertainment and has centered a themed casino area around this attraction.

RENO HILTON

    The Reno Hilton, which is located on 145 acres just 5 minutes from the Reno Tahoe International Airport, features approximately 2,003 guest rooms and suites, an 114,000 square foot casino, 7 restaurants, a comedy club and a lounge and approximately 200,000 square feet of meeting and convention space. This property is also complemented by outdoor and indoor recreational facilities including an outdoor golf driving range on a lake, indoor and outdoor tennis courts, two movie theaters and a 24 hour bowling center. The Reno Hilton focuses primarily on the mid-market, in particular convention groups.

CAESARS TAHOE

    Caesars Tahoe is located nine miles from the South Lake Tahoe Airport, in Stateline, NV. This property features 440 guest rooms, an approximately 41,000 square foot casino, five restaurants, a nightclub, a 1,500 seat showroom, a health spa, and approximately 25,000 square feet of meeting space. Caesars Tahoe experiences a strong repeat customer business, drawing a significant portion of its mid- to high-end resort destination travelers from the northern California area. We lease the building that houses the hotel and casino, and lease the underlying land pursuant to a long-term ground and structure lease.

FLAMINGO HILTON LAUGHLIN

    Flamingo Hilton Laughlin, which is located on the banks of the Colorado River, offers 1,912 guest rooms and suites, approximately 58,000 square feet of gaming space, five restaurants, banquet facilities, a showroom and an outdoor amphitheater. This property targets the budget and mid-market customer segments. A 21,000 square foot ballroom will be added to this property to accommodate demand in the market.

FLAMINGO HILTON RENO

    Flamingo Hilton Reno is located in the heart of downtown Reno. This property targets the mid-market, group travel and tour customers and offers 604 guest rooms, a 46,000 square foot casino, five restaurants and a 732 seat showroom. We have entered into a definitive agreement to sell the Flamingo Hilton Reno for approximately $20 million. The transaction is expected to close by June 30, 2000. Prior to the close, we will continue to own and operate the facility. Following completion of the transaction, the property will retain the Flamingo name under a long-term licensing agreement. The transaction is subject to regulatory approval and resulted in a non-cash after-tax charge of approximately $17 million in the fourth quarter of 1999.

    Each of our Nevada casino hotels is open 24 hours a day, seven days a week, for gaming activities. Games operated in these casinos include "blackjack," craps, roulette, "big 6," baccarat, poker, keno and slot and other video machines. Las Vegas Hilton's race and sports book is linked by satellite or modem to our casinos at Flamingo Hilton Las Vegas, Bally's Las Vegas, Flamingo Hilton Laughlin, Reno Hilton, Flamingo Hilton Reno, and will include Caesars Las Vegas and Caesars Tahoe in the near future.

    The Las Vegas Hilton, Caesars Palace, and, to a lesser extent, Paris Las Vegas, Bally's Las Vegas, Flamingo Hilton Las Vegas, Reno Hilton, Caesars Tahoe, Flamingo Hilton Laughlin, and Flamingo Hilton Reno invite VIP customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, the Las Vegas Hilton and Caesars Palace have a special flight program through which they provide free air transportation on their owned or chartered aircraft to selected groups or persons. Generally, these persons either have established casino credit limits or cash on deposit in the casino and have previously evidenced a willingness to put substantial amounts at risk at the casino.

NEW JERSEY CASINOS

    We own and operate three casino hotels in Atlantic City, New Jersey: Bally's Park Place, which includes The Wild Wild West Casino, Caesars Atlantic City, and Atlantic City Hilton.

BALLY'S PARK PLACE

    Bally's Park Place is located on an eight-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. With its strategic location on the Boardwalk, over 2,800 parking spaces and a bus terminal, Bally's Park Place is strongly positioned to attract significant walk-in and drive-in business and focuses on high-end players and the mid-market segment, including the mid- to upper mid-market slot player segment. This property offers 1,246 guest rooms and suites, an approximately 155,000 square foot casino, 60,000 square feet of meeting and convention space, 12 restaurants and a spa. To maintain our presence as among the premier properties, in 1999 we continued renovating 500 guest rooms at this property, purchased new slot machines and slot technology and reconfigured the casino floor.

    The Wild Wild West Casino at Bally's Park Place is the first themed casino in the Atlantic City market. During the year 2000 we plan to expand and connect The Wild Wild West Casino to Caesars Atlantic City. The expansion will include additional gaming space, a retail outlet and a restaurant and is expected to be completed by fall 2000.

CAESARS ATLANTIC CITY

    Caesars Atlantic City is located on approximately ten acres at the center of the Boardwalk and features 1,148 guest rooms, approximately 120,000 square feet of casino space, 13 restaurants, an 1,100 seat showroom and a health spa. A significant percentage of this property's customers are locals from the tri-state (New York, New Jersey and Pennsylvania) area, who arrive by both bus and auto. Caesars Atlantic City also offers convention, meeting and banquet facilities, a multi-function grand ballroom and a four-story atrium to attract convention business as well as walk-in patrons from the boardwalk. Additional meeting rooms are planned for Caesars Atlantic City during 2000 as part of the Wild Wild West expansion.

    In August 1996, Caesars Atlantic City acquired the Ocean One retail mall. The Ocean One mall is constructed on a pier that extends 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. Ocean One contains approximately 400,000 square feet of restaurant and retail space on three floors.

ATLANTIC CITY HILTON

    Atlantic City Hilton is located on approximately five acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to one of the major highways leading into Atlantic City. This location gives Atlantic City Hilton an advantage in attracting destination-oriented customers arriving by automobile or bus. This property features 804 guest rooms, approximately 60,000 square feet of casino space, seven restaurants, a 1,500 seat theater, and a spa. Atlantic City Hilton primarily focuses on personalized service for high-end and mid-market casino customers. During 1999 we renovated the ballroom and purchased new slot machines and slot technology at this property.

    In January 1998, we acquired the historic Atlantic City Country Club which features an 18-hole golf course, in Northfield, New Jersey, approximately a 10 minute drive from our Atlantic City properties. In 1999, renovations to the golf course were substantially completed and the course will open in spring of 2000 for the exclusive use of our guests.

    The Atlantic City casinos are open 24 hours a day, seven days a week for gaming activities, and feature table games and slot machines similar to those offered at our Nevada casino hotels. Atlantic City casinos do not contain sports books; however, Bally's Park Place and Caesars Atlantic City feature simulcast horse racing.

MISSISSIPPI CASINOS

    We own and operate five dockside casino hotels in the State of Mississippi:
Grand Casino Biloxi, Grand Casino Gulfport, Grand Casino Tunica, Sheraton Casino & Hotel and Bally's Saloon-Gambling Hall-Hotel.

GRAND CASINO BILOXI

    Grand Casino Biloxi is the largest dockside casino on the Mississippi Gulf Coast with approximately 302,000 square feet of interior space and is located on one of a few sites on the Mississippi Gulf Coast that permits east-west orientation, thus maximizing visibility from the highway. This location attracts both mid-market and budget travelers arriving for day trips or overnight stays via automobile and bus. It also draws the convention market with its 41,500 square feet of convention space. Grand Casino Biloxi features approximately 135,000 square feet of gaming space, seven restaurants, two 500-room hotels, a spa, a Grand Casino Kids Quest childcare entertainment center, and a 1,600-seat show theater. In December 1999, Grand Casino Biloxi expanded the Mississippi Long Bar area of the casino by 52,000 square feet, adding 25,000 square feet of gaming space and a new restaurant.

GRAND CASINO GULFPORT

    Grand Casino Gulfport is a dockside casino on the Mississippi Gulf Coast consisting of approximately 225,000 square feet of interior space that includes approximately 110,000 square feet of gaming area. Other amenities at this beachside resort include four restaurants, a Grand Casino Kids Quest, a tropical pool with a lazy river, an arcade, a 500-seat theater, a spa, a 400-room hotel and an additional 600-room hotel that opened in June 1999. The customer base at this property is primarily comprised of the local markets, arriving by automobile and bus.

    In 1999, we opened the Grand Bear Golf Course on the Mississippi Gulf Coast, strategically situated between the Grand Gulfport and Grand Biloxi properties. This 18-hole Jack Nicklaus designed course is considered the premier golf course in the region. In March 2000, the course was named as one of the top ten new courses to play in the United States by Golf Magazine. This course is exclusively available to our hotel and gaming guests.

GRAND CASINO TUNICA

    Grand Casino Tunica is located in Tunica County, Mississippi, approximately 15 miles south of the Memphis, Tennessee metropolitan area. Grand Casino Tunica is the largest dockside casino in Mississippi with one of the largest casino floors in the United States. Grand Casino Tunica is a 400,000 square foot, three-story, casino complex containing approximately 140,000 square feet of gaming space. Three hotels comprise an aggregate of 1,356 rooms, 600 of which were opened in March of 1999. To attract the mid-market, extended stay customers, the Grand Casino Tunica is complemented by six restaurants, an 18-hole professionally designed championship golf course and driving range, a spa, a recreational vehicle park and a sporting clay course. In July 1999, a clubhouse and golf school commenced operations at the golf course. This property also has a 2,600 seat event center, which opened in November 1999, featuring headline entertainers and sporting events.

OTHER MISSISSIPPI

    Sheraton Casino & Hotel and Bally's Saloon-Gambling Hall-Hotel are also located in Tunica County, Mississippi. Sheraton Casino & Hotel consists of 33,000 square feet of gaming space, an attached hotel with approximately 134 rooms and three restaurants and bars. Bally's Saloon-Gambling Hall- Hotel, primarily a 'locals' casino, features a 40,000 square foot dockside casino, a 235 room hotel, and an adjacent land-based facility with entertainment facilities and three restaurants.

INDIANA CASINO

    We manage and own an 82% interest in a joint venture that owns Caesars Indiana's "Glory of Rome" Riverboat, which at 450 feet long, 100 feet wide and four stories high, is the largest cruising riverboat casino in the U.S. with approximately 90,000 square feet of gaming space. This riverboat, which features five separate uniquely themed casinos, commenced operations in November of 1998 and is located in Harrison County, Indiana, across the Ohio River from the city of Louisville, Kentucky. Caesars Indiana is currently constructing a 170,000 square foot pavilion that will house retail space, restaurants, and a 1,500 seat sports and entertainment coliseum. Caesars Indiana is planning to begin construction on a 500-room hotel in 2000 and also has plans to build an 18-hole championship golf course.

    The Glory of Rome riverboat casino has been licensed to conduct gaming operations by the Indiana Gaming Commission pursuant to a license originally granted to RDI/Caesars Riverboat Casino, L.L.C., which we acquired from Starwood. We have submitted an application for transfer of the license to the Indiana Gaming Commission and expect the Indiana Gaming Commission to hold the required public hearing and to then consider our application for transfer. We expect the meeting of the Commission to be held in spring 2000 and anticipate receiving the necessary approvals for the transfer of the riverboat owner's license and the continued operation of the Glory of Rome by Park Place. In the event we do not receive the necessary approvals, we would be required to sell our interest in the joint venture that owns the casino.

    There exists an on-going archeological site review being conducted in connection with further development on the site of the Glory of Rome riverboat, which may postpone or adversely affect our plans to construct the hotel. We anticipate this review will be concluded within six months and further development decisions will be made at that time.

LOUISIANA CASINO

    We own a 49.9% interest in the Belle of Orleans, L.L.C. ("Belle") which owns Bally's Casino Lakeshore Resort, a 30,000 square foot riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrian in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. Metro Riverboat Associates, Inc. owns the other 50.1% of the Belle. We manage this casino under a management agreement with Belle. Results at this property have been impacted by the opening of a large land based casino located in downtown New Orleans in October 1999.

INTERNATIONAL CASINOS

AUSTRALIA

    We have a 19.9% ownership interest in Jupiters Limited, which owns Conrad Jupiters Gold Coast and Conrad International Treasury Casino Brisbane, both of which are located in Queensland, Australia. We also manage both of these properties. Conrad Jupiters is located on a beach in Broadbeach, Queensland and is surrounded by lush tropical gardens. This property, which is open 24 hours a day, features 609 rooms, approximately 70,000 square feet of gaming space, a convention center and a 1,000 seat showroom. There is also a health center with a pool, spa, tennis and squash courts and a gym. Conrad Treasury is located in the central business district of Brisbane, Queensland's capital city. The casino is approximately 65,000 square feet in total, located on three levels of a Victoria-era Treasury building. The 136 room hotel is located in the historic Lands Administration Building, featuring Edwardian Baroque architecture and historic sandstone walls. The Conrad International Treasury Casino, Brisbane has the exclusive right to conduct casino gaming in Brisbane until 2005. Both Conrad Jupiters and Conrad Treasury attract a significant portion of their customers from the local, as well as the interstate markets, while the individual premium players travel from various parts of Asia.

URUGUAY

    We have a 46.4% ownership interest in Baluma Holdings, SA which owns Conrad Resort & Casino Punta del Este, located on the beach in Punta del Este, Uruguay. We also manage this property which features 300 rooms and suites, both slot and table games, convention and meeting space, restaurants and shops, tennis courts, pools and a spa. The casino is open all year round and 24 hours a day during the high season from December through February. A significant percentage of Conrad Punta del Este's customers travel from Brazil and Argentina, therefore fluctuations in these countries' economies can affect this property's business.

CANADA

    We have a 50% ownership interest in Windsor Casino Limited, which operates Casino Windsor, a hotel/casino complex owned by the Province of Ontario, Canada. This property features a 100,000 square foot casino, 389 guest rooms, an 11,000 square foot ballroom and meeting rooms. Casino Windsor is located on the river in Windsor, Ontario, directly across the river from Detroit, Michigan. Future results at this property may be impacted by the newly opened casinos in Detroit.

    Metropolitan Entertainment Group, of which we have a 95% ownership interest, operates a casino at the Sheraton Halifax Hotel & Casino in Halifax, Nova Scotia, and also operates the Sheraton Casino Sydney, which is a stand-alone casino, in Sydney, Cape Breton, Nova Scotia. Metropolitan Entertainment Group funded the construction of the Nova Scotia properties and is being repaid, with interest, out of the operating revenues generated by the properties.

    Sheraton Halifax Hotel & Casino currently operates a 20,000 square foot
temporary casino in the lobby of the 350 room hotel.   The permanent casino,
which will be approximately 138,000 square feet in total, with 33,000 square feet of casino space, is currently being constructed a few blocks away from the hotel and is scheduled to open by summer 2000. The casino facility will also include a restaurant, food court, lounge and banquet room. Upon closing of the temporary casino, meeting rooms and a conference center are to be constructed at the hotel, with the focus of marketing efforts toward the convention guests.

    Sheraton Casino Sydney is attached to a local sports arena and features approximately 15,000 square feet of gaming space, a restaurant and a lounge. The customer base at this casino is comprised mostly of locals, with some junket play from Toronto and Montreal.

SOUTH AFRICA

    We have a 25% ownership interest in a joint venture that owns Caesars Gauteng and a 50% ownership interest in a joint venture that manages Caesars Guateng in Johannesburg, South Africa. This property commenced operations in December of 1998 with a 65,000 square foot temporary casino, an 80 room hotel, four restaurants and 14 meeting and banquet rooms. The permanent casino, which will also be approximately 65,000 square feet, is scheduled to open in the fall of 2000, along with an additional 200 room hotel, a theater and a retail concourse.

OTHER

    Park Place operates the Caesars Palace at Sea casinos on two cruise ships, the Symphony and the Harmony, which are owned by Crystal Cruises, Inc.. The casinos operate only when the ships are in international waters.

    The gaming industry is highly competitive; therefore obsolescence arising from age and condition of facilities is a factor. Accordingly, we expend, and intend to continue to expend, substantial funds to maintain our facilities in first-class condition in order to maintain our presence as among the premier properties in the market. These continuous maintenance projects include items such as room and casino refurbishments, continually upgrading to the latest slot and video gaming machines, and upgrading our information systems.

CREDIT POLICY

    We have extended credit on a discretionary basis to qualified patrons, especially at the Las Vegas Hilton and Caesars Palace, and to a much lesser extent at our other properties. We maintain strong controls over the extension of credit and perform extensive credit checks to determine each individual patron's creditworthiness. Collection of our customer's debts are aggressively pursued, although the ultimate collectibility of customer receivables is impacted by many factors including changes in economic conditions in the patrons' home countries, changes in currency exchange rates and judicial action.

CASH CONTROLS

    It is impractical for Park Place's casinos to record the total amount of wagers placed, although Park Place regularly determines the amount of chips issued for cash and credit. The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment in the hotels, and occupancy rates in the hotels and in Park Place's markets. The amount of revenue from gaming operations varies depending upon the amount of gaming activity as well as variations in the odds for different games and chance. Casino activities are conducted by experienced personnel who are well-trained and supervised. As is the case of any business that extensively involves the handling of cash, gaming operations at Park Place's casino hotels are subject to risk of substantial loss as a result of dishonesty. However, Park Place believes that it has reduced the risk to the fullest extent practicable without impeding play and within reasonable cost limitations through supervision of employees and other internal controls.

COMPETITION

    To the extent that the casino hotel capacity is expanded by others in a city where our casino hotels are located, competition will increase. Along with the extensive growth in the Las Vegas market over the past year, new capacity additions or new gaming operations in markets in which we operate could adversely impact our future operating results. Our competitors have announced other projects in Las Vegas which, if completed, will add significant casino space and hotel rooms to this market. Our business could also be adversely affected if gaming operations are permitted or established in locations near markets in which we operate. The business at our Nevada casinos could also be adversely affected if similar gaming operations were to be permitted under the laws of other states, particularly in California. The legalization of gaming operations in any jurisdictions located near Atlantic City, New Jersey, could affect our properties located there. Although we have not experienced a significant change in business as a result of the recent increase in supply in the Mississippi Gulf Coast, future expansion could have an adverse impact on our operations. Our interest in Windsor Casino has not yet been significantly affected by the addition of gaming across the river, in Detroit, Michigan.

    Gaming related referenda have been voted upon or are being proposed in several states which, if passed, could materially affect our business. Voters in California approved Proposition Five, which was proposed by California Indian tribes in a November 1998 election. This referendum sought to legalize games which several tribes operated in contravention of California and Federal law, which could lead to the expansion of gaming operations by California Indian tribes and could have a material adverse effect on our Nevada operations. A legal action was filed in California State court challenging the validity of Proposition Five under the California constitutions. On December 2, 1998, the California Supreme Court issued its decision on Proposition Five, concluding that Proposition Five is invalid because it violates a state constitutional ban on Nevada-style casino gambling. On September 10, 1999, nearly 60 Indian tribes and California's Governor signed tribal-state agreements that would legalize casino-style gambling in California. The agreements are contingent on a constitutional amendment that would give tribes the right to offer a limited number of slot machines and a range of house-banked card games. On
September 10, 1999, California lawmakers approved the constitutional amendment along with a separate measure ratifying the tribal-state agreements. On
March 7, 2000, California voters approved this amendment. A number of the Indian tribes have begun signing gaming compacts with the State of California. If the compacts are subsequently approved by the Federal government, casino-style gaming will be legal in California upon those tribal lands. At this time, we cannot determine the impact this will have on our Nevada casinos.

    In Mississippi, in three separate instances, referenda were proposed which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed referenda have been ruled illegal by Mississippi state trial court judges because, among other reasons, each of the proposed referenda failed to include required information regarding the anticipated effect of such a ban on government revenues. The proponents of the most recent referendum filed a notice of appeal of the trial court ruling with the Mississippi Supreme Court, requesting expedited action on the matter. The Mississippi Supreme Court has scheduled a hearing with respect to the matter for March 2000. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2002. It is likely at some point that a revised initiative will be filed which will adequately address the issues regarding the effect on government revenues of a prohibition of gaming in Mississippi. However, while it is too early in the process for us to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of which a referendum being approved by the voters, it such a referendum were passed and gaming were prohibited in Mississippi, it would have a material adverse on us and our Mississippi gaming operations.

ENVIRONMENTAL MATTERS

    Park Place, like others in our industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that
(i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, "Environmental Laws"). We endeavor to maintain compliance with Environmental Laws, but, from time to time, current or historical operations at our properties may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of its properties.

ARRANGEMENTS BETWEEN HILTON AND PARK PLACE

    In connection with the spin-off of Park Place form Hilton Hotels Corporation, Hilton and Park Place entered into several agreements governing their relationship after the spin-off.

TRADEMARK ASSIGNMENT AND LICENSE AGREEMENT

    Under the terms of the Assignment and License Agreement (the "Hilton Trademark Agreement") entered into by and among Hilton, Park Place and Conrad International Royalty Corporation ("Conrad"), Hilton agreed to license to Park Place certain trademarks used in the Hilton gaming business, including the trademarks "Flamingo's," "Bally's" and any other marks obtained by Hilton or its subsidiaries as a result of the acquisition of Bally by Hilton. Hilton and Conrad also granted to Park Place a nonexclusive right to use (1) the "Hilton" mark solely in connection with the operation of the Hilton Casino Hotels in the United States and in connection with the advertising and promotion of such hotels worldwide; and (2) the "Conrad" mark solely in connection with the operation of Conrad gaming properties and in connection with the advertising and promotion of such properties worldwide.

    Park Place's license with respect to the "Hilton" mark is for a term of five years following December 31, 1998, except with respect to the Atlantic City Hilton, Las Vegas Hilton and the Reno Hilton, in which case, the term is ten years from December 31, 1998. Park Place's license with respect to the "Conrad" mark is for the duration of the respective Conrad License Agreements for the gaming properties (as defined in the Hilton Trademark Agreement).

    During the initial two-year term of the license, Park Place pays no royalty fees to Hilton. Beginning January 1, 2001, Park Place will pay a license fee of 3% of the "Net Room Revenues" of each hotel that is branded with the "Hilton" mark; however, with respect to the Las Vegas Hilton, the Reno Hilton and the Atlantic City Hilton, Park Place will pay a fixed fee of $5 million per year after the initial two-year term of the license. Park Place pays no royalty fees to Conrad for use of the "Conrad" mark.

    During the initial two-year term, Park Place is required to use the "Hilton" mark at each of its Hilton Casino Hotels; thereafter, Park Place may terminate such use upon six months' written notice. However, with respect to the Atlantic City Hilton, the Las Vegas Hilton and/or the Reno Hilton, Park Place may terminate the use (1) after five years upon six months written notice or
(2) upon sale of the Atlantic City Hilton, Las Vegas Hilton and/or the Reno Hilton, and as an additional condition of both (1) and (2) herein, upon the payment of the present discounted value of the yearly fee due for the remainder of the ten-year term.

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

ARRANGEMENTS BETWEEN GRAND AND LAKES

    On December 31, 1998, Grand Casinos, Inc. completed a tax free spin-off of its non-Mississippi assets with a distribution to the holders of its common stock shares of Lakes Gaming, Inc., a new publicly held company. Lakes conducts the former Grand gaming business located outside the state of Mississippi. Upon completion of the Grand spin-off to Lakes, Park Place merged with Grand.

    Pursuant to the Grand spin-off, Grand and Lakes allocated between them Grand's assets and liabilities related to the Mississippi business and the non-Mississippi business. Grand and Lakes also entered into certain other agreements governing their relationship following consummation of the Grand spin-off.

INTELLECTUAL PROPERTY LICENSE AGREEMENT

    In the Grand spin-off, Grand retained all of its right, title, and interest in certain trademarks, including the trademarks "Grand Casinos," "Grand Advantage Players Club," "Grand Casino Kid Quest," "Marketplace Buffet," "Rapid Change," "Show & Tell Blackjack," and "There's More Than One Reason To Call Us Grand." Pursuant to the terms of an Intellectual Property License Agreement entered into between Grand and Lakes, Grand granted Lakes a royalty-free and non-exclusive right and license to use the intellectual property solely in connection with Lakes' management of certain facilities for the Mille Lacs Band of Chippewa Indians (the "Minnesota Tribe") and the Coushatta Tribe of Louisiana and the Tunica-Biloxi Tribe of Louisiana.

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

REGULATION AND LICENSING

    Each of our casinos is subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdiction where located or docked. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports respecting the gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

    Under provisions of gaming laws in which we have operations and under our Amended and Restated Certificate of Incorporation, certain of our securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of our securities to dispose of the securities or, if the holder refuses to dispose of the securities, we may be obligated to repurchase the securities.

    Each holder of a note, by accepting any note, will be deemed to have agreed to be bound by the requirements imposed on holders of our debt securities by the gaming authority of any jurisdiction in which we or any of our subsidiaries conducts or proposes to conduct gaming activity. See "Description of Notes--Mandatory Disposition Pursuant to Gaming Laws." In addition, the indenture governing the notes provides that each holder and beneficial owner thereof, by accepting or otherwise acquiring an interest in any of the notes, will be deemed to have agreed that if the gaming authority of any jurisdiction in which we or any of our subsidiaries conducts or proposes to conduct gaming requires that a person who is a holder or beneficial owner must be licensed, qualified or found suitable under applicable gaming laws, the holder or beneficial owner will apply for a license, qualification or finding of suitability within the required time period. If the person fails to apply or become licensed or qualified or is found unsuitable, we will have the right, at our option:

    (1) to require the person to dispose of its notes or beneficial interest therein within 30 days of receipt of notice of our election or an earlier date as may be requested or prescribed by the Gaming Authority; or

    (2) to redeem the notes at a redemption price equal to the lesser of:

       (A) the person's cost; or

       (B) 100% of the principal amount, plus accrued and unpaid interest to the earlier of the redemption date and the date of the finding of unsuitability, which may be less than 30 days following the notice of redemption if so requested or prescribed by the Gaming Authority.

We will notify the trustee under the indenture in writing of any such redemption as soon as practicable. We will not be responsible for any costs or expenses any such holder or beneficial owner may incur in connection with its application for a license, qualification or finding of suitability.

NEVADA GAMING LAWS

    The ownership and operation of casino gaming facilities in the State of Nevada, such as those at the Las Vegas Hilton, the Flamingo Hilton Las Vegas, Bally's Las Vegas, Paris Las Vegas, the Flamingo Hilton Laughlin, the Reno Hilton, the Flamingo Hilton Reno, Caesars Palace and Caesars Tahoe are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and various local regulations. Our Nevada gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and, depending on the facility's location, the Clark County Liquor and Gaming Licensing Board and the City of Reno, which we refer to collectively as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

    - the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

    - the establishment and maintenance of responsible accounting practices and procedures;

    - the maintenance of effective controls over the financial practices of licensees, including the establishment and maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

    - the prevention of cheating and fraudulent practices; and

    - providing a source of state and local revenues through taxation and licensing fees.

    Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

    Each of our subsidiaries that currently operates a casino in Nevada is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. We are required to be registered by the Nevada Gaming Commission as a publicly traded corporation and as such, are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed casino without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and our licensed subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or any of our licensed subsidiaries in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Our and the licensed subsidiaries' officers, directors and key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or any licensed subsidiary, we and the licensed subsidiary would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us or a licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

    We and all licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all of our or a licensed subsidiaries' material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

    If the Nevada Gaming Commission determined that we or a licensed subsidiary violated the Nevada Gaming Control Act, it could limit, condition, suspend or revoke our gaming licenses. In addition, we, the licensed subsidiary, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act at the discretion of the Nevada Gaming Commission. Further, a supervisor could be appointed by the Nevada Gaming Commission to operate a licensed subsidiary's gaming establishment and, under specified circumstances, earnings generated during the supervisor's appointment, except for the reasonable rental value of the premises, could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license of a licensed subsidiary and the appointment of a supervisor could, or revocation of any gaming license would, have a material adverse effect on our gaming operations.

    Any beneficial holder of our common stock, or any of our other voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have that person's suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Gaming Control Act requires any person who acquires a beneficial ownership of more than 5% of our voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds our voting securities for investment purposes only. An institutional investor will be deemed to hold our voting securities for investment purposes if it acquired and holds our voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

    - the election of a majority of the members of the our board of directors;

    - any change in our corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates; or

    - any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.

    Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

    - voting on all matters voted on by stockholders;

    - making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

    - other activities as that the Nevada Gaming Commission may determine to be consistent with investment intent. If the beneficial holder of our voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we:

    - pay that person any dividend or interest upon any of our voting securities;

    - allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

    - pay remuneration in any form to that person for services rendered or otherwise; or

    - fail to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities including, if necessary, the immediate purchase of such voting securities for cash at fair market value. Additionally, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

    The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered publicly traded corporation, to file applications, be investigated and be found suitable to own the debt security of the registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then pursuant to the Nevada Gaming Control Act, the registered publicly traded corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

    - pays to the unsuitable person any dividend, interest or any distribution whatsoever;

    - recognizes any voting right by such unsuitable person in connection with such securities;

    - pays the unsuitable person remuneration in any form; or

    - makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

    We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Gaming Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act. To date, the Nevada Gaming Commission has not imposed that requirement on us.

    We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the securities or the proceeds therefrom to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes. On December 17, 1998, the Nevada Gaming Commission granted us prior approval to make public offerings for a period of two years, subject to specified conditions, which we refer to as the "shelf approval." The shelf approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for the licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations issued by, us or an affiliate in a public offering under the shelf registration. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries. The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities offered by the offering memorandum. Any representation to the contrary is unlawful.

    We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control of us. Entities seeking to acquire control of a registered publicly-traded corporation must satisfy the Nevada Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards before assuming control of the registered corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

    - assure the financial stability of corporate gaming operators and their affiliates;

    - preserve the beneficial aspects of conducting business in the corporate form; and

    - promote a neutral environment for the orderly governance of corporate affairs.

    Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of us.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

    - a percentage of the gross revenues received;

    - the number of gaming devices operated; or

    - the number of table games operated.

    A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.25% of gross revenues.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Control Board of the licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

    - knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

    - fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

    - engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

    - employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages at establishments operated by a licensed subsidiary is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and revocation would, have a material adverse effect upon the operations of the licensed subsidiary.

NEW JERSEY GAMING LAWS

    The ownership and operation of casino gaming facilities in Atlantic City are subject to the New Jersey Casino Control Act, regulations of the New Jersey Casino Control Commission and other applicable laws. No casino may operate unless it obtains the required permits or licenses and approvals from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming and gaming related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily:

    - the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations;

    - the nature of casino hotel facilities; and

    - the operating methods and financial and accounting practices used in connection with the casino operations.

    The State of New Jersey imposes taxes on gaming operations at the rate of 8% of gross gaming revenues. In addition, the New Jersey Act provides for an investment alternative tax of 2.5% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenues, which are obtained by purchasing bonds issued by, or investing in housing or other development projects approved by, the Casino Reinvestment Development Authority.

    The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to four years, subject to discretionary reopening of the licensing hearing by the New Jersey Commission at any time. A casino license must be renewed by filing an application which must be acted on by the New Jersey Commission before the license in force expires. At any time, upon a finding of disqualification or noncompliance, the New Jersey Commission may revoke or suspend a license or impose fines or other penalties.

    The New Jersey Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier of a casino licensee. "Security" is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity, such as common stock or preferred stock, or a creditor interest in an entity, such as a bond, note or mortgage. The New Jersey Act requires that the corporate charter of a publicly-traded affiliate of a casino licensee must require that a holder of the company's securities who is disqualified by the New Jersey Commission dispose of the securities. The corporate charter of a casino licensee or any privately-held affiliate of the licensee must:

    - establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company; and

    - create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company if the New Jersey Commission disapproves a transfer of the security under the New Jersey Act.

    The New Jersey Commission has approved our corporate charter. The corporate charters of our subsidiaries that operate Bally's Park Place, the Atlantic City Hilton, and Caesars Atlantic City and their privately-held affiliates likewise conform to the New Jersey Act's requirements described above for privately-held companies.

    If the New Jersey Commission finds that an individual owner or holder of securities of a corporate licensee or an affiliate of the corporate licensee is not qualified under the New Jersey Act, the New Jersey Commission may propose remedial action, including divestiture of the securities held. If disqualified persons fail to divest themselves of the securities, the New Jersey Commission may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly-traded company, and the New Jersey Commission makes a finding of disqualification with respect to any owner or holder of any security thereof, and the New Jersey Commission also finds that:

    - the company has adopted the charter provisions;

    - the company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified owner or holder; and

    - the disqualified owner or holder does not have the ability to control the corporate licensee or the affiliate, or to elect one or more members of the board of directors of the affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified owner or holder.

    For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly-traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if the holder owns or beneficially holds 5% or more of any class of the equity securities of the corporation, unless the security holder rebuts the presumption of control or ability to elect by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly-traded holding or intermediary company of a casino licensee and:

    - the holdings were purchased for investment purposes only;

    - there is no cause to believe the institutional investor may be found unqualified; and

    - upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10% or more of the securities upon a showing of good cause and if the conditions specified above are met.

    With respect to debt securities, the New Jersey Commission generally requires a person holding 15% or more of a debt issue of a publicly-traded affiliate of a casino licensee to qualify under the New Jersey Act. We cannot assure you that the New Jersey Commission will continue to apply the 15% threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. The New Jersey Commission may make an exception to the qualification requirement for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is less than 20% of the total outstanding debt of the affiliate and less than 50% of any outstanding publicly-traded issue of the debt, and if the institutional investor meets the conditions specified in the above paragraph. As with equity securities, the New Jersey Commission may grant a waiver of qualification to institutional investors holding larger positions upon a showing of good cause and if the institutional investor meets all of the conditions specified in the above paragraph.

    Generally, the New Jersey Commission would require each institutional holder seeking a waiver of qualification to execute a certificate stating that:

    - the holder has reviewed the definition of institutional investor under the New Jersey Act and believes that it meets the definition of institutional investor;

    - the holder purchased the securities for investment purposes only and holds them in the ordinary course of business;

    - the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate; and

    - if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it will provide not less than 30 days' notice of its intent and will file with the New Jersey Commission an application for qualification before taking the action.

    Beginning on the date the New Jersey Commission serves notice on a corporate licensee or an affiliate of the corporate licensee that a security holder of the corporation has been disqualified, it will be unlawful for the security holder to:

    - receive any dividends or interest upon the securities;

    - exercise, directly or through any trustee or nominee, any right conferred by the securities; or

    - receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

    Persons who are required to qualify under the New Jersey Act because they hold debt or equity securities, and are not already qualified, are required to place the securities into an interim casino authorization trust pending qualification. Unless and until the New Jersey Commission has reason to believe that the investor may not qualify, the investor will retain the ability to direct the trustee how to vote, or whether to dispose of, the securities. If at any time the New Jersey Commission finds reasonable cause to believe that the investor may be found unqualified, it can order the trust to become "operative," in which case the investor will lose voting power, if any, over the securities but will retain the right to petition the New Jersey Commission to order the trustee to dispose of the securities.

    Once an interim casino authorization trust is created and funded, and regardless of whether it becomes operative, the investor has no right to receive a return on the investment until the investor becomes qualified. Should an investor ultimately be found unqualified, the trustee would dispose of the trust property, and the proceeds would be distributed to the unqualified applicant only in an amount not exceeding the actual cost of the trust property. Any excess proceeds would be paid to the State of New Jersey. If the securities were sold by the trustee pending qualification, the investor would receive only actual cost, with disposition of the remainder of the proceeds, if any, to await the investor's qualification hearing.

    If the New Jersey Commission determines that a licensee has violated the New Jersey Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person who is required to qualify under the New Jersey Act fails to qualify, including a security holder who fails to qualify and does not dispose of securities as may be required by the New Jersey Act, with the exception discussed above for publicly-traded affiliates, the licensee could have its license suspended or revoked.

    If a casino license is not renewed, is suspended for more than 120 days or is revoked, the New Jersey Commission can appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the casino hotel of a suspended licensee or with operating and disposing of the casino hotel of a former licensee. The suspended licensee or former licensee would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the New Jersey Commission. Suspension or revocation of any licenses or the appointment of a conservator by the New Jersey Commission would have a material adverse effect on the businesses of our Atlantic City casino hotels.

MISSISSIPPI GAMING LAWS

    The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

    The Mississippi Gaming Control Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Gaming Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

    The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

    - prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

    - establish and maintain responsible accounting practices and procedures;

    - maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

    - prevent cheating and fraudulent practices;

    - provide a source of state and local revenues through taxation and licensing fees; and

    - ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

    The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of our securities. Changes in Mississippi law or regulations may limit or otherwise materially affect the types of gaming that may be conducted and could have an adverse effect on us and our Mississippi gaming operations.

    The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 2000, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

    We and each of our Mississippi licensee affiliates are subject to the licensing and regulatory control of the Mississippi Gaming Commission. We are registered under the Mississippi Act as a publicly-traded holding company of our Mississippi licensee affiliates and will be required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If we are unable to satisfy the registration requirements of the Mississippi Act, we and our affiliates cannot own or operate gaming facilities in Mississippi. Each of our Mississippi licensee affiliates must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. The Mississippi Gaming Commission issues the licenses.

    Gaming licenses are not transferable, are issued for a three-year period (and may be continued for two additional three year periods) and must be renewed periodically thereafter. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission.

    Certain of our officers and employees and the officers, directors and key employees of our licensed Mississippi subsidiaries must be found suitable or be licensed by the Mississippi Gaming Commission. We believe we have applied for all necessary findings of suitability with respect to these persons, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require us and our registered or licensed subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in their capacities.

    Employees associated with gaming must obtain work permits that are subject to immediate suspension. The Mississippi Gaming Commission will refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed various misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

    At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any of our record or beneficial stockholders. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly-traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public company's common stock. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 10% of a registered public company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond the time that the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. We are subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our licensed subsidiaries, we:

    - pay the unsuitable person any dividend or other distribution upon our voting securities;

    - recognize the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

    - pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances; or

    - fail to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

    We may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Act the Mississippi Gaming Commission may, in its discretion:

    - require holders of debt securities of registered corporations to file applications;

    - investigate the holders; and

    - require the holders to be found suitable to own the debt securities.

    Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt or equity securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with the investigation.

    Each of our Mississippi licensed subsidiaries must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and we must maintain in Mississippi a current list of our stockholders which must reflect the record ownership of each outstanding share of any equity security issued by us. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any of our securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make that disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner.

    The Mississippi Act requires that the certificates representing securities of a registered publicly-traded corporation bear a legend to the general effect that the securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has granted us an exemption from this legend requirement. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of our securities at any time.

    Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. We may not make a public offering of our securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We received a waiver of the prior approval requirement for our securities offerings, subject to certain conditions.

    Under the regulations of the Mississippi Gaming Commission, none of our gaming licensees may guarantee a security issued by us pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by us, without the prior approval of the Mississippi Gaming Commission. Similarly, we may not pledge the stock or other ownership interests of any of our gaming licensees, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by our Mississippi licensees and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Gaming Commission. We have received approvals from the Mississippi Gaming Commission for such guarantees, pledges and restrictions, subject to certain conditions.

    We cannot change our control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly-traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

    - assure the financial stability of corporate gaming operators and their affiliates;

    - preserve the beneficial aspects of conducting business in the corporate form; and

    - promote a neutral environment for the orderly governance of corporate affairs.

    We may be required to obtain approval from the Mississippi Gaming Commission before we may make exceptional repurchases of voting securities in excess of the current market price of our common stock (commonly called "greenmail") or before we may consummate a corporate acquisition opposed by management. Mississippi's gaming regulations will also require prior approval by the Mississippi Gaming Commission if we adopt a plan of recapitalization proposed by our board of directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of us.

    Neither we nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require determinations that there are means for the Mississippi Gaming Commission to have access to information concerning our and our affiliates out-of-state gaming operations. We received a waiver of foreign gaming approval from the Mississippi Gaming Commission for our operations in other jurisdictions, but may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

    If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, we, the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could, and revocation of any gaming license would, materially adversely affect our Mississippi gaming operations.

    A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

    - a percentage of the gross gaming revenues received by the casino operation;

    - the number of slot machines operated by the casino; or

    - the number of table games operated by the casino.

    The license fee payable to the State of Mississippi is based upon "gaming receipts," generally defined as gross receipts less payouts to customers as winnings, and equals:

    - 4% of gaming receipts of $50,000 or less per month;

    - 6% of gaming receipts over $50,000 and less than $134,000 per month; and

    - 8% of gaming receipts over $134,000.

    These license fees are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which our casino operations are located, equals approximately 4% of the gaming receipts.

    The Mississippi Gaming Commission has adopted a regulation requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. We believe we are in compliance with this requirement. Recently, the Mississippi Gaming Commission adopted a regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase.

    Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by our subsidiaries. All of our Mississippi casinos are in areas designated as special resort areas, which allows the casinos to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the casino's operations. Our and our Mississippi casinos' key officers and managers must be investigated by the Alcohol Beverage Control Division in connection with its liquor permits and changes in key positions must be approved by the Alcohol Beverage Control Division.

LOUISIANA GAMING LAWS

    The ownership and operation of a riverboat gaming vessel in the State of Louisiana is subject to the Louisiana Riverboat Economic Development and Gaming Control Act. The Louisiana Gaming Control Board regulates gaming activities. The Louisiana Board is responsible for investigating the background of all applicants seeking a riverboat gaming license, issuing the license and enforcing the laws, rules and regulations relating to riverboat gaming activities.

    The Louisiana Board must find suitable the applicant, its officers, directors, key personnel, partners and persons holding a 5% or greater interest in the holder of a gaming license. The Louisiana Board may, in its discretion, also review the suitability of other security holders of, or persons affiliated with, a licensee. This finding of suitability requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. Our Louisiana affiliate, Bally's Louisiana, Inc., has filed the required forms with the Louisiana regulatory authorities with respect to a finding of suitability.

    On March 24, 1994, the Louisiana Board's predecessor issued a riverboat gaming license to Belle of Orleans, L.L.C., a limited liability company in which we have a 49.9% interest. Belle of Orleans, L.L.C. commenced riverboat gaming operations in New Orleans on July 9, 1995. We are engaged in litigation with our 50.1% partner in the Belle of Orleans, L.L.C. See "Business and Properties of Park Place--Legal Proceedings" and Note 17 to our audited financial statements for a description of this litigation.

    The Louisiana Act prohibits the transfer of a Louisiana gaming license. The Louisiana Board must approve the sale, assignment, transfer, pledge or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license and the Louisiana Board must find the transferee suitable. In addition, the Louisiana Board must approve certain contracts and leases entered into by a licensee and enterprises which transact business with the licensee must be licensed.

    If a security holder of a licensee is found unsuitable, it will be unlawful for the security holder to:

    - receive any dividend or interest with regard to the securities;

    - exercise, directly or indirectly, any rights conferred by the securities;
      or

    - receive any remuneration from the licensee for services rendered or otherwise.

    The Louisiana Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee. The State of Louisiana taxes gaming operations at the rate of 18.5% of net gaming proceeds.

    On April 19, 1996, the Louisiana legislature approved legislation mandating statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit three individual types of gaming. On November 5, 1996, Louisiana voters determined whether each of the following types of gaming would be prohibited or permitted in the following described Louisiana parishes:

    - the operation of video draw poker devices in each parish;

    - the conduct of riverboat gaming in each parish that is contiguous to a statutorily designated river or waterway; or

    - the conduct of land-based casino gaming operations in Orleans Parish.

    In Orleans Parish, where our riverboat casino currently operates, a majority of the voters elected to continue to permit the three types of gaming described above. The current legislation does not provide for any moratorium on future local elections on gaming. Further, the current legislation does not provide for any moratorium that must expire before future local elections on gaming could be mandated or allowed. In addition, a change of berth by a licensee would require voter approval in the parish in which the new berth is located.

DELAWARE GAMING LAWS

    Video lottery operations in the State of Delaware are regulated by the Delaware State Lottery Office through the powers delegated to the Director of the lottery pursuant to Title 29 of the Delaware code. Under Delaware's video lottery program, video lottery machines are permitted at Delaware's licensed horse racing tracks.

    Any person seeking to contract with the Delaware State Lottery Office for the provision of goods or services related to video lottery operations, including management services such as those we provide with respect to video lottery operation at the Dover Downs race track in Delaware, must be licensed by the Delaware State Lottery Office as a "technology provider." It is the ongoing duty of each technology provider licensee to notify the Director of the lottery of any change in officers, partners, directors, key employees, video lottery operations employees or owners, collectively the "key individuals." An owner is a person who owns, directly or indirectly, ten percent or more of an applicant or licensee. Key individuals are subject to a background investigation, and the failure of a key individual to satisfy a background investigation may constitute "cause" for the suspension or revocation of the technology provider's license.

INDIANA GAMING LAWS

    Our Indiana casino riverboat operations are subject to the Indiana Riverboat Gambling Act and the licensing and regulatory control of the Indiana Gaming Commission, as well as various local, county and state regulatory agencies.

    The Indiana Riverboat Act authorizes the issuance of up to 11 riverboat gaming licenses on waterways located in Indiana. The Indiana Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Indiana, including comprehensive law enforcement provisions. The Indiana Riverboat Act vests the Indiana Gaming Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in the State of Indiana. The Indiana Gaming Commission's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Indiana.

    The Indiana Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. A licensee may own no more than a 10% interest in any other owner's license.

    The Indiana Riverboat Act restricts the granting of the 11 owner's licenses by location, with five to be awarded for riverboats operating in specific cities on Lake Michigan, five to be awarded for riverboats operating on the Ohio River, and one to be awarded for a riverboat operating on Patoka Lake. The Indiana Gaming Commission has not considered applicants for the eleventh license since the Patoka Lake site has been determined by the U.S. Army Corps of Engineers to be unsuitable for a casino vessel project.

    Each owner's license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner's license pursuant to the Indiana Riverboat Act and the rules and regulations adopted thereunder. All riverboat licensees have a continuing duty to maintain suitability for licensure and are required to notify the Indiana Gaming Commission of any material change in the information submitted in its application or any other matter which would render the licensee ineligible. An owner's license does not create a property right but is a revocable privilege contingent upon continuing suitability for licensure. A licensed owner undergoes a complete investigation every three years.

    The Indiana Gaming Commission may revoke, restrict or suspend an owner's license at any time that the Indiana Gaming Commission determines the licensee is in violation of the Indiana Riverboat Act or the rules and regulations of the Indiana Gaming Commission or if the Indiana Gaming Commission determines revocation of the license is in the best interest of the State of Indiana and will protect and enhance the credibility and integrity of riverboat gambling operations. If the Indiana Gaming Commission determines that a licensee is in violation of the Indiana Riverboat Act or the rules and regulations promulgated by the Indiana Gaming Commission, the Indiana Gaming Commission may initiate a disciplinary proceeding to revoke, restrict or suspend the license or take such other action, including imposition of civil penalties, that the Indiana Gaming Commission deems necessary. If for any reason the license is terminated, the assets of the riverboat gambling operation must be secured and cannot be disposed of without the approval of the Indiana Gaming Commission and the licensee remains under the jurisdiction of the Indiana Gaming Commission until all matters related to the license have been resolved.

    A licensed owner may apply for and may hold other licenses that are necessary for the operation of a riverboat, including licenses to sell alcoholic beverages, a license to prepare and serve food and any other necessary license. Furthermore, the Indiana Riverboat Act requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices, and supplies and certain other suppliers be licensed.

    Applicants for licensure must submit comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every shareholder or participant of the applicant and provide specific information with respect to certain shareholders holding significant interests, 5% or greater, in the applicant. The Indiana Gaming Commission has the authority to request specific information on any shareholder.

    The Glory of Rome riverboat casino has been licensed to conduct gaming operations by the Indiana Gaming Commission pursuant to a license originally granted to RDI/Caesars Riverboat Casino, L.L.C., which we acquired from Starwood. An ownership interest in an owner's riverboat license may only be transferred after receiving approval from the Indiana Gaming Commission and upon compliance with the regulations issued under the Indiana Riverboat Act. We have submitted an application for transfer of the riverboat owner's license to the Indiana Gaming Commission and expect the Indiana Gaming Commission to hold the required public hearing and to then consider our application for transfer. We expect the meeting of the Commission to be held in Spring 2000 and anticipate receiving the necessary approvals for the transfer of the riverboat owner's license and the continued operation of the Glory of Rome by Park Place. In the event we do not receive the necessary approvals, we would be required to sell our interest in the joint venture that owns the casino.

    A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against an owner's riverboat gaming license.

    The Indiana Riverboat Act does not limit the maximum bet or per patron loss. Minimum and maximum wagers on games are set by the licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat.

    Riverboats operating in Indiana must (1) have a valid certificate of inspection from the U.S. Coast Guard to carry at least 500 passengers; and
(2) be at least 150 feet long. In addition, any riverboat that operates on the Ohio River must replicate, as nearly as possible, historic Indiana steamboat passenger vessels of the nineteenth century.

    Gaming sessions are generally required to be at least two hours and are limited to a maximum duration of four hours. No gaming may be conducted while the boat is docked, except:

    - for 30-minute time periods at the beginning and end of each cruise while the passengers are embarking and disembarking, in which case total gaming time is limited to four hours, including the pre- and post-docking periods; and

    - when weather or water conditions prevent the boat from cruising.

    The Indiana Gaming Commission may grant extended cruise hours in its discretion. If the master of the riverboat reasonably determines and certifies in writing that specific weather conditions or water conditions present a danger to the riverboat and the riverboat's passengers and crew, the riverboat may remain docked and gaming may take place until the master determines that the conditions have sufficiently diminished for the riverboat to safely proceed or the duration of the authorized excursion has expired.

    After consultation with the U.S. Army Corps of Engineers, the Indiana Gaming Commission may determine the available navigable waterways that are suitable for the operation of riverboats under the Indiana Riverboat Act. If the U.S. Army Corps of Engineers rescinds an approval for the operation of riverboats on a waterway, a license issued under the Indiana Riverboat Act is void and the holder may not conduct or continue gaming operations under the Indiana Riverboat Act. The Indiana Gaming Commission requires employees working on a riverboat to have a valid merchant marine document from the U.S. Coast Guard.

    The Indiana Riverboat Act imposes a 20% wagering tax on adjusted gross receipts from gaming. The tax imposed is to be paid by the licensed owner to the Indiana Department of State Revenue before the close of the business day following the day when the wagers are made. The Indiana Riverboat Act also requires that licensees pay a $3.00 admission tax for each person admitted to a gaming excursion. A riverboat license may be suspended for failure to pay such tax. The Indiana Gaming Commission also has promulgated regulations requiring riverboat owners to reimburse the Indiana Gaming Commission for the costs of inspectors and agents required to be present during the conduct of gambling operations. Further, the Indiana Gaming Commission may impose other fees and assessments. Riverboats are assessed for property tax purposes as real property and are taxed at rates determined by local taxing authorities. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales on a riverboat.

    The Indiana Gaming Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Riverboat Act, the rules and regulations of the Indiana Gaming Commission, or for an owner's license if the licensee has not begun regular riverboat excursions prior to the end of the twelve month period following receipt of a license from the Indiana Gaming Commission or if the Indiana Gaming Commission determines that the revocation of the license is in the best interests of the State of Indiana. A holder of a gaming license is required to post bond with the Indiana Gaming Commission in an amount that a local community will expend for infrastructure and other facilities associated with a riverboat operation.

    The Indiana Riverboat Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises.

    An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability. A person, other than an institutional investor, who acquires a direct or indirect beneficial ownership interest of 5% or more of any riverboat licensee, through any class of voting securities of the licensee or a holding company or intermediary company of the licensee, other than an institutional investor, is required to apply to the Indiana Gaming Commission for a finding of suitability.

    A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods and services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission. The Indiana Gaming Commission has a rule requiring the reporting of certain currency transactions, which is similar to that required by Federal authorities.

    A riverboat owner licensee or applicant (or affiliate thereof) may not enter into a debt transaction of $1.0 million or more, including the issuance of the notes, without the prior approval of the Indiana Gaming Commission. The Indiana Gaming Commission rules require that:

    - a written request for approval of the debt transaction, along with relevant information regarding the debt transaction, be submitted to the Indiana Gaming Commission at least ten days prior to a scheduled meeting of the Indiana Gaming Commission;

    - a representative of the riverboat licensee or applicant be present at the meeting to answer any questions; and

    - a decision regarding the approval of the debt transaction be issued by the Indiana Gaming Commission at the next following meeting. The Indiana Gaming Commission rules also authorize the Executive Director of the Indiana Gaming Commission to waive certain requirements.

    The Indiana Riverboat Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee or by an officer of a person that holds at least a 1% interest in the licensee. The Indiana Gaming Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license of officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

    The Indiana Gaming Commission adopted a rule which prohibits a distribution, except to allow payment of taxes, by a riverboat licensee to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has adopted a rule which requires riverboat licensees to maintain, on a quarterly basis, a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

QUEENSLAND GAMING LAWS

    Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including us, our subsidiary that manages the Conrad Jupiters, Gold Coast and the Conrad International Treasury Casino, Brisbane and their principal stockholders, directors and officers, must be found suitable and/or licensed. A casino license once issued remains in force until surrendered or canceled. Queensland law defines the grounds for cancellation and, in that event, an administrator may be appointed to assume control of the casino hotel complex. The Queensland authorities have also conducted an investigation of, and have found suitable, us and our subsidiary BI Gaming Corporation, which holds our Australian gaming assets.

    Queensland imposes taxes on gaming operations at the rate of 20% of gross gaming revenues, except that gaming revenues arising from persons or groups participating in special flight programs or "junkets" are taxed at a 10% rate. A casino community benefit levy of 1% of gross gaming revenues is also imposed.

URUGUAY GAMING LAWS

    Uruguay also has laws and regulations governing the establishment and operation of casino gaming. The Internal Auditors Bureau of Uruguay, under the authority of the Executive Power of the Oriental Republic of Uruguay, is responsible for establishing the terms under which casino operations are conducted, including suitability requirements of persons associated with gaming operations, authorized games, specifications for gaming equipment, security, surveillance and compliance. The Executive Power of the Oriental Republic of Uruguay has authorized Baluma S.A., a corporation duly organized and existing under the laws of the Oriental Republic of Uruguay, as owner of the Conrad International Punta del Este

Resort & Casino to conduct casino operations. The authorization was granted based on the expertise and financial suitability of Hilton and its subsidiary Conrad International Hotels Corporation, which acted as manager of the Punta del Este Resort & Casino. By resolution dated December 29, 1998, the Executive Power of the Oriental Republic of Uruguay authorized the replacement of Conrad International Hotels Corporation by B I Gaming Corporation, a subsidiary of ours, as manager of the Punta del Este Resort & Casino, subject to the fulfillment of formal requirements set forth in the resolution. Documents to comply with the referred formal requirements were submitted in due time. The Internal Auditors Bureau has reviewed the documents and recommended to the Executive Power of the Oriental Republic of Uruguay to declare that requirements made by resolution dated December 29, 1998 have been complied with.

    Uruguay imposes a casino concession fee on gaming operations conducted by the Punta del Este Resort & Casino at a fixed amount per fiscal year. For the years ending December 31, 1997, 1998 and 1999, the casino concession fee imposed is $3.2 million, $3.3 million and $3.3 million, respectively.

ONTARIO, CANADA, GAMING LAWS

    Our Ontario casino gaming operations are subject to the regulatory control of the Ontario Alcohol and Gaming Commission pursuant to the Ontario Gaming Control Act and certain contractual obligations to the Ontario Casino Corporation, a provincial crown corporation owned by the Province of Ontario.

    We own 50% of Windsor Casino Limited, which operates the casino in Windsor, Ontario, Canada, on behalf of the Ontario Casino Corporation, pursuant to an operating agreement with the Ontario Casino Corporation. The operating agreement imposes certain obligations on Windsor Casino Limited relating to the operation of the Windsor Casino. Pursuant to a support agreement between the shareholders of Windsor Casino Limited and the Ontario Casino Corporation, the shareholders, including us, have certain obligations relating to the operation of Windsor Casino Limited.

    Windsor Casino Limited is required under the Ontario Gaming Control Act to be registered as a gaming operator with the Ontario Alcohol and Gaming Commission and must operate in accordance with the terms and conditions of its registration.

    Pursuant to the Ontario Gaming Control Act and the terms of Windsor Casino Limited's registration, the Registrar of the Ontario Commission must approve any change in the directors or officers of Windsor Casino Limited. The Ontario Gaming Control Act also provides that the Ontario Commission may require the submission of disclosures and informational material from any person who has an interest in Windsor Casino Limited. This includes parent companies and their directors and officers.

    The Registrar of the Ontario Commission has the power, subject to the Ontario Gaming Control Act, to grant, renew, suspend or revoke registrations. The Registrar is entitled to make such inquiries and conduct such investigations as are necessary to determine that applicants for registration meet the requirements of the Ontario Gaming Control Act and to require information or material from any person who has an interest in an applicant for registration. The criteria to be considered in connection with registration under the Ontario Gaming Control Act include the financial responsibility, integrity and honesty of the applicant and the public interest. The Registrar may, at any time, revoke, suspend or refuse to renew Windsor Casino Limited's registration for any reason that would have disentitled it to registration.

    Changes to these laws and regulations could have an adverse effect on our casino gaming operations.

NOVA SCOTIA, CANADA, GAMING LAWS

    Our Nova Scotia casino gaming operations are subject to the regulatory control of the Nova Scotia Alcohol and Gaming Authority pursuant to the Nova Scotia GAMING CONTROL ACT and certain contractual obligations to the Nova Scotia Gaming Corporations (NSGC), a provincial crown corporation owned by the Province of Nova Scotia.

    One of our subsidiaries owns a 95% partnership interest in a registered partnership known as Metropolitan Entertainment Group (Metropolitan) which operates casinos in Halifax and Sydney, Nova Scotia, on behalf of the Nova Scotia Gaming Corporation pursuant to an Operating Contract with the Nova Scotia Gaming Corporation. The Operating Contract imposes certain obligations on Metropolitan relating to the operation of the Halifax and Sydney casinos. Park Place Entertainment Corporation has guaranteed certain Metropolitan obligations under the Operating Contract with NSGC and a contract to construct a permanent casino in Halifax, Nova Scotia.

    We are currently in discussions with the Nova Scotia Gaming Corporation regarding other changes to the operating contract arising from our acquisition of the 95% interest in Metropolitan.

    Metropolitan is required to register as a casino operator with the Nova Scotia Alcohol and Gaming Authority.

    Under the GAMING CONTROL ACT the Director of Registration of the Alcohol and Gaming Authority must be notified within fifteen (15) days of any change in the officers or directors of an operator or in the membership of a partnership that is an operator. Metropolitan is also required to file a disclosure form with the Director of Registration within fifteen (15) days of:

    - a person acquiring a beneficial interest in the business of the operator of a casino;

    - a person exercising control, either directly or indirectly, over the business of the operator of a casino; or

    - a person providing financing, either directly or indirectly, to the business of the business of the operator of a casino.

    The GAMING CONTROL ACT also provides that the Director of Registration may require information or material from Metropolitan of any person who has an interest in the casino. This includes parent companies and their directors and officers.

    The Nova Scotia Alcohol and Gaming Authority has the power to suspend or to revoke Metropolitan's registration at any time for any reason that would have disentitled Metropolitan to obtain registration or renewal of registration. Grounds for suspension or revocation include the financial responsibility, integrity and honesty of the casino operator, parent companies of the casino operator and their officers and directors and the public interest.

    Changes to these laws and regulations could have an adverse effect on our casino gaming operations.

SOUTH AFRICA GAMING LAWS

    Our South African operations are subject to the Gauteng Gambling and Betting Act No. 4 of 1995 and the regulations issued thereunder. If an entity has directly or indirectly procured a controlling or financial interest of 1% or more in a casino license holder in Gauteng, then the acquiring entity will have to apply for the consent of the Gauteng Gambling Board for the holding of such an interest. The acquiring entity must apply to the Gauteng Gambling Board for consent to hold such an interest within 14 days after the transaction closes and the interest is procured.

    The application for the consent of the Gauteng Gambling Board must be made within a period and in a manner prescribed by the Gauteng Gambling Board. To this end, the Gauteng Gambling Board has issued a standard application form. In making such an application, all the relevant provisions of the Gauteng Gambling and Betting Act relating to an application for a casino license apply. These include:

    - the application itself;

    - representations by interested persons;

    - response by the applicant to such representations;

    - further information and oral representations;

    - public inspection of the application and representations;

    - obtaining of a police report;

    - the holding of a hearing in respect of the application which is open to members of the public and where witnesses are called; and

    - a decision being given on the application and conditions being applied in the event of the application being granted.

    The Gauteng Gambling Board may recover from the applicant all reasonable expenses incurred by the Gauteng Gambling Board in conducting the necessary investigation in respect of the application. Where consent is not granted, the acquiring entity shall, within the prescribed period and in the manner prescribed or determined by the Gauteng Gambling Board, dispose of the interest in question. In addition, the casino license holder must notify the Gauteng Gambling Board of the acquiring entity's identity and address as soon as practicable after it becomes aware of the procurement of an interest in it.

IRS REGULATIONS

    The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

    Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

OTHER LAWS AND REGULATIONS

    Each of the casino hotels and riverboat casinos described in this annual report is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. We believe that we have obtained all required licenses and permits and our businesses are conducted in substantial compliance with applicable laws.

HEADQUARTERS

    Our principal executive offices are located at 3930 Howard Hughes Parkway, Las Vegas, Nevada 89109. Our telephone number is (702) 699-5000.

EMPLOYEES

    At January 31, 2000, we had approximately 57,000 employees, of which approximately 22,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded its employees compare favorably with those received by employees in the gaming industry generally. Although strikes of short duration have from time to time occurred at certain of our facilities, we believe our employee relations are satisfactory.

                           FORWARD-LOOKING STATEMENTS

    This Form 10-K and the documents incorporated by reference in this Form 10-K include forward-looking statements. We intend for the words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects" and similar expressions to identify forward-looking statements. Forward-looking statements include, among other things, statements relating to our plans, strategies, properties and adequacy of resources under the headings "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our subsidiaries, including, among other things, factors discussed in this Form 10-K and in our filings with the Securities and Exchange Commission and the following:

    - the effect of economic, credit and capital market conditions in general and on gaming companies in particular;

    - construction and development issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals;

    - the impact of competition, particularly from other gaming and hotel/gaming operations;

    - changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

    - litigation outcomes and judicial action; and

    - changes in customer demand.

    In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2. PROPERTIES

    Casino hotels owned and operated, leased and managed by Park Place are listed and described in Item 1 of this Report.

ITEM 3. LEGAL PROCEEDINGS

    We are party to legal proceedings relating to the Bally, Hilton, Grand and Caesars gaming businesses that we assumed in 1998 and 1999. We do not believe that the resolution of these matters will have a material adverse effect on our consolidated results of our operations and financial position.

BELLE OF ORLEANS

    Our wholly owned subsidiary, Bally's Louisiana, Inc., owns 49.9% of the Belle of Orleans, L.L.C., a limited liability company which owns and holds the riverboat gaming license to operate Bally's Casino Lakeshore Resort. Metro Riverboat Associates, Inc. owns the remaining 50.1% interest in the Belle. Bally's Louisiana and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, along with a management agreement providing for Bally's Louisiana to manage the riverboat casino. The parties are involved in numerous lawsuits, appeals and administrative hearings regarding their rights and obligations under those agreements. Cases are pending between the parties in the Civil District Court for the Parish of Orleans, the Nineteenth Judicial District Court for the Parish of East Baton Rouge, the Louisiana First Circuit Court of Appeal, the Louisiana Supreme Court, and the U.S. District Court for the Northern District of Illinois, Eastern Division.

    The disputes revolve around Metro's claim that the assignments from previous Bally's entities to Bally's Louisiana, which resulted from Hilton's merger with Bally Entertainment Corporation in 1996, and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998, were invalid and that Bally's Louisiana has no authority to manage the casino. Metro is seeking injunctive relief and unspecified damages in its efforts to remove Bally's Louisiana as manager of the Belle.

BALLY MERGER LITIGATION

    A purported class action against Bally Entertainment Corporation, its directors and Hilton was commenced on September 4, 1996, under the caption PARNES V. BALLY ENTERTAINMENT CORPORATION, ET. AL. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleges that certain payments received by Arthur M. Goldberg, in connection with the merger of Bally into Hilton in December 1996, involved breaches of fiduciary duty which denied other Bally shareholders an opportunity to sell their shares to Hilton or any other bidder at the best possible price. The plaintiff seeks injunctive relief enjoining the Bally-Hilton merger, disgorgement of profits, and unspecified damages. In orders dated May 13, 1997 and February 3, 1998, the trial court dismissed the litigation. The plaintiff appealed and on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery for further proceedings.

ATLANTIC CITY LITIGATION

    On September 9, 1997, Mirage Resorts, Inc. ("Mirage") commenced an action in United States District Court for the Southern District of New York. Named as defendants were Park Place, Trump Hotel & Casino Resorts ("THCR"), and the allegedly controlling shareholder of THCR. The complaint alleged that the defendants violated the Sherman Antitrust Act, committed tortious interference with prospective economic advantage, and induced a breach of fiduciary duty in connection with Mirage's efforts to develop a casino resort in Atlantic City, New Jersey. Injunctive relief and compensatory and punitive damages in unspecified amounts were sought. In February 2000, the plaintiff dismissed its action with prejudice and without cost to Park Place, other than the payment of its own costs and expenses incurred in defending the action.

SLOT MACHINE LITIGATION

    On April 26, 1994, William H. Poulos brought a class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned WILLIAM H. POULOS, ET. AL. V. CAESARS WORLD, INC. ET. AL., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida--WILLIAM AHEARN, ET. AL. V. CAESARS WORLD, INC. ET. AL.-- alleging substantially the same allegations against 48 defendants, including Park Place. On September 26, 1995, a third action was filed against 45 defendants, including Park Place, in the U.S. District Court for the District of Nevada--LARRY SCHREIER, ET. AL. V. CAESARS WORLD, INC. ET. AL. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case caption WILLIAM H. POULOS, ET. AL. V. CAESARS WORLD, INC. ET. AL.

    The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influenced and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. The case has not been certified as a class action.

    GRAND CASINOS

INDEMNIFICATION OF PARK PLACE

    Grand Casinos, Inc., and its subsidiaries are parties to various lawsuits arising out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Grand, and Grand is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger) for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

    As security to support Lakes' indemnification obligations to Grand, Lakes agreed to irrevocably deposit, in trust for the benefit of Grand, a total sum of $30 million. The trust will be funded with four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. The first annual installment payment was made in December 1999.

GRAND SECURITIES LITIGATION

    Grand and certain of Grand's current and former officers and directors are defendants in IN REGRAND CASINOS, INC. SECURITIES LITIGATION, filed on
September 9, 1996 in the United States District Court in Minnesota. This action arises out of Grand's involvement in the Stratosphere project in which Grand was a dominant shareholder. The plaintiffs in the action, who are current or former Grand shareholders, seek to pursue the action as a class action, alleging securities fraud, insider trading and the making of false statements concerning the Stratosphere project.

STRATOSPHERE SECURITIES LITIGATION

    Grand and certain persons who have been indemnified by Grand, including certain former and current Grand officers and directors, are defendants in legal actions filed on August 5, 1996 in the United States District Court, District of Nevada (MICHAEL CEASAR V. STRATOSPHERE CORPORATION ET. AL.) and on August 16, 1996 in the District Court, Clark County, Nevada (OPITZ ET. AL. V. STRATOSPHERE CORPORATION ET. AL.). These actions arise out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project in Las Vegas, Nevada. Grand was a dominant shareholder of Stratosphere. The state court action has been stayed pending resolution of the federal court action.

    The plaintiffs in the actions, who are present or former shareholders of Stratosphere Corporation, seek to pursue the actions as class actions. The complaints seek unspecified damages for allegations that the defendants concealed material information and made false positive statements about the Stratosphere, which caused the value of the Stratosphere stock to be inflated. In April 1998, a motion to dismiss submitted by Grand was partially granted. By order dated October 4, 1999, the court granted in part and denied in part a motion for summary judgment filed by Grand. The plaintiffs are pursuing the claims that survived the motion to dismiss and summary judgment.

STRATOSPHERE STAND-BY EQUITY COMMITMENT

    Grand is a defendant in STRATOSPHERE LITIGATION, L.L.C. V. GRAND
CASINOS, INC. A MINNESOTA CORPORATION, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment is the subject of litigation in the U.S. District Court as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the

Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. Grand has filed for summary judgment in the U.S. District Court action on the basis of that ruling.

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

STRATOSPHERE PREFERENCE ACTION

    On February 12, 1998, Stratosphere filed a complaint in the United States Bankruptcy Court in and for the District of Nevada against Grand and Grand
Media & Electronics Distributing, Inc. ("Grand Media"), a wholly owned subsidiary of Grand, seeking recovery of approximately $5.7 million in total fees paid by Stratosphere to Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and to Grand Media for electronic equipment purchased by Stratosphere from Grand Media. Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

OTHER

    We are involved in various other legal proceedings relating to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    Our common stock began trading on December 21, 1998 on a "when issued" basis, prior to the Hilton distribution on December 31, 1998. The common stock trades on the New York Stock Exchange under the symbol PPE. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

                                                                     1999
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First quarter...............................................   $ 8.59     $ 6.38
Second quarter..............................................    11.84       7.47
Third quarter...............................................    12.63       9.34
Fourth quarter..............................................    13.69      11.25

    As of March 15, 2000, there were approximately 12,236 holders of record of our common stock.

    Pursuant to the Amended and Restated Certificate of Incorporation, our authorized capital stock consisted of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In March 1999, the Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 8 million shares of our common stock. During the year ended December 31, 1999 we repurchased
3.1 million shares of our common stock.

DIVIDENDS

    We do not currently anticipate paying cash dividends.

PREFERRED STOCK PURCHASE RIGHTS

    On December 29, 1998, the Board of Directors adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution of one Right on each outstanding share of our common stock and one Right on each share of common stock issued between such date and the earliest of the Distribution Date and the Expiration Date (as these terms are defined in the Rights Plan). Stockholders may transfer the Rights with the common stock only until they become exercisable.

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

    If a person or group (other than Exempt Persons) acquires 15% or more of our shares of common stock, each holder of a Right will be entitled to receive upon exercise a number of shares of the common stock having a market value equal to two times the then current purchase price of the Right. If, after a person or group acquires 15% or more of our shares of common stock, we are acquired in a merger or engage in certain other business combination transactions or transfers of assets, each Right entitles its holder to purchase, at the Right's then current price, a number of the acquiring company's common shares having a then current market value of twice the Right's exercise price.

    Following the acquisition by a person or group of beneficial ownership of 15% or more of our common stock (other than Exempt Persons) and prior to an acquisition of 50% or more of our common stock, the board of directors may exchange the Rights (other than Rights owned by the person or group), in whole or in part, at an exchange ratio described in the Rights Plan.

    Prior to the acquisition by a person or group of beneficial ownership of 15% or more of our common stock, the Rights are redeemable for $.001 per Right at the option of the board of directors.

    "Exempt Person" means:

    - Park Place or any of our subsidiaries;

    - any of our employee benefit plans;

    - any entity or trustee holding shares of our capital stock for or pursuant to the terms of any such plan or for the purpose of funding other employee benefits for our or our subsidiaries' employees; or

    - Barron Hilton or the Conrad N. Hilton Fund.

ITEM 6. SELECTED FINANCIAL DATA

    We have derived the following historical information from our audited financial statements for 1995 through 1999. The information is only a summary and should be read in conjunction with Management's Discussion and Analysis in
Item 7 and the historical financial statements and related notes in Item 8.

                                                            FISCAL YEARS ENDED OR AS OF DECEMBER 31,
                                                     -------------------------------------------------------
                                                       1999       1998          1997       1996       1995
                                                     --------   --------      --------   --------   --------
                                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS:
  Total revenue....................................  $ 3,176     $2,305        $2,153     $  970     $  942
  Total operating income...........................      399        302           201         92        165
  Income before extraordinary item and cumulative
    effect.........................................      138        109            67(1)      36(2)      85
  Income before extraordinary item and cumulative
    effect per share...............................
      Basic........................................  $  0.46     $ 0.42        $ 0.25     $ 0.18     $ 0.44
      Diluted......................................  $  0.45     $ 0.42        $ 0.25     $ 0.18     $ 0.44

  OTHER OPERATING DATA:
  Cash flows from
    Operating activities...........................  $   519     $  318        $  375     $  139     $  159
    Investing activities...........................    3,610        584           583         55        161
    Financing activities...........................    3,055        449           175        110         14

  EBITDA(3)........................................  $   778     $  556        $  512     $  216     $  253

BALANCE SHEET:
  Cash and equivalents, restricted cash and
    temporary investments..........................  $   346     $  382(4)     $  234     $  232     $   38
  Total assets.....................................   11,159      7,174         5,630      5,364      1,350
  Total debt.......................................    5,624      2,472(4)      1,306      1,278        549
  Stockholders'/Division equity....................    3,740      3,608         3,381      3,157        592

------------------------

(1) Includes after-tax non-recurring charges totaling $59 million related to the recognition of an impairment loss related to a riverboat casino and an impairment loss and other costs associated with the closure of another riverboat casino.

(2) Includes after-tax non-recurring charges totaling $23 million, primarily related to the write-off of pre-opening expenses for a riverboat casino and losses associated with a planned relocation of another riverboat casino.

(3) EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, non-cash items and transaction costs in 1998, which can be computed by adding depreciation, amortization, pre-opening costs, non-cash items and transaction costs to operating income. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. Non-cash items, such as asset write-downs and impairment losses are excluded from EBITDA as these items do not impact operating results on a recurring basis. Pre-tax non-cash charges for Park Place historical totaled $26 million for the year ended
    December 31, 1999, $16 million for the year ended December 31, 1998 and
    $96 million for the year ended December 31, 1997. These charges relate to the recognition of an impairment loss on the sale of the Flamingo Hilton Reno, an impairment loss on a riverboat casino and an impairment loss and other costs associated with the closure of another riverboat casino. Pre-tax non-cash charges for totaled $1 million for the year ended December 31, 1996 and relate to the write-down of an asset to estimated fair market value. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary item) nor should it be considered as an indicator of our overall financial performance. The calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Historical depreciation, amortization, non-cash items and transaction costs in 1998 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 totaled
    $332 million, $254 million, $311 million, $124 million and $88 million, respectively.

(4) On December 31, 1998, we completed a covenant defeasance of the Grand 9.0% senior unsecured notes by depositing $135 million in an irrevocable trust. The amount deposited in trust, as well as the obligation, have been reflected in the consolidated balance sheet in restricted cash and long-term debt, respectively, as of December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Results of operations include our wholly-owned subsidiaries and investments accounted for under the equity method of accounting. After our merger with Grand Casinos, Inc. on December 31, 1998, the opening of Paris Las Vegas on
September 1, 1999 and our acquisition of Caesars World, Inc. and other gaming assets from Starwood Hotels and Resorts Worldwide, Inc., on December 29, 1999, we operate the following portfolio of properties under the Bally's, Paris, Caesars, Flamingo, Grand, Hilton and Conrad brand names:

    - nine casino hotels in Nevada;

    - three casino hotels in Atlantic City, New Jersey;

    - five dockside casinos in Mississippi;

    - a 49.9% owned and managed riverboat casino in New Orleans;

    - an 82% owned and managed riverboat casino in Indiana;

    - three partially-owned and/or managed casino hotels in Canada;

    - two partially-owned and managed casino hotels in Australia;

    - a partially-owned and managed casino hotel in Punta del Este, Uruguay;

    - a partially-owned and managed casino hotel in Johannesburg, South Africa;

    - two casinos on cruise ships; and

    - managed slot operations at a racetrack in Delaware.

    We have experienced a number of changes, resulting in increases in the number of subsidiaries and investments (as listed above), during the period covered in this discussion. On December 31, 1998, we completed our merger with the Mississippi gaming operations of Grand and now own Grand Casino Tunica, Grand Casino Gulfport and Grand Casino Biloxi, the Grand properties. Because the completion of the Grand merger occurred on the last day of 1998, the results of operations for the Grand properties are not included in our consolidated statement of income for the year ended December 31, 1998.

    On September 1, 1999, we opened the 2,916 room Paris Las Vegas on the Las Vegas Strip. On December 29, 1999, we completed our acquisition of Caesars World, Inc. As a result of the Caesars acquisition, we now own Caesars Palace, Caesars Atlantic City, Caesars Tahoe, Sheraton Casino and Hotel Tunica, an 82% interest in Caesars Indiana, a 95% interest in Sheraton Casino Sydney and Sheraton Halifax Casino, an interest in Caesars Guateng, a 50% interest in the management company of Windsor Casino in Ontario, Canada, an interest in Caesars at Sea and the slot operations at the Dover Downs racetrack in Delaware. The results of operations for the Caesars properties are not included in our consolidated statements of income for the year ended December 31, 1998, and only two days are included in the December 31, 1999 results, as the acquisition was completed on December 29, 1999.

    The following discussion presents an analysis of our results of operations for the years ended December 31, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expenses and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because we believe it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of

EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

COMPARISON OF DECEMBER 31, 1999 WITH DECEMBER 31, 1998

    A summary of our consolidated revenue and earnings for the years ended December 31, 1999 and 1998 is as follows (in millions):

                                                                1999       1998
                                                              --------   --------
Revenue.....................................................   $3,176     $2,305
Operating income............................................      399        302
Net income..................................................      136        109
Basic earnings per share....................................     0.45       0.42
Diluted earnings per share..................................     0.44       0.42

Other operating data:
EBITDA......................................................   $  778     $  556

    We recorded net income of $136 million or diluted earnings per share of $0.44, for the year ended December 31, 1999, compared with net income of $109 million or diluted earnings per share of $0.42, for the year ended
December 31, 1998. This 25 percent increase in net income was primarily associated with positive operating contributions arising from the Grand merger and the opening of Paris Las Vegas, offset by a $26 million ($17 million net of tax) impairment loss associated with the pending sale of the Flamingo Hilton Reno. In addition, on January 1, 1999, we adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" which requires that pre-opening costs be expensed as incurred. We expensed $47 million of pre-opening costs incurred during the year, related primarily to the opening and development of Paris Las Vegas. As required by SOP 98-5, we recorded a cumulative effect of accounting change net of tax of $2 million for pre-opening costs incurred and capitalized prior to January 1, 1999.

    Consolidated revenues increased 38 percent to $3.2 billion for the year ended December 31, 1999, from $2.3 billion in 1998. This increase in revenues was related to revenues generated from the Mississippi operations acquired in the Grand merger and the opening of Paris Las Vegas. EBITDA increased
40 percent to $778 million for the year ended December 31, 1999, from $556 million in 1998. The Mid-South Region contributed $166 million of the increase in EBITDA, all attributed to the addition of the Grand properties. The Western Region increased $58 million and the Eastern Region had an increase of $19 million. These increases were offset by a decrease of $7 million in the International Region.

WESTERN REGION

    EBITDA for the Western Region was $356 million for the year ended
December 31, 1999, an increase of 19 percent, compared to $298 million for the prior year period. The increase in EBITDA was primarily attributable to the opening of Paris Las Vegas, improved performance at the Flamingo Hilton Las Vegas and a strong year at the Reno Hilton. Occupancy for the Western Region was 88 percent for the year ended December 31, 1999, flat with the prior year period. The average room rate was $79 compared to $75 in the prior year period.

    EBITDA at the Las Vegas Hilton increased two percent to $59 million for the year ended December 31, 1999. The increase was primarily attributable to increases in the domestic table games, slots and race and sports areas. Results at the Las Vegas Hilton are more volatile than our other casinos because this property caters to the premium play segment of the market. Fluctuations in premium play volume and win percentage could result in volatility of the results at this property.

    EBITDA at the Flamingo Hilton Las Vegas increased $6 million to
$112 million for the year ended December 31, 1999. The Flamingo Hilton Las Vegas continues to demonstrate the power of its location and its appeal to its target market. A five percent increase in casino volume was the primary contributor to the year over year increase.

    The combined Paris/Bally's properties generated EBITDA of $130 million for the year ended December 31, 1999, an increase of $46 million from the prior year. The increase in EBITDA was primarily attributable to the opening of Paris Las Vegas on September 1, 1999. This French themed property, which is located adjacent to Bally's Las Vegas, features 2,916 rooms, an 85,000 square foot casino, a 50-story replica of the Eiffel Tower, eight restaurants, five lounges, 130,000 square feet of convention space and a 24,000 square foot retail shopping complex.

    Combined EBITDA from the Reno Hilton, the Flamingo Hilton Reno and the Flamingo Hilton Laughlin was $55 million for the year ended December 31, 1999, a $5 million increase from the prior year. The Reno Hilton had the most significant affect on this increase, with a 26 percent increase in EBITDA. A significant portion of this increase is attributable to increases in non-gaming revenues. Special events and casino marketing drove increases in room, food and beverage revenues. In December 1999, we entered into a definitive agreement to sell the Flamingo Hilton Reno. The sale is expected to close by June 30, 2000.

    The completion of a number of room expansion projects coupled with the opening of new casino hotels has increased competition in all segments of the Las Vegas market. Including Paris Las Vegas, four new mega-resorts have opened since October 1998, which drove increased visitation in 1999. We cannot predict what the impact will be in 2000.

EASTERN REGION

    EBITDA for the Eastern Region was $213 million for the year ended
December 31, 1999, an increase of ten percent from $194 million for the year ended December 31, 1998. The increase is due in part to the continued success of our marketing efforts, which are driving incremental visitation to our properties in Atlantic City. Table game drop and slot handle increased over the prior year for both of the Atlantic City properties. The average room rate increased to $88 from $84 and the occupancy percentage increased from 94 percent to 96 percent for the year.

    Bally's Park Place generated EBITDA of $165 million for the year ended December 31, 1999, an increase of five percent from last year's $157 million. Increases in both slot and table games volume attributed to this increase. The increased volume associated with the gaming revenues also had a positive impact on revenues in other operating departments.

    For the year ended December 31, 1999, the Atlantic City Hilton reported EBITDA of $48 million, an increase of $11 million, or 30 percent from the prior year. Increases in both table games and a slot win contributed to a 16 percent increase in gaming revenue. The increase in casino play was a result of successful marketing programs, which are also having a positive impact on overall customer traffic counts at the property.

    Certain competitors have announced plans to enter the Atlantic City market or expand existing facilities, which may bring new capacity to the market. Such potential new capacity could intensify the already competitive Atlantic City marketplace, or alternatively, broaden Atlantic City's appeal to an expanded customer base. We cannot predict if these projects will be completed or how any additional capacity would affect our operating results.

MID-SOUTH REGION

    EBITDA for the Mid-South Region increased $166 million to $205 million for the year ended December 31, 1999, up from $39 million in 1998. The Grand properties contributed the entire $166 million increase. The Grand properties' results are not included in the 1998 results because our merger with

Grand occurred on December 31, 1998. Occupancy and average room rate for the year ended December 31, 1999, were 88 percent and $58, respectively. Combined EBITDA from Bally's Saloon-Gambling Hall-Hotel and Bally's New Orleans increased three percent, to $35 million for the year ended December 31, 1999. We expect that future results at Bally's New Orleans may be impacted by the October 1999 opening of a land-based casino in downtown New Orleans.

    In Mississippi, we expanded our properties with the March 1999 opening of the Terrace Hotel at Grand Casino Tunica and the June 1999 opening of the Oasis Resort and Spa at Grand Casino Gulfport. In December 1999, we added additional gaming space and two restaurants to our Grand Casino Biloxi property. We also opened the Grand Bear Golf Course, strategically situated between the Grand Casino Biloxi and Grand Casino Gulfport properties, available exclusively for our guests and Mississippi residents.

    Supply on the Gulf Coast has recently increased with the opening of a new resort by a competitor. Currently the new supply into the market continues to drive interest and visitation to our two Gulf Coast properties. This increase in supply could ultimately have an adverse impact on the operating results of our Gulf Coast properties.

INTERNATIONAL

    On a combined basis, 1999 EBITDA from the Conrad properties in Uruguay and Australia decreased $7 million to $40 million. The decrease came primarily in the first quarter of 1999 from the casino resort in Punta del Este, Uruguay, which was impacted by the devaluation of Brazil's currency, resulting in lower levels of play from Brazilian customers. On a combined basis, the International properties reported an average daily rate of $97, down from $104 in the prior year, and an occupancy percentage of 62 percent, flat with the prior year.

DEPRECIATION AND AMORTIZATION

    Consolidated depreciation and amortization increased $81 million to $306 million for the year ended December 31, 1999. The increase in depreciation and amortization is primarily attributable to the addition of the Grand properties in December 1998 and the opening of Paris in September 1999.

NON-RECURRING CHARGES

    Non-recurring charges during the year included $47 million of pre-opening expenses related primarily to the opening of Paris Las Vegas and a $26 million ($17 million net of tax) impairment loss associated with the pending sale of the Flamingo Hilton Reno. One time charges in 1998 totaled $29 million ($16 million net of tax) and included an impairment loss related to certain riverboat casino assets as well as approximately $13 million of costs associated with the spin-off from Hilton and merger with Grand.

CORPORATE EXPENSE

    Corporate expense increased $13 million to $36 million for the year ended December 31, 1999. The increase is attributable to the infrastructure put in place to operate and manage Park Place as a separate publicly traded entity after our spin-off from Hilton.

INTEREST INCOME AND INTEREST EXPENSE

    Interest and dividend income decreased $10 million to $11 million for the year ended December 31, 1999 compared to $21 million in the prior year. The 1998 period includes interest income from our investment in certain mortgage notes that were sold in the second half of 1998. Consolidated interest expense increased $57 million to $157 million for the year ended December 31, 1999. The increase in interest expense is due primarily to an increase in long-term debt associated with the Grand merger and the construction of Paris Las Vegas. Capitalized interest for the years ended December 31, 1999 and 1998 was $37 million and $25 million, respectively. Capitalized interest is expected to decline significantly going forward, with the opening of Paris Las Vegas in September 1999.

INCOME TAXES

    The effective income tax rate for the year ended December 31, 1999 was
44.7 percent, compared to 49.8 percent in the prior year. Our effective income tax rate is determined by the level and composition of pretax income subject to varying state, local and foreign taxes and exceeds the Federal statutory rate due primarily to non-deductible amortization of goodwill.

COMPARISON OF DECEMBER 31, 1998 TO DECEMBER 31, 1997

    A summary of our consolidated revenue and earnings for the years ended December 31, 1998 and 1997 is as follows (in millions):

                                                                1998       1997
                                                              --------   --------
Revenue.....................................................   $2,305     $2,153
Operating income............................................      302        201
Net income..................................................      109         67
Basic earnings per share....................................     0.42       0.25
Diluted earnings per share..................................     0.42       0.25

Other operating data:
EBITDA......................................................   $  556     $  512

    Total revenue increased seven percent for fiscal 1998 to $2.3 billion. Casino revenue increased nine percent to $1.6 billion in 1998, compared to $1.5 billion in the prior year. Total EBITDA was $556 million, a nine percent increase from $512 million in the 1997 period, and operating income increased
50 percent to $302 million from $201 million in 1997. Our 1998 results benefited from significantly improved operations at the Las Vegas Hilton, the completion of 300 hotel rooms at the Conrad International Punta del Este in late 1997 and the opening of The Wild Wild West casino in Atlantic City in July 1997.

WESTERN REGION

    EBITDA at the Las Vegas Hilton increased $13 million over the prior year to $58 million. Our efforts to broaden the property's domestic customer base have resulted in significant increases in non-baccarat table game and slot volume. Non-baccarat table game win increased 42 percent and slot revenue increased
23 percent on higher volume and comparable win percentages. Results at the Las Vegas Hilton are more volatile than our other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility in the results at this property. However, we believe that our 1998 implementation of new casino marketing and entertainment strategies and the opening of the "Star Trek" attraction and SpaceQuest casino has broadened the Las Vegas Hilton's customer base and increased non-premium play volume.

    EBITDA from the Flamingo Hilton Las Vegas declined $3 million from 1997 to $106 million due to lower table game volume and win, and a decline in non-casino revenues. Bally's Las Vegas generated EBITDA of $84 million for the year, a decrease of $9 million from the prior year. The decline was due primarily to lower drop and lower rooms revenue. Combined EBITDA from the Reno Hilton and the Flamingo Hilton Reno remained flat at $26 million.

    Occupancy for the Nevada properties was 88 percent in 1998 compared to 86 percent in 1997. The average room rate for the Nevada properties was $75 compared to $77 in 1997.

EASTERN REGION

    In Atlantic City, Bally's Park Place generated EBITDA of $157 million, an increase of one percent from $155 million in 1997. The Atlantic City Hilton reported EBITDA of $37 million, $8 million above last year. The improvement was due to higher table game drop and win as well as increased non-casino revenues from the property's new 300-room tower.

    Occupancy for the Atlantic City properties was 94 percent in 1998 compared to 91 percent in 1997. The average room rate for the Atlantic City properties was $84, down seven percent from $90 in 1997.

MID-SOUTH AND INTERNATIONAL REGIONS

    Combined EBITDA from our riverboat properties increased $20 million over 1997, while the EBITDA contribution from our two hotel-casinos in Australia was flat at $25 million.

    The opening of 300 hotel rooms in the latter half of 1997 resulted in significant growth in casino volume at the partially-owned Conrad International Punta del Este Resort and Casino in Uruguay. Our share of EBITDA totaled
$22 million for 1998, a $13 million increase over 1997. Results from this property are highly seasonal, with the peak season falling in the first quarter.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $10 million to $225 million in 1998 due primarily to the Las Vegas and Atlantic City expansion projects completed in 1997.

NON-RECURRING CHARGES

    Our results were adversely affected by non-recurring charges totaling
$29 million ($16 million non-cash) in 1998 and $108 million ($96 million non-cash) in 1997. The 1998 charges include an impairment loss related to certain riverboat casino assets as well as approximately $13 million of costs associated with the spin-off from Hilton and merger with Grand. The 1997 charges include an impairment loss relating to a riverboat casino and an impairment loss and other costs associated with the closure of another riverboat casino as well as the settlement costs of outstanding litigation.

CORPORATE EXPENSE AND OTHER

    Corporate expense increased $2 million to $23 million in 1998. Interest and dividend income decreased $4 million to $21 million. Interest expense, net of amounts capitalized, was $87 million and $82 million in 1998 and 1997, respectively. Interest expense, net, from unconsolidated affiliates increased $3 million to $13 million. Our effective tax rate was 49.8 percent in 1998 versus 47 percent in 1997.

FINANCIAL CONDITION

LIQUIDITY

    As of December 31, 1999, we had cash and cash equivalents of $346 million. Net cash provided by operating activities was $519 million and $318 million in 1999 and 1998, respectively. We had availability under our credit facilities of $213 million at December 31, 1999. We expect to finance our current operations and future capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets and commercial paper borrowings.

CAPITAL SPENDING AND ACQUISITIONS

    Cash used in investing activities was $3.6 billion and $584 million in 1999 and 1998, respectively. Cash flows from investing activities include expenditures for acquisitions, normal capital replacements, new construction, and improvement projects at existing facilities. On December 29, 1999 we purchased from Starwood Hotels & Resorts Worldwide, Inc. and several of its subsidiaries, all of the outstanding stock of Caesars World, Inc., a wholly owned subsidiary of Starwood, and all of Starwood's interests in several other gaming entities, for $3.0 billion in cash. This acquisition was funded with borrowings from our credit facilities and issuances of long-tem notes. For the year ended December 31, 1999, $653 million of the net cash used in investing activities related to capital expenditures for normal capital replacements as well as major construction projects. Major construction projects primarily consisted of Paris Las Vegas, the Terrace Hotel at Grand Casino Tunica, the Oasis Resort and Spa at Grand Casino Gulfport and the expansion of Grand Casino Biloxi.

    During 2000 we intend to spend approximately $225 million on normal capital replacements at our casino properties, and make some selective expansion or improvement investments at certain of our existing properties. Obsolescence arising from age and condition of facilities is a factor in the gaming industry. We intend to continue to make substantial investments to maintain our facilities in first-class condition in order to preserve our competitive position.

    On December 31, 1998, we completed our acquisition of Grand through a merger into Park Place. As a result of the Grand merger, we now include the operations of Grand Casino Tunica, Grand Casino Gulfport and Grand Casino Biloxi. Aggregate consideration consisted of approximately 42 million shares of our common stock for an equity value of approximately $270 million and the assumption of approximately $625 million of Grand's debt at fair market value.

    As exemplified by the acquisitions of Bally Entertainment Corporation in 1996, Grand Casinos, Inc. in 1998, the opening of Paris Las Vegas on
September 1, 1999, and the purchase of Caesars in December 1999, we are interested in expanding our business through the acquisition of quality gaming assets and selective new development. We believe that we are well-positioned to, and may from time to time, pursue additional strategic acquisitions, dispositions or alliances which we believe to be financially beneficial to our long term interests. We also believe that in addition to our cash flow from operations, we will have access to financial resources sufficient to finance our future growth.

    In late 1999, we submitted to the U.S. Bankruptcy Court for the District of New Jersey, a Plan of Reorganization for Greate Bay Hotel and Casino, Inc., doing business as the Sands Hotel & Casino in Atlantic City, New Jersey. Our current plan calls for a $40 million equity investment and a long term management agreement, as well as other operating arrangements. The plan is one of two plans currently under consideration by the court. We cannot predict what the outcome of this bankruptcy action will be, whether our plan will be approved, nor whether we will acquire the business under these or any other terms.

FINANCING

    Our portion of Hilton's public and corporate bank debt balances at the time of the Hilton distribution was approximately 50 percent. As such, the portion of Hilton's historical outstanding public debt and corporate bank debt balances and related interest expense had been allocated to us. We entered into a long-term credit facility and completed a senior subordinated note offering (see below) to repay $1.1 billion of Hilton's commercial paper borrowings representing an estimation of our share of Hilton's debt as a part of the distribution. A reconciliation of the debt and cash allocation between us and Hilton resulted in a $73 million cash transfer to Hilton in February 1999. This payable is reflected in current liabilities in the accompanying consolidated balance sheet as of December 31, 1998.

    CREDIT FACILITIES. In December 1998, we entered into revolving credit facilities with a syndicate of financial institutions. The revolving credit facilities at that time, were governed by separate loan agreements, and provided for borrowings of up to $2.15 billion, consisting of:

    - a 364-day senior unsecured revolving credit facility of up to $650 million, and

    - a five-year senior unsecured revolving credit facility of up to $1.5 billion.

    In connection with the financing of the Caesars transaction, we entered into a new $2.0 billion 364-day revolving credit facility in August 1999, which replaced the prior $650 million 364-day revolving credit facility. In addition to the new $2.0 billion 364-day facility, we also entered into a new
$1.0 billion 364-day revolving credit facility which was available only to provide funding for the Caesars acquisition. The $1.0 billion facility is required to be repaid and permanently reduced with the proceeds of public note issuances. At December 31, 1999, $3.9 billion was outstanding on our credit facilities and approximately $213 million was available.

    The 364-day revolver, as amended, matures August 2000 and the five-year revolver matures December 2003. Both the 364-day revolver and the five-year revolver may be extended in one year increments at our request with the prior written consent of the lenders.

    Borrowings under the credit facilities bear interest at a floating rate and may be obtained at our option as LIBOR advances for one week or 1, 2, 3, or 6 months, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. LIBOR advances bear interest at December 31, 1999, at LIBOR plus 112.5 basis points and may be adjusted quarterly based on our leverage ratio or debt ratings. Base rate advances will bear interest at the base rate defined as the higher of:

    - the federal funds rate plus 0.50%, or

    - the reference rate as publicly announced by Bank of America in San
      Francisco

plus a margin equal to the applicable margin for LIBOR loans in effect from time to time minus 1.25%. Competitive bid loans shall bear interest either on an absolute rate bid basis or on the basis of a spread above or below LIBOR. The maximum applicable margin for LIBOR loans is 1.75% under the 364-day revolver and the five-year revolver plus or minus pre-determined discounts based on our leverage ratios. The five-year revolver provides for a $250 million commitment for the issuance of letters of credit.

    The credit facilities contain certain customary affirmative and negative covenants. The credit facilities also contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency and cross defaults to other material indebtedness. In connection with the Caesars acquisition, we amended our five-year facility to increase the maximum total debt to ebitda ratio (calculated using pro forma ebitda figures) to 5.25x for the quarters ending December 31, 1999, March 31, 2000, and June 30, 2000. These ratios are reduced to 4.75x after June 30, 2000 and 4.50x after December 31, 2000. The 364-day facilities contain the same requirements. At December 31, 1999, we were in compliance with all covenants of the credit facilities.

    SENIOR NOTES. Concurrently with the Hilton distribution, we assumed primary liability for $625 million of Hilton's fixed rate debt. The payment terms of this debt assumption mirror the terms of Hilton's existing $300 million 7.375% Notes due 2002 and its $325 million 7.0% Notes due 2004. Together with Hilton, we entered into supplemental indentures with the trustee providing for the assumption by us of the payment obligations under the existing indentures.

    In August 1999, we issued $300 million of senior notes due 2003 in a private placement offering to institutional investors. These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The notes were issued with a coupon rate of 7.95%. The notes are unsecured obligations and rank senior to our subordinated indebtedness and equally with our other senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    In November 1999, we issued $400 million of senior notes due 2006 under our shelf registration statement. The notes were issued with a coupon rate of 8.5%. The notes are unsecured obligations and rank senior to our subordinated indebtedness and equally with our other senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    SENIOR SUBORDINATED NOTES. In December 1998, we issued $400 million senior subordinated notes due December 2005 through a private placement offering to individual investors. These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The notes were issued with a coupon rate of 7.875%. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations and rank equal with all of our other senior subordinated debt.

    In February 2000, we issued $500 million of senior subordinated notes due 2007 through a private placement offering to institutional investors. The notes were issued with a coupon rate of 9.375%. We plan to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    GRAND'S DEBT. As part of the acquisition of Grand, we assumed certain Grand indebtedness as of December 31, 1998. This indebtedness included 10.125% First Mortgage Notes due 2003 and 9.0% Senior Unsecured Notes due 2004, both of which were marked to fair market value as of the date of acquisition.

    On December 31, 1998, we completed a covenant defeasance of the Grand 9.0% Senior Unsecured Notes. This defeasance was completed by depositing
$135 million in an irrevocable trust. In accordance with Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" the obligation as well as the amount deposited in trust have been reflected in the accompanying consolidated balance sheet as of December 31, 1998, in restricted cash and long-term debt, respectively. On February 1, 1999 we exercised our rights to redeem the Grand 9.0% Notes and all amounts were retired as of that date.

    In January 1999, we settled a cash tender offer and consent solicitation for substantially all of the Grand 10.125% First Mortgage Notes due 2003. The remaining untendered notes of $5.5 million were defeased in January 1999 by depositing $6.1 million in an irrevocable trust. Cash consideration for the repurchase and defeasance, including premiums, totaled approximately
$490 million. On December 1, 1999 we exercised our rights to redeem the 10.125% First Mortgage Notes and all amounts were retired as of that date.

    OTHER. In January 1999, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration will be determined by market conditions at the time of issuance. The $400 million 8.5% senior notes issued in November 1999 were drawn under this shelf registration statement. Availability under the shelf registration statement at December 31, 1999 was approximately $600 million.

    We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. We have borrowed under the program for varying periods during 1999. At December 31, 1999 and 1998, no amounts were outstanding under the commercial paper program. Interest under the program is at market rates, for varying periods.

    In March 1999, our Board of Directors approved a common stock repurchase program to acquire up to eight million shares of our common stock. During the year we repurchased approximately 3 million shares of our common stock at a total cost of approximately $29 million. The amount and timing of any additional purchases will depend on market conditions and our financial position.

YEAR 2000

    Our Year 2000 program focused on assessing the risks of the year 2000 issue and implementing mitigating actions to minimize those risks in the areas of information technology, non-IT systems and suppliers. We were fully year 2000 compliant with respect to all significant business systems prior to December 31, 1999. We believe that no material adverse impact has occurred on our ability to operate, resulting from the year 2000 issue. We have incurred minimal costs or capital expenditures as a result of our Year 2000 program.

REGULATION AND TAXES

    The gaming industry is highly regulated and we must adhere to various regulations and maintain our licenses to continue our operations. The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations.

    The gaming industry provides a significant source of tax revenue for the states, counties and municipalities in which we operate. Occasionally, proposals are made by federal and state legislators to amend tax laws affecting the gaming industry. Changes in such laws, if any, could have a material effect on our results of operations.

ITEM 7A. QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our bank credit facilities and commercial paper program and our long term fixed rate debt. We have not invested in derivative based financial instruments.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     54
Consolidated Balance Sheets.................................     55
Consolidated Statements of Operations.......................     56
Consolidated Statements of Stockholders' Equity.............     57
Consolidated Statements of Cash Flows.......................     58
Notes to Consolidated Financial Statements..................     59

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Park Place Entertainment
Corporation:

    We have audited the accompanying consolidated balance sheets of Park Place Entertainment Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Place Entertainment Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2 of notes to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for pre-opening expenses.

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

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 22, 2000

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              -------------   -------------
                                          ASSETS

Cash and equivalents........................................     $   346         $  247
Restricted cash.............................................          --            135
Accounts receivable, net....................................         287            119
Inventories, prepaids and other.............................         162             99
Deferred income taxes.......................................          98             34
                                                                 -------         ------
    Total current assets....................................         893            634
Investments.................................................         282            169
Property and equipment, net.................................       7,873          4,991
Goodwill, net of amortization of $102 million and
  $68 million...............................................       1,913          1,295
Other assets................................................         190             85
                                                                 -------         ------
Total assets................................................     $11,151         $7,174
                                                                 =======         ======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................     $    70         $   34
Construction payable........................................          43             13
Current maturities of long-term debt........................           8              6
Income taxes payable........................................          14             --
Accrued expenses............................................         598            387
                                                                 -------         ------
    Total current liabilities...............................         733            440
Long-term debt, net of current maturities...................       5,616          2,466
Deferred income taxes, net..................................         980            609
Other liabilities...........................................          82             51
                                                                 -------         ------
    Total liabilities.......................................       7,411          3,566
                                                                 =======         ======
Commitments and contingencies
Stockholders' equity
  Common stock, $0.01 par value, 400 million shares
    authorized, 304 million and 303 million shares
    outstanding at December 31, 1999 and 1998,
    respectively............................................           3              3
  Additional paid-in capital................................       3,635          3,613
  Other.....................................................          (5)            (8)
  Retained earnings.........................................         136             --
  Common stock in treasury, at cost, 3 million shares.......         (29)            --
                                                                 -------         ------
    Total stockholders' equity..............................       3,740          3,608
                                                                 -------         ------
    Total liabilities and stockholders' equity..............     $11,151         $7,174
                                                                 =======         ======

                 See notes to consolidated financial statements

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues
  Casino....................................................   $2,269     $1,587     $1,450
  Rooms.....................................................      392        306        312
  Food and beverage.........................................      287        230        216
  Other revenue.............................................      228        182        175
                                                               ------     ------     ------
                                                                3,176      2,305      2,153
                                                               ------     ------     ------
Expenses
  Casino....................................................    1,200        845        770
  Rooms.....................................................      142        112        110
  Food and beverage.........................................      268        230        191
  Other.....................................................      752        539        537
  Depreciation and amortization.............................      306        225        215
  Pre-opening expense.......................................       47         --         --
  Impairment losses and other...............................       26         29        108
  Corporate expense.........................................       36         23         21
                                                               ------     ------     ------
                                                                2,777      2,003      1,952
                                                               ------     ------     ------
Operating income............................................      399        302        201
  Interest and dividend income..............................       11         21         25
  Interest expense..........................................     (146)       (87)       (82)
  Interest expense, net from unconsolidated affiliates......      (11)       (13)       (10)
                                                               ------     ------     ------
Income before income taxes, minority interest and cumulative
  effect of accounting change...............................      253        223        134
  Provision for income taxes................................      113        111         63
  Minority interest, net....................................        2          3          4
                                                               ------     ------     ------
Income before cumulative effect of accounting change........      138        109         67
Cumulative effect of accounting change, net of tax..........       (2)        --         --
                                                               ------     ------     ------
Net income..................................................   $  136     $  109     $   67
                                                               ======     ======     ======
Basic earnings per share
  Income before cumulative effect of accounting change......   $ 0.46
  Cumulative effect of accounting change....................    (0.01)
                                                               ------
  Net income per share......................................   $ 0.45
                                                               ======
Diluted earnings per share
  Income before cumulative effect of accounting change......   $ 0.45
  Cumulative effect of accounting change....................    (0.01)
                                                               ------
  Net income per share......................................   $ 0.44
                                                               ======
Basic earnings per share--pro forma.........................              $ 0.42     $ 0.25
                                                                          ======     ======
Diluted earnings per share--pro forma.......................              $ 0.42     $ 0.25
                                                                          ======     ======

                 See notes to consolidated financial statements

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                                   ADDITIONAL
                                            HILTON      COMMON      PAID-IN                 RETAINED   TREASURY
                                          INVESTMENT     STOCK      CAPITAL       OTHER     EARNINGS    STOCK      TOTAL
                                          ----------   ---------   ----------   ---------   --------   --------   --------
Balance, December 31, 1996..............    $ 3,157    $     --      $   --     $     --      $ --       $ --      $3,157
Net income..............................         67          --          --           --        --         --          67
Intercompany activity with Hilton.......        157          --          --           --        --         --         157
                                            -------    ---------     ------     ---------     ----       ----      ------
Balance, December 31, 1997..............      3,381          --          --           --        --         --       3,381
Net income..............................        109          --          --           --        --         --         109
Intercompany activity with Hilton.......       (152)         --          --           --        --         --        (152)
Spin-off of the Company.................     (3,338)          3       3,343           (8)       --         --          --
Acquisition of Grand Casinos, Inc.......         --          --         270           --        --         --         270
                                            -------    ---------     ------     ---------     ----       ----      ------
Balance, December 31, 1998..............         --           3       3,613           (8)       --         --       3,608
Net income..............................         --          --          --           --       136         --         136
Options exercised.......................         --          --          26           --        --         --          26
Treasury stock acquired.................         --          --          --           --        --        (29)        (29)
Adjustment to spin-off of the Company...         --          --          (4)          --        --         --          (4)
Currency translation adjustment.........         --          --          --            3        --         --           3
                                            -------    ---------     ------     ---------     ----       ----      ------
Balance, December 31, 1999..............    $    --    $      3      $3,635     $     (5)     $136       $(29)     $3,740
                                            =======    =========     ======     =========     ====       ====      ======

                 See notes to consolidated financial statements

             PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Operating activities
Net income..................................................  $   136     $ 109      $  67
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      306       225        215
  Pre-opening expense.......................................       47        --         --
  Non-cash items............................................       26        16         96
  Amortization of debt issue costs..........................        6         2          2
  Change in working capital components:
    Accounts receivable.....................................      (50)       36        (21)
    Inventories, prepaids and other.........................      (16)      (30)        45
    Accounts payable and accrued expenses...................       54       (18)        12
    Income taxes payable....................................       13        (1)         1
  Change in deferred income taxes...........................        3        35         39
  Change in other liabilities...............................       (2)      (24)       (36)
  Distributions from equity investments in excess of (less
    than) earnings..........................................        3       (12)        (1)
  Other.....................................................       (7)      (20)       (44)
                                                              -------     -----      -----
  Net cash provided by operating activities.................      519       318        375
                                                              -------     -----      -----
Investing activities
  Capital expenditures......................................     (653)     (608)      (438)
  Pre-opening expense.......................................      (47)       --         --
  Change in investments.....................................       --        --        (57)
  Change in temporary investments...........................       --        36        (25)
  Acquisitions, net of cash acquired........................   (2,920)      (15)       (70)
  Other.....................................................       10         3          7
                                                              -------     -----      -----
  Net cash used in investing activities.....................   (3,610)     (584)      (583)
                                                              -------     -----      -----
Financing activities
  Change in credit facilities...............................    3,078       810         --
  Payments on debt..........................................     (631)       (9)       (16)
  Proceeds from issuance of notes...........................      694        --         --
  Advances (to) from Hilton.................................      (71)     (352)       191
  Purchases of treasury stock...............................      (29)       --         --
  Proceeds from exercise of stock options...................       26        --         --
  Other.....................................................      (12)       --         --
                                                              -------     -----      -----
  Net cash provided by financing activities.................    3,055       449        175
                                                              -------     -----      -----
Increase (decrease) in cash and equivalents and restricted
  cash......................................................      (36)      183        (33)
Cash and equivalents and restricted cash at beginning of
  year......................................................      382       199        232
                                                              -------     -----      -----
Cash and equivalents and restricted cash at end of year.....  $   346     $ 382      $ 199
                                                              =======     =====      =====
Supplemental Disclosures of Cash Flow Information
Cash paid for:
  Interest, net of amounts capitalized......................  $   120     $  81      $  74
                                                              =======     =====      =====
  Income taxes..............................................  $    87     $  --      $  --
                                                              =======     =====      =====

                See notes to consolidated financials statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

    Park Place Entertainment Corporation ("Park Place" or "the Company"), a Delaware corporation, was formed in June 1998. On December 31, 1998, Hilton Hotels Corporation ("Hilton") completed the transfer of the operations, assets and liabilities of its gaming business to the Company. The stock of the Company was distributed to Hilton's shareholders tax-free on a one-for-one basis. Also on December 31, 1998, immediately following the Hilton distribution, the Company acquired, by means of a merger, the Mississippi gaming business of Grand Casinos, Inc. ("Grand") which includes the Grand Casino Biloxi, Grand Casino Gulfport and Grand Casino Tunica properties, in exchange for the assumption of debt and the issuance of Company common stock on a one-for-one basis. On December 29, 1999, the Company acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc. for cash.

    The Company is primarily engaged in the ownership, operation and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton and Conrad brands. The Company operates a total of twenty-eight casino hotels, including seventeen located in the United States; of which nine are located in Nevada; three are located in Atlantic City, New Jersey; and five are located in Mississippi. The Company has a 49.9% owned and managed riverboat casino in New Orleans and an 82% interest in a joint venture which owns a riverboat casino in Harrison County, Indiana. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada and one casino in South Africa. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its subsidiaries and investments in unconsolidated affiliates, which are 50% or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated and net earnings are reduced by the portion of the earnings of affiliates applicable to other ownership interests. There are no significant restrictions on the transfer of funds from the Company's wholly owned subsidiaries to Park Place Entertainment Corporation.

    The accompanying consolidated financial statements include the revenues, expenses and cash flows of Hilton's gaming business on a stand-alone basis including an allocation of corporate expenses relating to the Park Place entities for the years ending December 31, 1998 and 1997.

CASH AND EQUIVALENTS

    Cash and equivalents include investments with initial maturities of three months or less.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of short-term investments and receivables.

    The Company extends credit to certain casino customers following background investigations and an evaluation of the creditworthiness of the individual. The Company maintains an allowance for doubtful accounts to reduce the casino receivables to their estimated collectible amount. As of December 31, 1999, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

CASINO REVENUE AND PROMOTIONAL ALLOWANCES

    Casino revenue is the aggregate of gaming wins and losses. The revenue components presented in the consolidated financial statements exclude the retail value of rooms, food and beverage and other goods or services provided to customers on a complimentary basis. The estimated cost of providing these promotional allowances, primarily classified as casino expenses through interdepartmental allocations, is as follows:

                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
Rooms...................................................    $ 43       $ 32       $ 30
Food and beverage.......................................     159         96        105
Other...................................................      17         12          1
                                                            ----       ----       ----
Total cost of promotional allowances....................    $219       $140       $136
                                                            ====       ====       ====

CURRENCY TRANSLATION

    Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and related gains and losses, net of applicable deferred income taxes, are reflected in stockholders' equity. Gains and losses from foreign currency transactions are included in earnings.

INVENTORIES

    Inventories, prepaids and other at December 31, 1999 and 1998, includes inventories of $58 million and $25 million, respectively. Inventories are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Interest incurred during construction of facilities or expansions is capitalized at the Company's weighted average borrowing rate and amortized over the life of the related asset. Interest capitalization is ceased when a project is substantially completed or construction activities are no longer underway. Interest capitalized for the years ended December 31, 1999, 1998 and 1997 were $37 million, $25 million and $16 million, respectively. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in income.

    Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and riverboats and three to ten years for furniture and equipment.

    The carrying value of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then a loss is recognized in the statement of income using a fair-value based model.

GOODWILL

    The excess of the purchase price over the fair value of net assets of businesses acquired (goodwill) is amortized using the straight-line method over 40 years. The Company periodically evaluates the carrying value of goodwill and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors.

UNAMORTIZED DEBT ISSUE COSTS

    Debt discount and issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the effective interest method or a method which approximates the effective interest method.

PRE-OPENING EXPENSE

    Pre-opening expense includes operating expenses and incremental salaries and wages directly related to a facility or project during its construction.

    In the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The provisions of SOP 98-5 require that the Company expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. Adoption of the SOP resulted in an expense of approximately
$2 million, net of tax, which has been accounted for as a cumulative effect of accounting change. The Company also expensed $47 million of pre-opening expense for the year ended December 31, 1999, primarily related to Paris Las Vegas.

EARNINGS PER SHARE ("EPS")

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the year ended December 31, 1999 was 303 million. Diluted EPS reflects the effect of potential common stock which consists solely of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 6 million for the year ended December 31, 1999.

    For the years ended December 31, 1998 and 1997, pro forma earnings per share is calculated using weighted average number of common shares outstanding of 261 million and 263 million, respectively. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 2 million and 3 million for the years ended December 31, 1998 and 1997, respectively.

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

RECLASSIFICATIONS

    The consolidated financial statements for 1998 and 1997 reflect certain reclassifications to conform with classifications adopted in 1999. These classifications have no effect on previously reported net income.

NOTE 3. ACQUISITIONS

CAESARS ACQUISITION

    Effective December 29, 1999, the Company acquired Caesars pursuant to an agreement dated April 27, 1999. Aggregate consideration consisted of approximately $3.0 billion in cash. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition pending final determination of certain acquired balances. The final allocation of the purchase price will be completed within one year from the date of acquisition. A total of approximately $640 million, representing the estimated excess of acquisition cost over the fair value of Caesars tangible net assets, was allocated to goodwill and is being amortized over 40 years.

GRAND ACQUISITION

    Effective December 31, 1998, the Company completed the acquisition of Grand pursuant to an agreement dated June 30, 1998. Aggregate consideration consisted of approximately 42 million shares of the Company's common stock with an equity value of $270 million and assumption of Grand's debt at fair market value totaling $625 million at December 31, 1998.

    The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. A total of $244 million, representing the excess of the fair value of Grand's tangible net assets over the acquisition cost, has reduced, by a proportionate share, the book value of non-current assets acquired.

UNAUDITED PRO FORMA INFORMATION

    The following unaudited pro forma information has been prepared assuming that these acquisitions had taken place at the beginning of the respective periods. This pro forma information does not purport to be indicative of future results or what would have occurred had these acquisitions been made as of such dates. For the year ended December 31, 1998 the amounts reflect Park Place results combined with Grand and Caesars on a pro forma basis. For the year ended December 31, 1999 actual Park Place results (including Grand) are combined with Caesars on a pro forma basis.

                                                               1999          1998
                                                             --------      --------
                                                                  (UNAUDITED)
                                                              (IN MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS)
Revenue....................................................   $4,604        $4,156
Operating income...........................................      555           469
Net income.................................................       62            29
Basic EPS..................................................     0.20          0.10
Diluted EPS................................................     0.20          0.09

NOTE 4. IMPAIRMENT LOSSES AND OTHER

    In December 1999, the Company entered into a definitive agreement to sell the Flamingo Hilton Reno for approximately $20 million in cash. The transaction is expected to close by June 30, 2000. In connection with this disposition, the Company recognized an impairment loss of $26 million, or $17 million, after tax, in 1999. In 1998, the Company recorded an impairment loss related to certain riverboat assets as well as transaction costs associated with the distribution from Hilton and the merger with Grand. The 1997 charges included an impairment loss relating to a riverboat casino and an impairment loss and other costs associated with the closure of another riverboat casino.

NOTE 5. ACCOUNTS RECEIVABLE

    Accounts receivable at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Casino accounts receivable..................................    $285       $127
Less allowance for doubtful accounts........................     (84)       (34)
                                                                ----       ----
                                                                 201         93
Other accounts receivable, net..............................      86         26
                                                                ----       ----
Total.......................................................    $287       $119
                                                                ====       ====

    The provision for estimated uncollectible receivables is included in casino expenses in the amount of $53 million, $37 million and $26 million in 1999, 1998 and 1997, respectively.

NOTE 6. INVESTMENTS

    Investments in and notes from affiliates at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Equity investments
  Casino hotels.............................................    $181       $ 63
  Notes receivable..........................................      56         97
Other.......................................................      45          9
                                                                ----       ----
Total.......................................................    $282       $169
                                                                ====       ====

NOTE 7. PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Land........................................................   $1,732     $  756
Buildings, riverboats and leasehold improvements............    5,523      3,232
Furniture and equipment.....................................    1,139        697
Property held for sale or development.......................       19          6
Construction in progress....................................      122        767
                                                               ------     ------
                                                                8,535      5,458
Less accumulated depreciation and amortization..............     (662)      (467)
                                                               ------     ------
Total.......................................................   $7,873     $4,991
                                                               ======     ======

NOTE 8. ACCRUED EXPENSES

    Accrued expenses at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Compensation and benefits...................................    $147       $ 95
Payable to Hilton...........................................      --         73
Customer deposits...........................................      65         27
Outstanding casino chip liability...........................      45         18
Gaming and property taxes...................................      45         26
Interest....................................................      32         18
Other.......................................................     264        130
                                                                ----       ----
Total.......................................................    $598       $387
                                                                ====       ====

NOTE 9. LONG-TERM DEBT

    Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Credit facilities...........................................   $3,888     $  810
7.0% Senior Notes, due 2004.................................      325        324
7.375% Senior Notes, due 2002, net of unamortized discount
  of $1 million.............................................      299        299
7.95% Senior Notes, due 2003, net of unamortized discount of
  $2 million................................................      298         --
8.5% Senior Notes, due 2006, net of unamortized discount of
  $4 million................................................      396         --
7.875% Senior Subordinated Notes, due 2005..................      400        400
10.125% First Mortgage Notes, due 2003......................       --        490
9.0% Senior Unsecured Notes, due 2004.......................       --        135
Other.......................................................       18         14
                                                               ------     ------
                                                                5,624      2,472
Less current maturities.....................................       (8)        (6)
                                                               ------     ------
Net long-term debt..........................................   $5,616     $2,466
                                                               ======     ======

    Debt maturities during the next five years are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2000........................................................      $    8
2001........................................................       2,394
2002........................................................         300
2003........................................................       1,794
2004........................................................         325
Thereafter..................................................         803
                                                                  ------
                                                                  $5,624
                                                                  ======

    In order to equalize the indebtedness between Park Place and Hilton at the time of the distribution, Park Place and Hilton agreed to an allocation of pre-distribution debt balances and entered into a debt assumption agreement. Pursuant to the debt assumption agreement, Park Place assumed and agreed to pay 100% of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million aggregate principal amount of 7.375% Notes due 2002 and its $325 million aggregate principal amount of 7.0% Notes due 2004. In the event of an increase in the interest rate on these Notes pursuant to their terms as a result of certain actions taken by Hilton, and certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus 2% per annum, to the date of such reimbursement.

    In order to facilitate the transfer of debt balances in connection with the distribution, in December 1998, Park Place entered into a $2.15 billion long-term credit facility and completed a $400 million 7.875% senior subordinated note offering. Park Place used the proceeds from the new facility and the note offering to repay $1,066 million of Hilton's commercial paper borrowings representing an estimate of Park Place's share of the obligation. The distribution agreement entered into between Park Place and Hilton called for a final reconciliation and allocation of certain debt and cash balances, as defined. The reconciliation resulted in an additional amount due Hilton from Park Place of $73 million. This balance is reflected in current liabilities in the accompanying consolidated balance sheet as of December 31, 1998.

    The long-term credit facility originally had an aggregate commitment of $2.15 billion consisting of a 364-day $650 million facility and a five-year $1.5 billion facility. In August 1999, the Company entered into a new
$2.0 billion 364-day revolving credit facility which replaced the prior
$650 million 364-day revolving credit facility. In addition to the new
$2.0 billion 364-day facility, the Company also entered into a $1.0 billion 364-day revolving credit facility which was available only to provide funding for the Caesars acquisition. At December 31, 1999, a total of $3.9 billion was outstanding under the credit facilities and approximately $213 million was available.

    In August 1999, the Company amended the five-year facility to increase the maximum total debt to ebitda ratio (calculated using pro forma ebitda figures) to 5.25x for the quarters ending December 31, 1999, March 31, 2000, and
June 30, 2000. These ratios are reduced to 4.75x after June 30, 2000 and 4.50x after December 31, 2000. The covenants included in the $2.0 billion and $1.0 billion 364-day facilities mirror those of the five-year facility. As of December 31, 1999, the Company was in compliance with the covenants of the credit facilities.

    In August 1999, the Company issued $300 million of senior notes due 2003 in a private placement offering to institutional investors. These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The notes were issued with a coupon rate of 7.95%. The notes are unsecured obligations and rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    In November 1999, the Company issued $400 million of senior notes due 2006 under its shelf registration statement. The notes were issued with a coupon rate of 8.5%. The notes are unsecured obligations and rank senior to the Company's subordinated indebtedness and equally with the Company's other senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    In February 2000, the Company issued $500 million of senior subordinated notes due 2007 through a private placement offering to institutional investors. The notes were issued with a coupon rate of 9.375%. The Company plans to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all of the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    As part of the acquisition of Grand, the Company assumed certain Grand indebtedness as of December 31, 1998. This indebtedness included 10.125% First Mortgage Notes due 2003 and 9.0% Senior Unsecured Notes due 2004, both of which were marked to fair market value as of the date of acquisition.

    On December 31, 1998, the Company completed a covenant defeasance of the Grand 9.0% Senior Unsecured Notes. This defeasance was completed by depositing $135 million in an irrevocable trust. In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" the obligation as well as the amount deposited in trust have been reflected in the accompanying consolidated balance sheet in restricted cash and long-term debt, respectively, at December 31, 1998. On February 1, 1999 the Company exercised its rights to redeem these notes and all amounts were retired as of that date.

    In January 1999, the Company settled a cash tender offer and consent solicitation for substantially all of the Grand First Mortgage 10.125% notes due 2003. The remaining untendered notes of $5.5 million were defeased in January 1999 by depositing $6.1 million in an irrevocable trust. Cash consideration for the repurchase and defeasance, including premiums, totaled approximately $490 million. On December 1, 1999 the Company exercised its rights to redeem these notes and all amounts were retired as of that date.

    The Company has established a $1.0 billion commercial paper program. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its credit facilities. The Company has borrowed under the program for varying periods during 1999. At December 31, 1999 and 1998 no amounts were outstanding under the commercial paper program.

NOTE 10. FINANCIAL INSTRUMENTS

CASH AND EQUIVALENTS

    The fair value of cash and equivalents and temporary investments is estimated based on the quoted market price of the investments.

LONG-TERM DEBT

    The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                    1999                  1998
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              AMOUNT     VALUE      AMOUNT     VALUE
                                             --------   --------   --------   --------
                                                           (IN MILLIONS)
Cash and equivalents.......................   $  346     $  346     $  247     $  247
Long-term debt (including current
  maturities)..............................    5,624      5,582      2,472      2,466

NOTE 11. INCOME TAXES

    The provision for income taxes for the three years ended December 31 are as follows:

                                                             1999       1998       1997
                                                           --------   --------   --------
                                                                   (IN MILLIONS)
Current
  Federal................................................    $ 99       $ 74       $23
  State, foreign and local...............................      15         20         1
                                                             ----       ----       ---
                                                              114         94        24
Deferred.................................................      (1)        17        39
                                                             ----       ----       ---
Total....................................................    $113       $111       $63
                                                             ====       ====       ===

    No income taxes were paid by the Company in 1998 or 1997 as these payments were the responsibility of Hilton.

    The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Deferred tax assets
  Accrued expenses..........................................  $    81     $  37
  Insurance and other reserves..............................       24         7
  Benefit plans.............................................       13         6
  Pre-opening expense.......................................       19        13
  Foreign tax credit carryovers (expire beginning in
    2000)...................................................       30         5
  Investments...............................................       --         3
  Capital loss carryover (expires in 2002)..................       23        23
  Other.....................................................       57        64
                                                              -------     -----
                                                                  247       158
Valuation allowance.........................................      (36)      (31)
                                                              -------     -----
                                                                  211       127
                                                              -------     -----
Deferred tax liabilities
  Fixed assets, primarily depreciation......................     (995)     (633)
  Other.....................................................      (98)      (69)
                                                              -------     -----
                                                               (1,093)     (702)
                                                              -------     -----
Net deferred tax liability..................................  $  (882)    $(575)
                                                              =======     =====

    A reconciliation of the Federal income tax rate to the Company's effective tax rate is as follows:

                                                            1999          1998          1997
                                                          --------      --------      --------
Federal income tax rate.................................    35.0%         35.0%         35.0%
  State and local income taxes, net of Federal tax
    benefits............................................     1.8           3.4           1.0
  Goodwill amortization.................................     4.7           5.2           8.6
  Distribution costs....................................      --           1.2            --
  Other.................................................     3.2           5.0           2.4
                                                            ----          ----          ----
Effective tax rate......................................    44.7%         49.8%         47.0%
                                                            ====          ====          ====

NOTE 12. STOCKHOLDERS' EQUITY

    Four hundred million shares of common stock with a par value of $0.01 per share are authorized. As of December 31, 1999, 307 million shares were issued and 304 million were outstanding. As of December 31, 1998, 303 million were issued and outstanding. One hundred million shares of preferred stock with a par value of $0.01 per share are authorized, of which no amounts have been issued.

    In March 1999, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to eight million shares of the Company's currently outstanding common stock. During the year ended December 31, 1999, the Company repurchased approximately 3 million shares of its common stock.

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

NOTE 13. STOCK OPTIONS

    At December 31, 1999 and 1998, 45 million shares of common stock were reserved for the exercise of options under the Company's Stock Incentive Plans. Options may be granted to salaried officers, directors and other key employees of the Company to purchase common stock at not less than the fair market value at the date of grant. Generally, options may be exercised in installments commencing one year after the date of grant. The Stock Incentive Plans also permit the granting of Stock Appreciation Rights (SARs). No SARs have been granted as of December 31, 1999.

    The following table summarizes information for the stock option plans for the year ended December 31, 1999:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                       OPTIONS     EXERCISE PRICE
                                                      ----------   --------------
Outstanding at beginning of year....................  32,810,464        $8.24
  Granted...........................................   6,938,660         7.92
  Exercised.........................................  (3,341,807)        7.00
  Cancelled.........................................    (634,204)        9.34
                                                      ----------
Outstanding at end of year..........................  35,773,113         8.27
                                                      ==========
Options exercisable at end of year..................  19,248,145        $8.17
Options available at end of year....................   5,950,080

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

    The following table summarizes information about stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -----------------------------------------------   ----------------------------
                                  WEIGHTED-
                                   AVERAGE          WEIGHTED-                      WEIGHTED-
   RANGE OF        NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------   -----------   ----------------   --------------   -----------   --------------
    $2.69-6.50   12,387,838           8.09            $ 6.28        3,699,838        $ 5.92
     6.54-8.37    9,967,430           3.95              7.35        7,854,731          7.38
    9.11-11.23   10,279,345           4.84             10.17        7,630,576         10.05
   11.28-12.88    3,138,500           8.99             12.85           63,000         12.06
                 ----------                                        ----------
    2.69-12.88   35,773,113           6.08            $ 8.27       19,248,145        $ 8.17
                 ==========                                        ==========

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense recognized was different than what would have otherwise been recognized under the fair value based method defined in SFAS
No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                            (IN MILLIONS, EXCEPT PER
                                                                 SHARE AMOUNTS)
Net income
  As reported..........................................   $ 136      $ 109      $  67
  Pro forma............................................     111         92         61
Basic EPS
  As reported..........................................   $0.45      $0.42      $0.25
  Pro forma............................................    0.37       0.35       0.23
Diluted EPS
  As reported..........................................   $0.44      $0.42      $0.25
  Pro forma............................................    0.36       0.35       0.23

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of zero percent for each of the three years; expected volatility of 40, 34 and 32 percent; risk-free interest rates of 5.30, 5.51 and 6.49 percent and expected life of six years for each of the options granted. As a result of the distribution, the fair values of the Hilton options were adjusted and prior periods were restated based on the relative values of Hilton and Park Place common stock at December 31, 1998.

    The Company adopted an Employee Stock Purchase Plan by which the Company is authorized to issue up to five million shares of common stock to its full-time employees. Under the terms of the Plan, employees can elect to have a percentage of their earnings withheld to purchase the Company's common stock.

NOTE 14. COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" requires that the Company disclose comprehensive income and its components. Comprehensive income is the total of net income and all other non-stockholder changes in equity. Comprehensive income for the years ended December 31, 1999, 1998 and 1997 is calculated as follows:

                                                             1999       1998       1997
                                                           --------   --------   ---------
                                                                    (IN MILLIONS)
Net income...............................................    $136       $109     $      67
Currency translation adjustment..........................       3         (8)           --
                                                             ----       ----     ---------
Comprehensive income.....................................    $139       $101     $      67
                                                             ====       ====     =========

NOTE 15. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS

    A significant number of the Company's employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed and charged to expense $13 million, $12 million and $12 million in 1999, 1998 and 1997, respectively, for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share, if any, of unfunded vested benefits.

    The Company also has other employee investment plans including a 401K plan and a deferred compensation plan whereby the Company matches certain percentages of employee contributions. The cost of these plans is not significant.

    The Company provides life insurance benefits to certain retired employees. Under terms of the plan covering such life insurance benefits, the Company reserves the right to change, modify or discontinue these benefits. The cost of these benefits is not significant.

NOTE 16. LEASES

    The Caesars Tahoe land and building are leased pursuant to an operating lease which expires in 2004 and is renewable for two additional 25-year periods. The lease provides for a minimum rental payment of $3.0 million for the period from August 1, 1999 to July 31, 2000, increasing by $75 thousand per year on August 1, 2000 and in each subsequent year, and for percentage rent of 20% of the casino/hotel's net profit (as therein defined).

    The Company has entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The lease for land adjacent to the Grand Casino Gulfport is for the period from July 1, 1997, through June 30, 2002, and contains renewal options totaling 40 years. The Company is required to make annual rental payments of $1.2 million subject to adjustment as defined, plus 5% of gross annual gaming revenues in excess of $25 million and 3% of all non-gaming revenues. The lessor of the Grand Casino Gulfport site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises, as defined.

    The lease for land adjacent to the Grand Casino Biloxi has an initial term of 99 years and provides for rental payments of 5% of casino revenues (as defined therein) which will be a minimum payment of $2.5 million per year. The Company also entered into a 15-year lease for submerged land adjacent to the Grand Casino Biloxi with an option to extend the lease for five years after the expiration of the initial 15-year term. The lease provides for annual rental payments of $900 thousand for the next four years, and subsequent increases as defined in the agreement.

    The land lease in connection with the operation of Grand Casino Tunica provides for annual rental payments of $3.2 million for the period from January 1, 2000 to January 1, 2001, subject to adjustment as defined in each subsequent year. The initial term of the lease is for six years with nine six-year renewal options, for a total of 60 years.

    For the years ended December 31, 1999, 1998 and 1997, total rental expense was approximately $30 million, $7 million and $7 million. Contingent rental payments of $17 million, $3 million and $2 million were included in total rental expense for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum lease commitments under noncancelable operating leases approximate
$15 million annually through 2004 with an aggregate commitment of $350 million through 2092.

NOTE 17. LITIGATION

    The Company is party to legal proceedings relating to the Bally, Hilton, Grand and Caesars gaming businesses that it assumed in 1998 and 1999. Management does not believe that the resolution of these matters will have a material adverse effect on the consolidated results of operations or financial position.

BELLE OF ORLEANS

    The Company's wholly owned subsidiary, Bally's Louisiana, Inc. ("Bally's Louisiana"), owns 49.9% of the Belle of Orleans, L.L.C. (the "Belle"), a limited liability company which owns and holds the riverboat gaming license to operate Bally's Casino Lakeshore Resort. Metro Riverboat Associates, Inc. ("Metro") owns the remaining 50.1% interest in the Belle. Bally's Louisiana and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, along with a management agreement providing for Bally's Louisiana to manage the riverboat casino. The parties are involved in numerous lawsuits, appeals and administrative hearings regarding their rights and obligations under those agreements. Cases are pending between the parties in the Civil District Court for the Parish of Orleans, the Nineteenth Judicial District Court for the Parish of East Baton Rouge, the Louisiana First Circuit Court of Appeal, the Louisiana Supreme Court, and the U.S. District Court for the Northern District of Illinois, Eastern Division.

    The disputes revolve around Metro's claim that the assignments from previous Bally's entities to Bally's Louisiana, which resulted from Hilton's merger with Bally Entertainment Corporation in 1996 and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998, were invalid and that Bally's Louisiana has no authority to manage the casino. Metro is seeking injunctive relief and unspecified damages in its efforts to remove Bally's Louisiana as manager of the Belle.

BALLY MERGER LITIGATION

    A purported class action against Bally Entertainment Corporation, its directors and Hilton was commenced on September 4, 1996, under the caption PARNES V. BALLY ENTERTAINMENT CORPORATION, ET. AL. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleges that certain payments received by Arthur M. Goldberg, in connection with the merger of Bally into Hilton in December 1996, involved breaches of fiduciary duty which denied other Bally shareholders an opportunity to sell their shares to Hilton or any other bidder at the best possible price. The plaintiff seeks injunctive relief enjoining the Bally-Hilton merger, disgorgement of profits, and unspecified damages. In orders dated May 13, 1997 and February 3, 1998, the trial court dismissed the litigation. The plaintiff appealed and on January 25, 1999, the Delaware Supreme Court reversed the dismissal order and remanded the case to the Court of Chancery for further proceedings.

ATLANTIC CITY LITIGATION

    On September 9, 1997, Mirage Resorts, Inc. ("Mirage") commenced an action in the United States District Court for the Southern District of New York. Named as defendants were Park Place, Trump Hotel & Casino Resorts ("THCR"), and the allegedly controlling shareholder of THCR. The complaint alleged that the defendants violated the Sherman Antitrust Act, committed tortious interference with prospective economic advantage, and induced a breach of fiduciary duty in connection with Mirage's efforts to develop a casino resort in Atlantic City, New Jersey. Injunctive relief and compensatory and punitive damages in unspecified amounts were sought. In February 2000, the plaintiff dismissed its action with prejudice and without cost to Park Place, other than the payment of its own costs and expenses incurred in defending the action.

SLOT MACHINE LITIGATION

    On April 26, 1994, William H. Poulos brought a class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned WILLIAM H. POULOS, ET. AL. V. CAESARS WORLD, INC. ET. AL., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida-WILLIAM AHEARN, ET. AL. V. CAESARS WORLD, INC. ET. AL.-alleging substantially the same allegations against 48 defendants, including Park Place. On September 26, 1995, a third action was filed against 45 defendants, including Park Place, in the U.S. District Court for the District of Nevada-LARRY SCHREIER, ET. AL. V. CAESARS WORLD, INC. ET. AL. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case caption WILLIAM H. POULOS, ET. AL. V. CAESARS WORLD, INC. ET. AL.

    The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influenced and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. The case has not been certified as a class action.

GRAND CASINOS

INDEMNIFICATION OF PARK PLACE

    Grand Casinos, Inc., and its subsidiaries are parties to various lawsuits arising out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Grand, and Grand is to be indemnified by Lakes Gaming, Inc. ("Lakes") (the company that retained the non-Mississippi business of Grand prior to the merger) for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

    As security to support Lakes' indemnification obligations to Grand, Lakes agreed to irrevocably deposit, in trust for the benefit of Grand, a total sum of $30 million. The trust will be funded with four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. The first annual installment payment was made in December 1999.

GRAND SECURITIES LITIGATION

    Grand and certain of Grand's current and former officers and directors are defendants in IN REGRAND CASINOS, INC. SECURITIES LITIGATION, filed on
September 9, 1996 in the United States District Court in Minnesota. This action arises out of Grand's involvement in the Stratosphere project in which Grand was a dominant shareholder. The plaintiffs in the action, who are current or former Grand shareholders, seek to pursue the action as a class action, alleging securities fraud, insider trading and the making of false statements concerning the Stratosphere project.

STRATOSPHERE SECURITIES LITIGATION

    Grand and certain persons who have been indemnified by Grand, including certain former and current Grand officers and directors, are defendants in legal actions filed on August 5, 1996 in the United States District Court, District of Nevada (MICHAEL CEASAR V. STRATOSPHERE CORPORATION ET. AL.) and on

August 16, 1996 in the District Court, Clark County, Nevada (OPITZ ET. AL. V. STRATOSPHERE CORPORATION ET. AL.). These actions arise out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project in Las Vegas, Nevada. Grand was a dominant shareholder of Stratosphere. The state court action has been stayed pending resolution of the federal court action.

    The plaintiffs in the actions, who are present or former shareholders of Stratosphere Corporation, seek to pursue the actions as class actions. The complaints seek unspecified damages for allegations that the defendants concealed material information and made false positive statements about the Stratosphere, which caused the value of the Stratosphere stock to be inflated. In April 1998, a motion to dismiss submitted by Grand was partially granted. By order dated October 4, 1999, the court granted in part and denied in part a motion for summary judgment filed by Grand. The plaintiffs are pursuing the claims that survived the motion to dismiss and summary judgment.

STRATOSPHERE STAND-BY EQUITY COMMITMENT

    Grand is a defendant in STRATOSPHERE LITIGATION, L.L.C. V. GRAND
CASINOS, INC. A MINNESOTA CORPORATION, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment is the subject of litigation in the U.S. Court for the District of Nevada as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. Grand has filed for summary judgment in the U.S. District Court action on the basis of that ruling.

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

STRATOSPHERE PREFERENCE ACTION

    On February 12, 1998, Stratosphere filed a complaint in the United States Bankruptcy Court in and for the District of Nevada against Grand and Grand
Media & Electronics Distributing, Inc. ("Grand Media"), a wholly owned subsidiary of Grand, seeking recovery of approximately $5.7 million in total fees paid by Stratosphere to Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and to Grand Media for electronic equipment purchased by Stratosphere from Grand Media. Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

OTHER

    Park Place and its subsidiaries are involved in various other legal proceedings relating to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       1(ST)      2(ND)      3(RD)      4(TH)
                                                      QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                      --------   --------   --------   --------   --------
                                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1999
Revenues............................................   $ 748      $ 739      $ 839      $  850     $3,176
Operating income....................................     119        101        100          79        399
Net income..........................................      45         40         34          17        136
Basic EPS(1)........................................    0.15       0.13       0.11        0.06       0.45
Diluted EPS(1)......................................    0.15       0.13       0.11        0.05       0.44

YEAR ENDED DECEMBER 31, 1998
Revenues............................................   $ 575      $ 574      $ 591      $  565     $2,305
Operating income....................................      92         95         92          23        302
Net income (loss)...................................      39         41         38          (9)       109
Basic EPS(1)........................................    0.15       0.16       0.15       (0.03)      0.42
Diluted EPS(1)......................................    0.15       0.16       0.15       (0.03)      0.42

------------------------

(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS

    We incorporate by reference the information appearing under "Directors and Executive Officers" in our definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 1999 and forwarded to stockholders prior to the Company's 2000 Annual Meeting of Stockholders (the Proxy Statement).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We incorporate by reference the information appearing under "Stock Ownership of Major Stockholders and Management" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    We incorporate by reference the information appearing under "Executive Compensation" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate by reference the information appearing under "Compensation Committee Interlocks" and "Related-Party Transactions" in the Proxy Statement.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)(1) FINANCIAL STATEMENT SCHEDULES.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                      CHARGED
                                           BALANCE AT   CHARGED TO   (CREDITED)                            BALANCE
                                           BEGINNING    COSTS AND     TO OTHER                             AT END
                                           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    OTHER     OF PERIOD
                                           ----------   ----------   ----------   ----------   --------   ---------
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts........      34           53           --           46          43(A)      84
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts........      21           37           --           25           1(A)      34
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts........      21           26           --           26          --         21

------------------------

(A) Represents balances acquired during the period.

    (A)(2) EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

         2.2            Stock Purchase Agreement dated as of April 27, 1999 by and among the Registrant and Starwood Hotels & Resorts
                        Worldwide, Inc., ITT Sheraton Corporation, Starwood Canada
                        Corp., Caesars World, Inc., Desert Inn Corporation and
                        Sheraton Tunica Corporation (incorporated by reference from
                        Exhibit 2.1 to the Quarterly Report on Form 10-Q of the
                        Registrant dated March 31, 1999, filed with the Commission on May 17, 1999).

         2.3            Amendment No.1 dated as of December 29, 1999, to the Stock
                        Purchase Agreement by and among the Registrant and Starwood
                        Hotels & Resorts Worldwide, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of the
                        Registrant filed with the Commission on December 30, 1999).

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

         4.1            Indenture dated as of August 2, 1999 by and among the
                        Registrant and Norwest Bank Minnesota, N.A., with respect to
                        $300 million aggregate principal amount of 7.95% Senior
                        Notes due 2003 (incorporated by reference to the
                        Registration Statement on Form S-4 Amendment No. 1 filed
                        with the Commission on September 22, 1999).

         4.2            Registration Rights Agreement dated as of August 2, 1999 by and among the Registrant and Merrill Lynch & Co., Merrill
                        Lynch, Pierce, Fenner & Smith Incorporated, Banc or America
                        Securities LLC, Deutsche Bank Securities Inc., SG Cowen
                        Securities Corporation, Scotia Capital Markets (USA) Inc.,
                        BNY Capital Markets, Inc. First Union Capital Markets Corp.,
                        PNC Capital Markets, Inc., Bear, Stearns & Co. Inc. and
                        Norwest Investment Services, Inc. (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1
                        filed with the Commission on September 22, 1999).

         4.3            Rights Agreement dated as of December 29, 1998 by and among the Registrant and ChaseMellon Shareholder Services, L.L.C.,
                        as Rights Agent (incorporated by reference from Exhibit 1 to the Registrant's Form 8-A filed with the Commission on
                        December 30, 1998).

         4.4            Indenture dated as of December 21, 1998 by and among the
                        Registrant and First Union National Bank, as trustee, with respect to $400 million aggregate principal amount of 7 7/8%
                        Senior Subordinated Notes due 2005 (incorporated by
                        reference to Exhibit 4.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8,
                        1999).

         4.5            First Supplemental Indenture dated as of December 31, 1998 by and among Hilton Hotels Corporation, BNY Western Trust
                        Company, as Trustee, and the Registrant, to the Indenture
                        dated as of April 15, 1997 between Hilton Hotels Corporation and BNY Western Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8,
                        1999).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         4.6            Five Year Credit Agreement dated as of December 31, 1998
                        among the Registrant, Bank of America National Trust
                        Association, as Administrative Agent, and NationsBanc
                        Montgomery Securities, LLC, as Lead Arranger (incorporated by reference to Exhibit 99.10 to the Current Report on Form
                        8-K of the Registrant filed with the Commission on January
                        8, 1999).

         4.7            Amendment No. 1 to the Five Year Credit Agreement dated as of August 31, 1999 amoung Park Place Entertainment
                        Corporation, the Lenders, Syndication Agent and
                        Documentation Agents referred to in the Fiver Year Credit
                        Agreement dated as of December 31, 1998, and Bank of America
                        National Trust and Savings Association, as Administrative
                        Agent (incorporated by reference to the Registration
                        Statement on Form S-4 Amendment No. 1 filed with the
                        Commission on September 22, 1999).

         4.8            $2.0 Billion Short Term Credit Agreement dated as of August
                        31, 1999 among Park Place Entertainment Corporation, the
                        Lenders, Documentation Agents, Co-Arrangers and Senior
                        Managing Agents Referred to therein, and Bank of America,
                        N.A., as Administrative Agent (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).

         4.9            $1.0 Billion Short Term Credit Agreement dated as of August
                        31, 1999 among Park Place Entertainment Corporation, the
                        Lenders, Documentation Agents, Co-Arrangers and Senior
                        Managing Agents Referred to therein, and Bank of America,
                        N.A., as Administrative Agent (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).

         4.10           Prospectus Supplement dated November 9, 1999 with respect to
                        $400 million principal amount of 8.5% Senior Notes due 2006
                        (incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Commission on November 12,
                        1999).

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

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.7            Second Amendment to Lease Agreement dated as of February 1,
                        1993 between Mavar, Inc. and Grand Casinos of Mississippi,
                        Inc. Biloxi (incorporated by reference to Exhibit 10.10 to
                        Grand Casinos, Inc.'s Report on Form 10-Q for the quarter
                        ended January 31, 1993 (File No. 0-19565)).

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

        10.9            Standby Equity Commitment dated March 9, 1995 by and between
                        Grand Casinos, Inc. and Stratosphere Corporation
                        (incorporated by reference to Exhibit 10.51 to Grand
                        Casinos, Inc.'s Report on Form 10-K for the fiscal year
                        ended January 1, 1995 (File No. 0-19565)).

        10.10           First Amendment to Port Authority Ground Lease dated as of
                        December 14, 1992, between the Mississippi Department of
                        Economic and Community Development, the Mississippi State
                        Port Authority at Gulfport, and Grand Casinos, Inc.
                        (incorporated by reference to Exhibit 10.31 to Grand
                        Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.11           Third Amendment to Port Authority Ground Lease dated as of
                        February 9, 1994, between the Mississippi Department of
                        Economic and Community Development, the Mississippi State
                        Port Authority at Gulfport, and Grand Casinos of
                        Mississippi, Inc. Gulfport (incorporated by reference to
                        Exhibit 10.32 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.12           Fourth Amendment to Port Authority Ground Lease dated as of
                        June 3, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port
                        Authority at Gulfport, and Grand Casinos of Mississippi,
                        Inc. Gulfport (incorporated by reference to Exhibit 10.33 to
                        Grand Casinos, Inc.'s Report on Form 10-K for the fiscal
                        year ended December 31, 1995).

        10.13           Fifth Amendment to Port Authority Ground Lease dated as of
                        November 30, 1995, between the Mississippi Department of
                        Economic and Community Development, the Mississippi State
                        Port Authority at Gulfport, and Grand Casinos of
                        Mississippi, Inc. Gulfport (incorporated by reference to
                        Exhibit 10.34 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.14           Ground Sublease Agreement between Grand Casinos of
                        Mississippi, Inc. Gulfport and CHC/ GCI Gulfport Limited
                        Partnership dated as of April 1, 1994 (incorporated by reference to Exhibit 10.35 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.15           First Amendment to Ground Sublease Agreement dated as of
                        February 3, 1995 by and between Grand Casinos of
                        Mississippi, Inc. Gulfport and CHC/GCI Gulfport Limited
                        Partnership (incorporated by reference to Exhibit 10.36 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.16           Ground Sublease Agreement between Grand Casinos of
                        Mississippi, Inc. Biloxi and CHC/GCI Gulfport Limited
                        Partnership dated as of September 1, 1994 (incorporated by reference to Exhibit 10.37 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.17           First Amendment to Ground Sublease Agreement dated as of
                        February 3, 1995 by and between Grand Casinos of
                        Mississippi, Inc. Biloxi and CHC/GCI Biloxi Limited
                        Partnership (incorporated by reference to Exhibit 10.38 to
                        Grand Casinos, Inc.'s Report on Form 10-K for the fiscal
                        year ended December 31, 1995).

        10.18 Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi
                        Limited Partnership (incorporated by reference to Exhibit
                        10.39 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.19           First Amendment to Public Trust Tidelands Lease dated as of
                        November 30, 1995 by and between the State of Mississippi
                        and Grand Casinos Biloxi Theater, Inc. (incorporated by
                        reference to Exhibit 10.40 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.20 Memorandum of Lease dated as of January 20, 1995 by and between the Board of Levy Commissioners for the Yazoo-Mississippi delta and BL Development Corp.
                        (incorporated by reference to Exhibit 10.41 to Grand
                        Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.21 First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi Delta and BL Development Corp.
                        (incorporated by reference to Exhibit 10.42 to Grand
                        Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.22           Distribution Agreement dated as of December 31, 1998 between
                        Hilton Hotels Corporation and the Registrant (incorporated by reference to Exhibit 99.1 to the Current Report on Form
                        8-K of the Registrant filed with the Commission on January
                        8, 1999).

        10.23 Debt Assumption Agreement dated as of December 31, 1998 between Hilton Hotels Corporation and the Registrant
                        (incorporated by reference to Exhibit 99.2 to the Current
                        Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

        10.24           Assignment and License Agreement dated as of December 31,
                        1998 by and between Hilton Hotels Corporation, Conrad
                        International Royalty Corporation and the Registrant
                        (incorporated by reference to Exhibit 99.3 to the Current
                        Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

        10.25           Non-Competition Agreements dated as of December 31, 1998 by and between Lyle Berman, Thomas J. Brosig, Stanley M. Taube and the Registrant (incorporated by reference to Exhibit
                        99.8 to the Current Report on Form 8-K of the Registrant
                        filed with the Commission on January 8, 1999).

        10.26           Employment Agreement between the Registrant and Arthur M.
                        Goldberg (incorporated by reference to Exhibit 99.11 to the
                        Current Report on Form 8-K of the Registrant filed with the
                        Commission on January 8, 1999).

        10.27           Employment Agreement between the Registrant and Stephen F.
                        Bollenbach (incorporated by reference to Exhibit 99.12 to
                        the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

        10.28           1991 Grand Casinos, Inc. Stock Option and Compensation Plan,
                        as amended. (Incorporated by reference to Exhibit 4.3 to the
                        Registrants Form S-8 dated January 8, 1999).

        10.29           Park Place Entertainment Corporation 1998 Independent
                        Director Stock Option Plan (incorporated by reference to
                        Exhibit 4.3 to the Registrants Form S-8 dated December 22,
                        1998).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.30           Park Place Entertainment Corporation 1998 Employee Stock
                        Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrants Form S-8 dated December 22, 1998).

        10.31           Park Place Entertainment Corporation 1998 Stock Incentive
                        Plan (incorporated by reference to Exhibit 4.3 to the Registrants Form S-8 dated December 22, 1998).

        21              Subsidiaries of the Registrant

        23              Consent of Arthur Andersen LLP

        27              Financial Data Schedule-Year ended December 31, 1999

    (B) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K dated December 30, 1999. The Company reported under the caption "Item 2 Acquisition of Assets", that it had completed the acquisition of Caesars World Inc. and other gaming assets ("Caesars") from Starwood Hotels and Resorts Worldwide, Inc. ("Starwood").

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          PARK PLACE ENTERTAINMENT CORPORATION

                                                          By:            /s/ CLIVE S. CUMMIS
                                                               ---------------------------------------
                                                                           Clive S. Cummis
                                                                     EXECUTIVE VICE PRESIDENT LAW
                                                                  & CORPORATE AFFAIRS AND SECRETARY

DATED: MARCH 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
                /s/ LYLE BERMAN                   Director                             March 27, 2000
     --------------------------------------
                  Lyle Berman

           /s/ STEPHEN F. BOLLENBACH              Chairman of the Board and Director   March 27, 2000
     --------------------------------------
             Stephen F. Bollenbach

              /s/ A. STEVEN CROWN                 Director                             March 27, 2000
     --------------------------------------
                A. Steven Crown

            /s/ BARBARA BELL COLEMAN              Director                             March 27, 2000
     --------------------------------------
              Barbara Bell Coleman

                                                  Executive Vice President-
              /s/ CLIVE S. CUMMIS                   Law & Corporate Affairs and        March 27, 2000
     --------------------------------------         Secretary and Director
                Clive S. Cummis

                                                  President and Chief Executive
             /s/ ARTHUR M. GOLDBERG                 Officer (Principal Executive       March 27, 2000
     --------------------------------------         Officer) and Director
               Arthur M. Goldberg

               /s/ BARRON HILTON                  Director                             March 27, 2000
     --------------------------------------
                 Barron Hilton

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
               /s/ ERIC M. HILTON                 Director                             March 27, 2000
     --------------------------------------
                 Eric M. Hilton

                /s/ P.X. KELLEY                   Director                             March 27, 2000
     --------------------------------------
                  P.X. Kelley

                                                  Executive Vice President and Chief
              /s/ SCOTT A. LAPORTA                  Financial Officer (Principal       March 27, 2000
     --------------------------------------         Financial and Accounting Officer)
                Scott A. LaPorta

            /s/ J. KENNETH LOOLOIAN               Director                             March 27, 2000
     --------------------------------------
              J. Kenneth Looloian

              /s/ ROCCO J. MARANO                 Director                             March 27, 2000
     --------------------------------------
                Rocco J. Marano

             /s/ GILBERT L. SHELTON               Director                             March 27, 2000
     --------------------------------------
               Gilbert L. Shelton