Form 10-Q
period 2000-03-31
PARK PLACE ENTERTAINMENT CORP
filed 2000-05-15
CIK 1070794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               TITLE OF EACH CLASS                    OUTSTANDING AT MAY 1, 2000
               -------------------                    --------------------------
     Common Stock, par value $0.01 per share                 303,856,090

                            PARK PLACE ENTERTAINMENT
                                      INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I.          FINANCIAL INFORMATION

Item 1.          Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets                                                                  3
                 March 31, 2000 and December 31, 1999

                 Condensed Consolidated Statements of Income                                                            4
                 Three months ended March 31, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows                                                        5
                 Three months ended March 31, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements                                                   6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                  9

Item 3.          Quantitative Disclosure About Market Risk                                                             15



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                     16

Item 6.          Exhibits and Reports on Form 8-K                                                                      17

                 Signatures                                                                                            18

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                                MARCH 31,         DECEMBER 31,
                                                                                  2000               1999
                                                                             ---------------    ----------------
Assets
     Cash and equivalents                                                           $ 324              $ 346
     Accounts receivable, net                                                         280                287
     Inventory, prepaids and other                                                    143                162
     Deferred taxes                                                                   100                 98
                                                                               -----------         ----------
        Total current assets                                                          847                893

     Investments                                                                      253                282
     Property and equipment, net                                                    7,810              7,873
     Goodwill, net of amortization of $114 million and $102 million                 1,901              1,913
     Other assets, net                                                                201                190
                                                                               -----------         ----------
        Total assets                                                             $ 11,012           $ 11,151
                                                                               ===========         ==========

Liabilities and stockholders' equity
     Accounts payable and accrued expenses                                          $ 647              $ 711
     Current maturities of long-term debt                                               3                  8
     Income taxes payable                                                              56                 14
                                                                               -----------         ----------
        Total current liabilities                                                     706                733

     Long-term debt, net of current maturities                                      5,479              5,616
     Deferred income taxes, net                                                       970                980
     Other liabilities                                                                 79                 82
                                                                               -----------         ----------
        Total liabilities                                                           7,234              7,411
                                                                               -----------         ----------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 400.0 million shares authorized,
        303.0 million and 303.7 million shares outstanding at
        March 31, 2000 and December 31, 1999, respectively                              3                  3
     Additional paid-in capital                                                     3,662              3,635
     Other                                                                             (5)                (5)
     Retained earnings                                                                188                136
     Common stock in treasury at cost, 7.1 million and 3.1 million shares at
        March 31, 2000 and December 31, 1999, respectively                            (70)               (29)
                                                                               -----------         ----------
        Total stockholders' equity                                                  3,778              3,740
                                                                               -----------         ----------
        Total liabilities and stockholders' equity                               $ 11,012           $ 11,151
                                                                               ===========         ==========

           See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -------------------------
                                                                 2000            1999
                                                               ---------       ---------
Revenues
     Casino                                                       $ 864           $ 540
     Rooms                                                          145              90
     Food and beverage                                              119              67
     Other revenue                                                  103              51
                                                               ---------       ---------
                                                                  1,231             748
                                                               ---------       ---------
Expenses
     Casino                                                         461             277
     Rooms                                                           47              31
     Food and beverage                                              102              62
     Other expenses                                                 283             177
     Depreciation and amortization                                  130              71
     Pre-opening expense                                              -               3
     Corporate expense                                               11               8
                                                               ---------       ---------
                                                                  1,034             629
                                                               ---------       ---------
Operating income                                                    197             119

Interest and dividend income                                          5               3
Interest expense, net of interest capitalized                      (107)            (29)
Interest expense, net from unconsolidated affiliates                 (3)             (3)
                                                               ---------       ---------

Income before income taxes, minority interest and
cumulative effect of accounting change                               92              90
     Provision for income taxes                                      40              42
     Minority interest, net                                           -               1
                                                               ---------       ---------

Income before cumulative effect of accounting change                 52              47
     Cumulative effect of accounting change (net of
        income taxes of $1 million)                                   -              (2)
                                                               ---------       ---------

Net income                                                     $      52       $      45
                                                               =========       =========

Basic earnings per share
     Income before cumulative effect of accounting change        $ 0.17          $ 0.16
     Cumulative effect of accounting change                      $    -          $(0.01)
     Net income per share                                        $ 0.17          $ 0.15
Diluted earnings per share
     Income before cumulative effect of accounting change        $ 0.17          $ 0.15
     Cumulative effect of accounting change                      $    -          $(0.01)
     Net income per share                                        $ 0.17          $ 0.15

           See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  --------------------------
                                                                                    2000             1999
                                                                                  ---------        ---------
Operating activities
     Net income                                                                       $ 52             $ 45
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                  130               71
        Pre-opening expense                                                              -                3
        Change in working capital components                                             4               18
        Change in deferred income taxes                                                (12)              19
        Other                                                                           12                6
                                                                                  ---------        ---------
            Net cash provided by operating activities                                  186              162
                                                                                  ---------        ---------

Investing activities
     Capital expenditures                                                              (47)            (223)
     Pre-opening expense                                                                 -               (3)
     Change in investments                                                               3              (11)
     Other                                                                               -               (3)
                                                                                  ---------        ---------
            Net cash used in investing activities                                      (44)            (240)
                                                                                  ---------        ---------

Financing activities
     Net (payments) borrowings on credit facilities                                   (638)             585
     Proceeds from issuance of notes                                                   500                -
     Payments on debt                                                                   (3)            (621)
     Payments to Hilton                                                                  -              (73)
     Purchase of treasury stock                                                        (41)               -
     Other                                                                              18               (4)
                                                                                  ---------        ---------
              Net cash used in financing activities                                   (164)            (113)
                                                                                  ---------        ---------

Decrease in cash and equivalents                                                       (22)            (191)
Cash and equivalents at beginning of period                                            346              382
                                                                                  ---------        ---------

Cash and equivalents at end of period                                                $ 324            $ 191
                                                                                  =========        =========

Supplemental cash flow disclosure
Cash paid for:
     Interest (net of amounts capitalized)                                           $  83            $  25
                                                                                  =========        =========
     Income taxes                                                                    $   -            $   1
                                                                                  =========        =========

           See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   THE COMPANY

     Park Place Entertainment Corporation ("Park Place" or "the Company"), a Delaware corporation, was formed in June 1998. On December 31, 1998, Hilton Hotels Corporation ("Hilton") completed the transfer of the operations, assets and liabilities of its gaming business to the Company. The stock of the Company was distributed to Hilton's shareholders tax-free on a one-for-one basis. Also on December 31, 1998, immediately following the Hilton distribution, the Company acquired, by means of a merger, the Mississippi gaming business of Grand Casinos, Inc. ("Grand") in exchange for the assumption of debt and the issuance of Company common stock on a one-for-one basis. On December 29, 1999, the Company acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc. for cash.

     The Company is primarily engaged in the ownership, operation and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton and Conrad brands. The Company operates a total of twenty-eight casino hotels, including seventeen located in the United States, of which nine are located in Nevada, three are located in Atlantic City, New Jersey, and five are located in Mississippi. The Company has a 49.9 percent owned and managed riverboat casino in New Orleans and an 82 percent owned and managed riverboat casino in Harrison County, Indiana. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa and has an interest in two casinos on cruise ships. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

NOTE 2.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its subsidiaries and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated and net earnings are reduced by the portion of the earnings of affiliates applicable to other ownership interests. There are no significant restrictions on the transfer of funds from the Company's wholly owned subsidiaries to Park Place.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The condensed consolidated financial statements for the prior periods reflect certain reclassifications to conform to classifications adopted in 2000. These classifications have no effect on previously reported net income.

NOTE 3.  STOCK REPURCHASE

     In March 1999, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to eight million shares of the Company's currently outstanding common stock. During the three months ended March 31, 2000, the Company repurchased approximately four million shares of its common stock. As of March 31, 2000, the Company had repurchased approximately seven million shares of its common stock.

NOTE 4.  CAESARS ACQUISITION

     Effective December 29, 1999, the Company completed the acquisition of Caesars pursuant to an agreement dated April 27, 1999. Aggregate consideration consisted of approximately $3 billion in cash.

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

     The following unaudited pro forma information for the three months ended March 31, 1999 has been prepared assuming that the Caesars merger had taken place as of January 1, 1999. This pro forma information does not purport to be indicative of future results or what would have occurred had the Caesars merger been completed as of January 1, 1999.

                                                              THREE MONTHS ENDED
                                                                 MARCH 31, 1999
                                                             --------------------
                                                             (IN MILLIONS, EXCEPT
                                                              PER SHARE AMOUNTS)
Revenue.............................................             $ 1,094
Operating income....................................                 159
Net income..........................................                  27
Basic and diluted earnings per share................                0.09

NOTE 5.  EARNINGS PER SHARE

     Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2000 and 1999 was 305 million and 303 million, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted average number of common shares by 5 million and 2 million for the three months ended March 31, 2000 and 1999, respectively.

NOTE 6.  LONG-TERM DEBT

Long-term debt is as follows (in millions):

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                      2000                 1999
                                                                                -----------------    ------------------
Senior and senior subordinated notes, net of unamortized discount
   of $7 million..........................................................        $ 2,218                  $1,718
Credit facilities......................................................             3,250                   3,888
Other..................................................................                14                      18
                                                                                -----------------    ------------------
                                                                                    5,482                   5,624
   Less current maturities.............................................                (3)                     (8)
                                                                                =================    ==================
Net long-term debt.....................................................            $5,479                  $5,616
                                                                                =================    ==================

     In February 2000, the Company issued $500 million of senior subordinated notes due 2007 through a private placement offering to institutional investors. The notes were issued with a coupon rate of 9.375%. The Company intends to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all of the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

NOTE 7.  SUBSEQUENT EVENTS

     Park Place entered into several agreements in April 2000 with the St. Regis Mohawk Nation. One agreement, for which Park Place paid $3 million, is for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby Park Place will manage the casino and pay the tribe 70 percent of the net profits. The agreements are subject to the approval of the National Indian Gaming Commission.

     On May 1, 2000, Park Place announced that it had entered into a definitive agreement to acquire 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $250,000, with an option to purchase the remaining 1,400 acres for $65 million. It is presently anticipated that the 50-acre site will be transferred in trust to the St. Regis Mohawk Tribe subject to approval of the Bureau of Indian Affairs (BIA), while regulatory approvals for the construction of a hotel/casino resort are obtained. Subject to such regulatory approvals, which include the BIA, the National Indian Gaming Commission, and local zoning approvals, Park Place will develop and manage the hotel/casino under its agreements with the Mohawk Nation. A dissident group within the St. Regis Mohawk Tribe has filed a $12 billion class action lawsuit in a Tribal Court to overturn the exclusive agreement and the development agreement. The Company believes the suit is without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results of operations include our wholly-owned subsidiaries and investments accounted for under the equity method of accounting. After our merger with Grand Casinos, Inc. on December 31, 1998, the opening of Paris Las Vegas on September 1, 1999 and our acquisition of Caesars World, Inc. and other gaming assets from Starwood Hotels and Resorts Worldwide, Inc. on December 29, 1999, we operate the following portfolio of properties under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton and Conrad brand names:

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

     We have experienced a number of changes, resulting in increases in the number of subsidiaries and investments (as listed above), during the period covered in this discussion. On September 1, 1999, we opened the 2,916 room Paris Las Vegas on the Las Vegas Strip. On December 29, 1999, we completed our acquisition of Caesars World, Inc. As a result of the Caesars acquisition, we now own Caesars Palace, Caesars Atlantic City, Caesars Tahoe, Sheraton Casino and Hotel Tunica, an 82 percent interest in Caesars Indiana, a 95 percent interest in Sheraton Casino Sydney and Sheraton Halifax Casino, an interest in Caesars Guateng, a 50 percent interest in the management company of Windsor Casino in Ontario, Canada, an interest in Caesars at Sea and the slot operations at the Dover Downs racetrack in Delaware. The results of operations for the Caesars properties and Paris are not included in our condensed consolidated statement of income for the three months ended March 31, 1999, as the acquisition of Caesars was completed on December 29, 1999 and Paris opened on September 1, 1999.

     The following discussion presents an analysis of the results of operations for the three months ended March 31, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening and non-cash items) is presented supplementally in the tables below and in the discussion of operating results because we believe it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. Our depreciation, amortization and pre-opening costs for the three months ended March 31, 2000 and 1999 totaled $130 million and $74 million, respectively. We had no non-cash items for the periods presented.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     A summary of our consolidated revenue and earnings for the three months ended March 31, 2000 and 1999 is as follows (in millions, except per share amounts):

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                            -------------------------
                                                2000         1999
Revenue                                        $ 1,231        $748
Operating income                                   197         119
Net income                                          52          45
Basic and diluted earnings per share              0.17        0.15
Other operating data:
   EBITDA                                        $ 327        $193

     We recorded net income of $52 million or diluted earnings per share of $0.17 for the three months ended March 31, 2000, compared with net income of $45 million or diluted earnings per share of $0.15 for the three months ended March 31, 1999. Impacting results in the current quarter were the Caesars acquisition, which was effective December 29, 1999, and the opening of Paris on September 1, 1999.

     Consolidated revenues increased 65 percent to $1.2 billion for the three months ended March 31, 2000, from $748 million in 1999. This increase in revenues for the three months ended March 31, 2000, was primarily a result of the opening of Paris, strong operating performance in the Eastern Region and the Caesars acquisition. EBITDA increased 69 percent to $327 million for the three months ended March 31, 2000, from $193 million in 1999. The Caesars properties contributed $97 million of the increase in EBITDA. Excluding the Caesars properties, the Western Region was up $26 million, the Eastern Region was up $13 million, the Mid-South Region was down $3 million and the International properties were up $5 million.

WESTERN REGION

     EBITDA for the Western Region was $159 million for the three months ended March 31, 2000, an increase of 67 percent compared to $95 million for the three months ended March 31, 1999. The increase in EBITDA was primarily attributable to the opening of Paris and the acquisition of Caesars, partially offset by a decrease at the Las Vegas Hilton. Caesars Palace recorded EBITDA of $35 million for the first quarter of 2000. Occupancy for the Western Region was 91 percent for the three months ended March 31, 2000, compared to 88 percent in the prior year period. The average room rate was $92 compared to $82 in the prior year period. The increase in the average room rate was a result of the addition of Paris, Caesars Palace and Caesars Tahoe.

     EBITDA at the Las Vegas Hilton was $18 million for the three months ended March 31, 2000, compared to $27 million in the prior year. Performance was in-line with expectations. The property experienced unusually high levels of play in the first quarter of 1999 which was not repeated in the current quarter due to the highly competitive nature of this market. Results at the Las Vegas Hilton are more volatile than most of our other casinos because this property caters to the premium play segment of the market. Future fluctuations in premium play volume and win percentage could result in continued volatility of the results at this property.

     The combined Paris/Bally's properties generated EBITDA of $58 million in the first quarter of 2000, an increase of $34 million from the first quarter in the prior year. The increase in EBITDA was primarily attributable to the addition of Paris. We believe Paris continues to drive significant incremental visitation to this area of the Las Vegas Strip.

     EBITDA at the Flamingo Hilton Las Vegas increased $1 million to $33 million for the three months ended March 31, 2000. The Flamingo Hilton Las Vegas continues to demonstrate the power of its location and its appeal to its target market.

     Combined EBITDA from the Reno Hilton, the Flamingo Hilton Reno and the Flamingo Hilton Laughlin was $12 million for the three months ended March 31, 2000 consistent with the comparable 1999 quarter. Caesars Tahoe generated EBITDA of $3 million during the three months ended March 31, 2000.

     The completion of a number of room expansion projects coupled with the opening of new casino hotels has increased competition in all segments of the Las Vegas market. In addition, California has approved Native American gaming. Including Paris, four new mega-resorts have opened in Las Vegas since October 1998, which drove increased visitation in 1999. In 2000, one new mega resort is expected to open adjacent to Paris. We cannot predict what impact the recent development projects or new expansion will have on our future results of operations.

EASTERN REGION

     EBITDA for the Eastern Region was $84 million for the three months ended March 31, 2000, an increase of 115 percent when compared to $39 million for the three months ended March 31, 1999. The increase is due to the addition of Caesars Atlantic City, coupled with the continued success of our marketing efforts, which are driving incremental visitation to our properties in Atlantic City. Caesars Atlantic City recorded EBITDA of $32 million for the three months ended March 31, 2000. The average room rate in the Eastern Region increased to $86 for the three months ended March 31, 2000 from $74 in the prior year period. The occupancy percentage increased from 94 percent to 95 percent for the three months ended March 31, 2000.

     Bally's Park Place generated EBITDA of $38 million for the three months ended March 31, 2000, an increase of 15 percent from last year's quarter of $33 million. The increase was a result of a 15 percent increase in slot handle and a 17 percent increase in table game drop.

     For the three months ended March 31, 2000, the Atlantic City Hilton reported EBITDA of $14 million, more than doubling last year's $6 million. The Atlantic City Hilton experienced a 34 percent increase in slot handle. This increase was a result of marketing programs, which are having a positive impact on both occupancy and play at the property.

     Certain competitors have announced plans to enter the Atlantic City market or expand existing facilities, which may bring new capacity to the market. Such potential new capacity could intensify the already competitive Atlantic City marketplace, or alternatively broaden Atlantic City's appeal to an expanded customer base. We cannot predict if these projects will be completed or how any additional capacity would affect our operating results.

MID-SOUTH REGION

     EBITDA for the Mid-South Region increased $12 million to $64 million for the three months ended March 31, 2000. The increase in EBITDA is primarily attributable to the $11 million in EBITDA generated by Caesars Indiana and the $4 million generated by Sheraton Tunica, offset by a $4 million decrease at Bally's New Orleans and a $1 million net decrease at our Grand properties. We expect that future results at Bally's New Orleans may continue to be impacted by the competition added in downtown New Orleans in October 1999. The average room rate for the region was $53 and the occupancy percentage was 89 percent for the quarter ended March 31, 2000.

     Grand Gulfport generated $12 million in EBITDA for the three months ended March 31, 2000, a 20 percent increase above the $10 million reported in 1999. Increases in both slot handle and table game drop and the June 1999 opening of the Oasis Resort and Spa contributed to this increase.

     For the three months ended March 31, 2000, Grand Tunica reported EBITDA of $14 million, up from $13 million reported in the prior year. A 10 percent increase in table game drop and the March 1999 opening of the Terrace Hotel contributed to this increase.

     Grand Biloxi reported EBITDA of $16 million for the first quarter of 2000, down from last year's $20 million due to competitive pressure from significant new supply in the Biloxi market.

     Supply on the Gulf Coast has recently increased with the opening of a new resort by a competitor. Currently the new supply into the market continues to drive interest and visitation to our two Gulf Coast properties. However, this increase in supply could ultimately have an adverse impact on the operating results of our Gulf Coast properties.

INTERNATIONAL

     On a combined basis, first quarter 2000 EBITDA from the Conrad properties in Uruguay and Australia increased $5 million to $20 million. The Caesars properties in Canada and South Africa recorded EBITDA of $11 million. On a combined basis, for the first quarter, the International properties reported an average daily rate of $99, a decrease of $13, and an occupancy percentage of 71 percent, an increase of two percentage points over the prior year.

DEPRECIATION AND AMORTIZATION

     Consolidated depreciation and amortization increased $59 million to $130 million for the three months ended March 31, 2000. The increase in depreciation and amortization for the three months was primarily attributable to the addition of the Caesars properties and Paris.

CORPORATE EXPENSE

     Corporate expense increased $3 million to $11 million for the three months ended March 31, 2000. The increase is primarily attributable to the acquisition of Caesars.

NET INTEREST EXPENSE

     Consolidated net interest expense increased $76 million to $105 million for the three months ended March 31, 2000. The increase in net interest expense for the quarter was due primarily to an increase in long-term debt of approximately $3 billion associated with the Caesars acquisition and a decrease in capitalized interest primarily due to the completion of Paris. We used a combination of fixed rate debt and bank credit facilities to fund the acquisition of Caesars. Capitalized interest for the three months ended March 31, 2000 and 1999 was $1 million and $13 million, respectively.

INCOME TAXES

     The effective income tax rate for the three months ended March 31, 2000 was 43 percent. For the three months ended March 31, 1999, the effective income tax rate was 47 percent. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and exceeds the Federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of March 31, 2000, we had cash and cash equivalents of $324 million. Net cash provided by operating activities for the three months ended March 31, 2000 was $186 million. In addition, we had availability under our credit facilities of approximately $365 million at March 31, 2000. We expect to finance our current operations and capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets and commercial paper borrowings.

INVESTING ACTIVITIES

     For the three months ended March 31, 2000, net cash used in investing activities was $44 million, of which $47 million related to capital expenditures for normal maintenance as well as major construction projects. Major construction projects primarily consist of the Wild Wild West Casino expansion, the permanent casino facility in Halifax and the master plan at Caesars Indiana.

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

 FINANCING ACTIVITIES

     During the quarter we were able to reduce our debt by approximately $140 million with the free cash flow we generated.

     In February 2000, we issued $500 million of senior subordinated notes due 2007 through a private placement offering to institutional investors. The notes were issued with a coupon rate of 9.375%. We intend to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

     In January 1999, we filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1.0 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance. Availability under the Shelf at March 31, 2000 was approximately $600 million.


     We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. At March 31, 2000, we had no amounts outstanding under the commercial paper program.

     In March 1999, our Board of Directors approved a common stock repurchase program to acquire up to eight million shares of our common stock. During the three months ended March 31, 2000, we repurchased approximately four million shares of our common stock at a total cost of approximately $41 million. At March 31, 2000, we had repurchased a total of seven million shares under the repurchase program.

OTHER DEVELOPMENTS

         We entered into several agreements in April 2000 with the St. Regis Mohawk Nation. One agreement, for which we paid $3 million, is for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby we will manage the casino and pay the tribe 70 percent of the net profits. The agreements are subject to the approval of the National Indian Gaming Commission.

         On May 1, 2000, we announced that we had entered into a definitive agreement to acquire 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $250,000, with an option to purchase the remaining 1,400 acres for $65 million. It is presently anticipated that the 50-acre site will be transferred in trust to the St. Regis Mohawk Tribe subject to approval of the Bureau of Indian Affairs (BIA), while regulatory approvals for the construction of a hotel/casino resort are obtained. Subject to such regulatory approvals, which include the BIA, the National Indian Gaming Commission, and local zoning approvals, we will develop and manage the hotel/casino under our agreements with the Mohawk Nation. A dissident group within the St. Regis Mohawk Tribe has filed a $12 billion class action lawsuit in a Tribal Court to overturn the exclusive agreement and the development agreement. We believe the suit is without merit.

STRATEGY

     As exemplified by the acquisition of Bally Entertainment Corporation in 1996, Grand Casinos, Inc. in 1998, the opening of Paris on September 1, 1999, and the purchase of Caesars in 1999, we are interested in expanding our business through the acquisition of quality gaming assets and selective new development. We believe we are well-positioned to, and may from time to time, pursue additional strategic acquisitions, dispositions of non-strategic assets, or alliances which we believe to be financially beneficial to our long-term interests. We also believe that in addition to our cash flow from operations, we will have access to financial resources sufficient to finance our future growth.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation, those set forth under the captions "Results of Operations," "Liquidity and Capital Resources," "Other Developments" and "Strategy" and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described previously in our reports filed with the SEC, and:

-        the effect of economic conditions,
-        the impact of competition,
- customer demand, which could cause actual results to differ materially from historical results or those anticipated,
-        regulatory, licensing, and other governmental approvals,
-        access to available and reasonable financing,
- political uncertainties, including legislative action, referendum, and taxation,
-        litigation and judicial actions,
-        third party consents and approvals, and
- construction issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals.

     Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that any of our expectations will be attained in light of these risks and uncertainties.

ITEM 3.   QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our bank credit facilities and commercial paper program and our long-term fixed rate debt. We have not invested in derivative based financial instruments.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

     For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         We are party to legal proceedings relating to the Bally, Hilton, Grand and Caesars gaming businesses that we assumed in 1998 and 1999. We are also involved in various other legal proceedings relating to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our company.

STRATOSPHERE STAND-BY EQUITY COMMITMENT

         Grand is a defendant in STRATOSPHERE LITIGATION, L.L.C. V. GRAND CASINOS, INC. A MINNESOTA CORPORATION, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment is the subject of litigation in the U.S. District Court as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. Grand's motion for summary judgment in the U.S. District Court action on the basis of the bankruptcy court ruling has been denied.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

            4 The Company will furnish the Commission, upon its request, copies of all agreements relating to our long-term debt which does not exceed 10 percent of the total assets of the Company.

            10 Amendment No. 1 to Employment Agreement dated January 1, 2000 between the Company and Arthur M. Goldberg.

            27        Financial Data Schedule


(b)      REPORTS ON FORM 8-K

     On January 7, 2000, the Company filed a Form 8-K/A dated December 30, 1999. The Company reported under "Item 2" that it was amending the Form 8-K filed December 30, 1999 regarding the closing of the Caesars acquisition.

     On February 11, 2000, the Company filed a Form 8-K/A dated February 10, 1999. The Company filed the historical and pro forma financial information for Starwood Hotels and Resorts Worldwide, Inc. Gaming Operations to be sold to Park Place Entertainment.

     On March 30, 2000, the Company filed a Form 8-K dated March 24, 2000. The Company reported under "Item 4" a change of auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)




Date: May 12, 2000


/s/ Scott A. LaPorta
---------------------------------------
Scott A. LaPorta
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)