Form 10-Q
period 2000-06-30
PARK PLACE ENTERTAINMENT CORP
filed 2000-08-14
CIK 1070794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        TITLE OF EACH CLASS                       OUTSTANDING AT AUGUST 1, 2000
        -------------------                       -----------------------------
Common Stock, par value $0.01 per share                   300,226,861

                      PARK PLACE ENTERTAINMENT CORPORATION
                                      INDEX



PART I.          FINANCIAL INFORMATION
                                                                                                                     Page
Item 1.          Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets                                                                  3
                 June 30, 2000 and December 31, 1999

                 Condensed Consolidated Statements of Income                                                            4
                 Three and six months ended June 30, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows                                                        5
                 Six months ended June 30, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements                                                   6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                 10

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                            18



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                     18

Item 4.          Submission of Matters to a Vote of Security Holders                                                   19

Item 6.          Exhibits and Reports on Form 8-K                                                                      20

                 Signatures                                                                                            21







PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                                                             JUNE 30,      DECEMBER 31,
                                                                                               2000           1999
                                                                                            -----------    -----------
Assets
     Cash and equivalents                                                                   $       283    $       346
     Accounts receivable, net                                                                       283            287
     Inventory, prepaids, and other                                                                 157            162
     Deferred income taxes                                                                          102             98
                                                                                            -----------    -----------
        Total current assets                                                                        825            893

     Investments                                                                                    256            282
     Property and equipment, net                                                                  7,725          7,873
     Goodwill, net of amortization of $127 million and $102 million                               1,888          1,913
     Other assets, net                                                                              193            190
                                                                                            -----------    -----------
        Total assets                                                                        $    10,887    $    11,151
                                                                                            ===========    ===========

Liabilities and stockholders' equity
     Accounts payable and accrued expenses                                                  $       670    $       711
     Current maturities of long-term debt                                                             1              8
     Income taxes payable                                                                             9             14
                                                                                            -----------    -----------
        Total current liabilities                                                                   680            733

     Long-term debt, net of current maturities                                                    5,379          5,616
     Deferred income taxes, net                                                                     977            980
     Other liabilities                                                                               80             82
                                                                                            -----------    -----------
        Total liabilities                                                                         7,116          7,411
                                                                                            -----------    -----------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 400.0 million shares authorized, 311.5 million and 306.8 million shares issued at
        June 30, 2000 and December 31, 1999, respectively                                             3              3
     Additional paid-in capital                                                                   3,675          3,635
     Other                                                                                           (6)            (5)
     Retained earnings                                                                              219            136
     Common stock in treasury at cost, 11.1 million and 3.1 million shares
        at June 30, 2000 and December 31, 1999, respectively                                       (120)           (29)
                                                                                            -----------    -----------
        Total stockholders' equity                                                                3,771          3,740
                                                                                            -----------    -----------
        Total liabilities and stockholders' equity                                          $    10,887    $    11,151
                                                                                            ===========    ===========


            See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                               --------------------------    --------------------------
                                                                  2000           1999           2000           1999
                                                               -----------    -----------    -----------    -----------
Revenues
     Casino                                                    $       879    $       530    $     1,743    $     1,070
     Rooms                                                             151             91            296            181
     Food and beverage                                                 123             65            242            132
     Other revenue                                                      95             53            198            104
                                                               -----------    -----------    -----------    -----------
                                                                     1,248            739          2,479          1,487
                                                               -----------    -----------    -----------    -----------
 Expenses
     Casino                                                            457            281            918            558
     Rooms                                                              46             34             93             65
     Food and beverage                                                 110             60            212            122
     Other expense                                                     287            176            570            353
     Depreciation and amortization                                     130             71            260            142
     Pre-opening expense                                                 1              7              1             10
     Impairment losses and other, net                                   37           --               37           --
     Corporate expense                                                  13              9             24             17
                                                               -----------    -----------    -----------    -----------
                                                                     1,081            638          2,115          1,267
                                                               -----------    -----------    -----------    -----------
Operating income                                                       167            101            364            220
Interest and dividend income                                             5              3             10              6
Interest expense, net of interest capitalized                         (112)           (29)          (219)           (58)
Interest expense, net from unconsolidated affiliates                    (2)            (3)            (5)            (6)
                                                               -----------    -----------    -----------    -----------
Income before income taxes, minority interest, and
cumulative effect of accounting change                                  58             72            150            162
     Provision for income taxes                                         27             31             67             73
     Minority interest, net                                           --                1           --                2
                                                               -----------    -----------    -----------    -----------
Income before cumulative effect of accounting change                    31             40             83             87
     Cumulative effect of accounting change (net of
        income taxes of $1 million)                                   --             --             --               (2)
                                                               -----------    -----------    -----------    -----------
Net income                                                     $        31    $        40    $        83    $        85
                                                               ===========    ===========    ===========    ===========
Basic earnings per share
     Income before cumulative effect of accounting change      $      0.10    $      0.13    $      0.27    $      0.29
     Cumulative effect of accounting change                    $      --      $      --      $      --      $     (0.01)
     Net income per share                                      $      0.10    $      0.13    $      0.27    $      0.28
Diluted earnings per share
     Income before cumulative effect of accounting change      $      0.10    $      0.13    $      0.27    $      0.28
     Cumulative effect of accounting change                    $      --      $      --      $      --      $     (0.01)
     Net income per share                                      $      0.10    $      0.13    $      0.27    $      0.28


            See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
Operating activities
     Net income                                            $        83    $        85
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                              260            142
        Pre-opening expense                                          1             10
        Impairment losses and other, net                            37           --
        Change in working capital components                       (46)           (34)
        Change in deferred income taxes                             (7)            29
        Other                                                        9             17
                                                           -----------    -----------
            Net cash provided by operating activities              337            249
                                                           -----------    -----------

Investing activities
     Capital expenditures                                         (117)          (385)
     Pre-opening expense                                            (1)           (10)
     Change in investments                                           3            (14)
     Other                                                          18             (4)
                                                           -----------    -----------
            Net cash used in investing activities                  (97)          (413)
                                                           -----------    -----------

Financing activities
     Change in credit facilities                                  (738)           620
     Net borrowings on commercial paper program                   --               24
     Payments on debt                                               (5)          (623)
     Proceeds from issuance of notes                               500           --
     Payments to Hilton                                           --              (73)
     Purchases of treasury stock                                   (91)           (12)
     Proceeds from exercise of stock options                        33              4
     Other                                                          (2)          --
                                                           -----------    -----------
              Net cash used in financing activities               (303)           (60)
                                                           -----------    -----------

Decrease in cash and equivalents                                   (63)          (224)
Cash and equivalents at beginning of period                        346            382
                                                           -----------    -----------

Cash and equivalents at end of period                      $       283    $       158
                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid for:
     Interest, net of amounts capitalized                  $       185    $        52
                                                           ===========    ===========
     Income taxes                                          $        65    $        36
                                                           ===========    ===========


            See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  THE COMPANY

     Park Place Entertainment Corporation ("Park Place" or "the Company"), a Delaware corporation, was formed in June 1998. On December 31, 1998, Hilton Hotels Corporation ("Hilton") completed the transfer of the operations, assets, and liabilities of its gaming business to the Company. The stock of the Company was distributed to Hilton's shareholders tax-free on a one-for-one basis. Also on December 31, 1998, immediately following the Hilton distribution, the Company acquired, by means of a merger, the Mississippi gaming business of Grand Casinos, Inc. ("Grand") in exchange for the assumption of debt and the issuance of Company common stock on a one-for-one basis. On December 29, 1999, the Company acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc. for cash.

     The Company is primarily engaged in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates a total of twenty-eight casino hotels, including seventeen located in the United States, of which nine are located in Nevada, three are located in Atlantic City, New Jersey, and five are located in Mississippi. The Company has a 49.9 percent owned and managed riverboat casino in New Orleans and an 82 percent owned and managed riverboat casino in Harrison County, Indiana. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa, and has an interest in two casinos on cruise ships. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

NOTE 2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated and net earnings are reduced by the portion of the earnings of affiliates applicable to other ownership interests. There are no significant restrictions on the transfer of funds from the Company's wholly owned subsidiaries to Park Place.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the six-month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The condensed consolidated financial statements for the prior periods reflect certain reclassifications to conform to classifications adopted in 2000. These classifications have no effect on previously reported net income.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB No. 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, management does not believe that SAB No. 101 will have a significant impact on the Company's financial statements.

NOTE 3.  STOCK REPURCHASE

     In March 1999, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to eight million shares of the Company's outstanding common stock, all of which have been repurchased. In May 2000, the Board of Directors approved an additional 12 million shares under the stock repurchase program. The Company repurchased approximately four million shares of its common stock this quarter. In total, 11.1 million shares have been repurchased through June 30, 2000.

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

     The following unaudited pro forma information for the three and six months ended June 30, 1999 has been prepared assuming that the Caesars merger had taken place as of January 1, 1999. This pro forma information does not purport to be indicative of future results or what would have occurred had the Caesars merger been completed as of January 1, 1999.


                                                              Three months ended           Six months ended
                                                                June 30, 1999               June 30, 1999
                                                                -------------               -------------
                                                             (in millions, except        (in millions, except
                                                              per share amounts)          per share amounts)

Revenue ..................................................   $       1,092                  $       2,186
Operating income .........................................             131                            290
Income before cumulative effect of accounting change .....              17                             46
Basic and diluted earnings per share before cumulative
effect of accounting change ..............................            0.06                           0.15
Net income ...............................................              17                             44
Basic earnings per share .................................            0.06                           0.15
Diluted earnings per share ...............................            0.06                           0.14

NOTE 5.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the three months ended June 30, 2000 and 1999 was 303 million and 302 million, respectively, and 304 million and 303 million for the six months ended June 30, 2000 and 1999, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 7 million and 6 million for the three months ended June 30, 2000 and 1999, respectively and 6 million and 3 million for the six months ended June 30, 2000 and 1999, respectively.

NOTE 6.  LONG-TERM DEBT

     Long-term debt is as follows (in millions):


                                                                            June 30,     December 31,
                                                                              2000           1999
                                                                          -----------    -----------
Senior and senior subordinated notes, net of unamortized discount
   of $6 million and $7 million, respectively .........................   $     2,219    $     1,718
Credit facilities .....................................................         3,150          3,888
Other .................................................................            11             18
                                                                          -----------    -----------
                                                                                5,380          5,624
   Less current maturities ............................................            (1)            (8)
                                                                          ===========    ===========
Net long-term debt ....................................................   $     5,379    $     5,616
                                                                          ===========    ===========

     In February 2000, the Company issued $500 million of senior subordinated notes due 2007 through a private placement offering to institutional investors. The notes were issued with a coupon rate of 9.375%. In June 2000, the Company exchanged these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all of the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

     The Company is in the process of amending its credit facilities with an anticipated effective date of August 28, 2000. When these amendments become effective, the Company anticipates having the following two credit facilities in place: (1) a $1.9 billion 364-day short-term facility and (2) a $2.0 billion multi-year facility expiring December 2003.

NOTE 7.  PROPOSED PROJECT

     Park Place entered into an agreement in April 2000 with the Saint Regis Mohawk Nation in upstate New York. Park Place paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby Park Place will manage the casino and pay the Tribe 70 percent of the net profits. The agreement is subject to the approval of the National Indian Gaming Commission.

     On May 1, 2000, Park Place announced that it had entered into a definitive agreement to acquire 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $250,000, with an option to purchase the remaining 1,400 acres for $65 million. The 50-acre site will be transferred in trust to the Saint Regis Mohawk Nation subject to approval of the Bureau of Indian Affairs ("BIA").

     All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Nation and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards.

     On April 26, 2000, certain individual members of the Saint Regis Tribe purported to commence a class action proceeding in the Saint Regis Mohawk Tribal Court in Hogansburg, New York against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's casino development and management agreement with the Saint Regis Mohawk Tribe and further seeks an award of $12 billion in damages. The Company believes that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that the Company believes has been unlawfully convened and is without merit.

     On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action in the Supreme Court of the State of New York, County of Nassau, against Park Place and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, Park Place, and the Saint Regis Mohawk Tribe concerning the Tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. The Company believes this lawsuit is without merit and intends to vigorously pursue its defense.

NOTE 8.  ASSET DISPOSITIONS AND IMPAIRMENT LOSSES

     In conjunction with the spin-off from Hilton Hotels in December 1998, the Company entered into a disposition agreement with Hilton Hotels with respect to the Flamingo Hilton Riverboat Casino located in Kansas City, Missouri. This asset was not a part of the tax-free spin-off transaction at December 31, 1998 due to lack of regulatory approvals. However, the agreement provided for the Company to receive the equivalent economic value of this asset upon sale or other disposition. In June 2000, Hilton Hotels sold this asset to a third party. As a result of this sale and in accordance with the disposition agreement, the Company recognized a pretax gain of $18 million during the quarter ended June 30, 2000.

     In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton. The transaction is expected to be completed by the end of the year and is subject to regulatory approvals. The Company is to receive $300 million in cash for the property, building, and equipment and approximately $6 million for estimated net working capital (excluding certain gaming customer receivables to be retained by Park Place which were approximately $28 million at June 30,
2000). The purchaser will also assume approximately $31 million in future liabilities pursuant to an agreement with Hilton Hotels for use of the Hilton name. In connection with this planned disposition, the Company recognized a non-cash impairment loss of $55 million during the quarter ended June 30, 2000.

     The net result of the sale of the Flamingo Hilton Riverboat Casino and the Las Vegas Hilton impairment was a loss of $37 million, or $24 million net of tax, during the quarter ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results of operations include our wholly owned subsidiaries and investments accounted for under the equity method of accounting. After our merger with Grand Casinos, Inc. on December 31, 1998, the opening of Paris Las Vegas on September 1, 1999 and our acquisition of Caesars World, Inc. and other gaming assets from Starwood Hotels & Resorts Worldwide, Inc. on December 29, 1999, we operate the following portfolio of properties under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brand names:

         -        nine casino hotels in Nevada;

         -        three casino hotels in Atlantic City, New Jersey;

         -        five dockside casinos in Mississippi;

         - a 49.9 percent owned and managed riverboat casino in New Orleans;

         -        an 82 percent owned and managed riverboat casino in Indiana;

         -        three partially owned and/or managed casino hotels in Canada;

         -        two partially owned and managed casino hotels in Australia;

         - a partially owned and managed casino hotel in Punta del Este, Uruguay;

         - a partially owned and managed casino hotel in Johannesburg, South Africa;

         -        two casinos on cruise ships; and

         -        managed slot operations at a racetrack in Delaware.

     We have experienced a number of changes, resulting in increases in the number of subsidiaries and investments (as listed above), between the periods covered in this discussion. On September 1, 1999, we opened the 2,916 room Paris Las Vegas on the Las Vegas Strip. On December 29, 1999, we completed our acquisition of Caesars World, Inc. As a result of the Caesars acquisition, we now own Caesars Palace, Caesars Atlantic City, Caesars Tahoe, Sheraton Casino and Hotel Tunica, an 82 percent interest in Caesars Indiana, a 95 percent interest in Sheraton Casino Sydney and Sheraton Halifax Casino, an interest in Caesars Guateng, a 50 percent interest in the management company of Windsor Casino in Ontario, Canada, an interest in Caesars at Sea, and the slot operations at the Dover Downs racetrack in Delaware. The results of operations for the Caesars properties and Paris are not included in our condensed consolidated statements of income for the three and six months ended June 30, 1999, as the acquisition of Caesars was completed on December 29, 1999 and Paris opened on September 1, 1999.

     The following discussion presents an analysis of the results of operations for the three and six months ended June 30, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening, and impairment losses and other, net) is presented supplementally in the tables below and in the discussion of operating results because we believe it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. Our depreciation, amortization and pre-opening costs for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 totaled $131 million, $78 million, $261 million, and $152 million, respectively. Pretax impairment losses and other, net for the three and six months ended June 30, 2000 were a net $37 million consisting of a $55 million impairment write-down of the Las Vegas Hilton offset by an $18 million gain on the sale of the Flamingo Kansas City Riverboat Casino. We had no impairment losses and other, net amounts for the three or six months ended June 30, 1999.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     A summary of our consolidated revenue and earnings for the three and six months ended June 30, 2000 and 1999 is as follows (in millions, except per share amounts):


                                                Three months ended                   Six months ended
                                                     June 30,                             June 30,
                                               ---------------------              -----------------------
                                                 2000         1999                  2000           1999
                                               --------     --------              --------       --------
Revenue                                         $1,248        $739                 $2,479         $1,487
Operating income                                   167         101                    364            220
Net income                                          31          40                     83             85
Basic and diluted earnings per share              0.10        0.13                   0.27           0.28
Other operating data:
   EBITDA                                         $335        $179                   $662           $372


     We recorded net income of $31 million or diluted earnings per share of $0.10 for the three months ended June 30, 2000, compared with net income of $40 million or diluted earnings per share of $0.13 for the three months ended June 30, 1999. Current-period results were negatively impacted by a $37 million net loss ($24 million net of tax or $0.08 per diluted share) related to the announced sale of the Las Vegas Hilton and the net impact of the sale of the Flamingo Kansas City Riverboat Casino. Revenues increased 69 percent primarily resulting from the Caesars acquisition and the opening of Paris Las Vegas on September 1, 1999. Positive operating results in the current quarter were driven by company-wide same store EBITDA growth and the opening of Paris Las Vegas. The same store improvement was driven primarily by successful local marketing efforts and our domestic marketing network. EBITDA increased 87 percent to $335 million for the three months ended June 30, 2000, from $179 million in 1999. The Caesars properties contributed $110 million of EBITDA during the second quarter 2000. Excluding the Caesars properties, the Western Region was up $37 million, the Eastern Region was up $14 million, the Mid-South Region was down $5 million, and the International properties were up $3 million.

     For the six months ended June 30, 2000, we recorded net income of $83 million or diluted earnings per share of $0.27 compared with net income of $85 million or diluted earnings per share of $0.28 in the prior-year period. Results for the current six-month period included a net loss of $24 million, or $0.08 per diluted share, related to the Las Vegas Hilton and Flamingo Kansas City sales noted above. Revenues increased 67 percent to $2.5 billion for the six months ended June 30, 2000, from $1.5 billion in 1999. This increase was primarily a result of the Caesars acquisition, the opening of Paris, and strong operating performance in the Eastern Region. For the six months ended June 30, 2000, EBITDA increased $290 million when compared to the prior-year period. The Caesars properties contributed $207 million. Excluding the Caesars properties, the Western Region was up $63 million, the Eastern Region was up
$27 million, the Mid-South Region was down $8 million, and the International properties were up $8 million.

WESTERN REGION

     EBITDA for the Western Region was $147 million for the three months ended June 30, 2000 compared to $72 million for the three months ended June 30, 1999. The increase in EBITDA was primarily attributable to the acquisition of Caesars and the opening of Paris. Caesars Palace recorded EBITDA of $33 million and $68 million for the three and six months ended June 30, 2000, respectively. Occupancy for the Western Region was 94 percent for the three months ended June 30, 2000, compared to 88 percent in the prior year. The average room rate was $90 compared to $77 in the prior year. The increase in the average room rate was a result of the addition of Paris, Caesars Palace, and Caesars Tahoe. For the six months ended June 30, 2000, Western Region EBITDA increased $139 million to $306 million when compared to the six months ended June 30, 1999. Occupancy was 92 percent and the average room rate was $91 for the six months ended June 30, 2000 compared with 88 percent occupancy and a $79 average room rate for the corresponding prior-year period.

     EBITDA at the Las Vegas Hilton was $12 million for the three months ended June 30, 2000, compared to $7 million in the prior year. The improved performance resulted from a six percent increase in slot handle and a nine percent increase in room revenues. For the six months ended June 30, 2000, EBITDA decreased $4 million to $30 million. Results at the Las Vegas Hilton are more volatile than most of our other casinos because this property caters to the premium play segment of the market.

     The combined Paris/Bally's properties generated EBITDA of $50 million in the second quarter of 2000, an increase of $29 million from the second quarter of 1999. The increase in EBITDA was primarily attributable to the addition of Paris. For the six months ended June 30, 2000, EBITDA increased $63 million to $108 million. Paris continues to generate strong customer counts and casino volumes.

     EBITDA at the Flamingo Las Vegas increased $1 million to $30 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, EBITDA was $63 million compared with $61 million during the six months ended June 30, 1999. The Flamingo Hilton Las Vegas continues to demonstrate the power of its longstanding and loyal customer base.

     Combined EBITDA from the Reno Hilton, the Flamingo Hilton Reno, and the Flamingo Hilton Laughlin was $17 million for the three months ended June 30, 2000 compared with $15 million for the second quarter of 1999. For the six months ended June 30, 2000, combined EBITDA was $29 million compared with $27 million for the corresponding prior-year period. Caesars Tahoe generated EBITDA during the three and six months ended June 30, 2000 of $5 million and $8 million, respectively.

     Since October 1998, four new mega-resorts (including Paris) have opened in Las Vegas, which drove increased visitation in 1999. In August 2000, one new mega-resort is expected to open adjacent to Paris. We cannot predict what impact the recent development projects or new expansion will have on our future results of operations.

EASTERN REGION

     EBITDA for the Eastern Region was $114 million for the three months ended June 30, 2000 compared to $57 million for the three months ended June 30, 1999. The increase is due to the addition of Caesars Atlantic City, coupled with the continued success of our marketing efforts, which are driving incremental visitation to our properties in Atlantic City. Caesars Atlantic City recorded EBITDA of $43 million and $75 million for the three and six months ended June 30, 2000, respectively. The average room rate in the Eastern Region increased to $93 for the three months ended June 30, 2000 from $87 in the second quarter of 1999. The occupancy percentage declined from 99 percent during the second quarter of 1999 to 96 percent for the three months ended June 30, 2000. For the six months ended June 30, 2000, the Eastern Region recorded EBITDA of $198 million compared to $96 million for the corresponding prior-year period. Occupancy was 95 percent and the average room rate was $89 for the six months ended June 30, 2000 compared with 96 percent occupancy and an average room rate of $81 for the corresponding prior-year period.

     Bally's Park Place generated EBITDA of $48 million for the three months ended June 30, 2000, an increase of 12 percent from the $43 million recorded during last year's second quarter. The improvement resulted from an eight percent increase in revenues coupled with margin improvements and effective cost controls. For the six months ended June 30, 2000, EBITDA increased $10 million to $86 million.

     For the three months ended June 30, 2000, the Atlantic City Hilton reported EBITDA of $23 million, a 64 percent increase from last year's $14 million. The improvement was driven primarily by a 28 percent increase in slot handle. EBITDA for the six months ended June 30, 2000 was $37 million compared to $20 million for the corresponding prior-year period.

     Certain competitors have announced plans to enter the Atlantic City market or expand existing facilities, which may bring new capacity to the market. Such potential new capacity could intensify competition in the Atlantic City marketplace, or alternatively broaden Atlantic City's appeal to an expanded customer base. We cannot predict if these projects will be completed or how any additional capacity would affect our operating results.

MID-SOUTH REGION

     EBITDA for the Mid-South Region increased $14 million to $66 million for the three months ended June 30, 2000. The increase in EBITDA is primarily attributable to the $13 million in EBITDA generated by Caesars Indiana and the $6 million generated by Sheraton Tunica, partially offset by a $4 million decrease at Bally's New Orleans. The average room rate for the region was $56 and occupancy was 96 percent for the quarter ended June 30, 2000 compared to an average room rate of $57 and occupancy of 94 percent for the second quarter of 1999. For the six months ended June 30, 2000, EBITDA was $130 million compared to $104 million for the six months ended June 30, 1999. Caesars Indiana generated EBITDA of $24 million and Sheraton Tunica had EBITDA of $10 million for the six months ended June 30, 2000. For the six months ended June 30, 2000, the regional average room rate was $53 and the regional occupancy rate was 92 percent compared to an average room rate of $58 and occupancy of 94 percent for the prior-year period.

     Grand Gulfport generated $11 million in EBITDA for the three months ended June 30, 2000, a 22 percent increase above the $9 million reported in the second quarter of 1999. Increases in both slot handle and table game drop, the June 1999 opening of the Oasis Resort and Spa, and improved operating margins contributed to this increase. For the six months ended June 30, 2000, EBITDA was $23 million compared to $19 million for the corresponding prior-year period.

     For the three months ended June 30, 2000, Grand Tunica reported EBITDA of $16 million, down from $18 million reported for the three months ended June 30, 1999 due to competitive pressures. EBITDA for the six months ended June 30, 2000 was $30 million compared to $31 million for the six months ended June 30, 1999.

     Grand Biloxi reported EBITDA of $16 million for the second quarter of 2000, down from last year's $18 million due to competitive pressure from significant new supply in the Biloxi market. EBITDA for the six months ended June 30, 2000 was $32 million compared to $38 million for the prior-year period.

INTERNATIONAL

     On a combined basis, second quarter 2000 EBITDA from the Conrad properties in Uruguay and Australia increased $3 million to $10 million. The Caesars properties in Canada and South Africa recorded EBITDA of $11 million. On a combined basis, for the second quarter 2000, the International properties reported an average daily rate of $86, a decrease of $3, and occupancy of 65 percent, an increase of 5 percentage points over the second quarter of 1999. For the six months ended June 30, 2000, the International properties had combined EBITDA of $52 million, including $22 million from the Caesars properties.

DEPRECIATION AND AMORTIZATION

     Consolidated depreciation and amortization increased $59 million to $130 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, depreciation and amortization increased $118 million to $260 million. The increase in depreciation and amortization for the three and six months was primarily attributable to the addition of the Caesars properties and Paris.

CORPORATE EXPENSE

     Corporate expense increased $4 million to $13 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, corporate expense increased $7 million to $24 million. The increase was primarily attributable to the acquisition of Caesars.

NET INTEREST EXPENSE

     Consolidated net interest expense increased $80 million to $109 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, net interest expense increased $156 million to $214 million. The increase in net interest expense was due primarily to an increase in long-term debt of approximately $3 billion associated with the Caesars acquisition and a decrease in capitalized interest primarily due to the completion of Paris. We used a combination of fixed-rate debt and bank credit facilities to fund the acquisition of Caesars. Capitalized interest for the three months ended June 30, 2000 was less than $1 million compared to $14 million for the second quarter of 1999. For the six months ended June 30, 2000 and 1999, capitalized interest was $1 million and $27 million, respectively.

INCOME TAXES

     The effective income tax rate for the three and six months ended June 30, 2000 was 47 percent and 45 percent, respectively. For the three and six months ended June 30, 1999, the effective income tax rate was 43 percent and 45 percent, respectively. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes and exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of June 30, 2000, we had cash and cash equivalents of $283 million. Net cash provided by operating activities for the six months ended June 30, 2000 was $337 million. In addition, we had availability under our credit facilities of approximately $465 million at June 30, 2000. We expect to finance our current operations and capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings.

INVESTING ACTIVITIES

     For the six months ended June 30, 2000, net cash used in investing activities was $97 million, including $117 million related to capital expenditures for normal maintenance as well as major construction projects. Major construction projects primarily consist of the Wild Wild West Casino expansion in Atlantic City, the master plan at Caesars Indiana, and casino, suite, and restaurant expansions at Caesars Palace.

     During 2000 we intend to spend up to $225 million on normal maintenance capital spending at our casino properties, and make selective expansion or improvement investments at certain of our existing properties. We intend to continue to maintain our facilities in first-class condition in order to preserve our competitive position.

FINANCING ACTIVITIES

     During the six months ended June 30, 2000, we were able to reduce our debt by approximately $240 million and repurchase eight million shares of common stock at a total cost of $91 million with the free cash flow we generated.

     In February 2000, we issued $500 million of senior subordinated notes due 2007 through a private placement offering to institutional investors. The notes were issued with a coupon rate of 9.375%. In June 2000 we exchanged these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

     We are in the process of amending our credit facilities with an anticipated effective date of August 28, 2000. When these amendments become effective, we anticipate having the following two credit facilities in place: (1) a $1.9 billion 364-day short-term facility and (2) a $2.0 billion multi-year facility expiring December 2003.

     We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. At June 30, 2000, we had no amounts outstanding under the commercial paper program.

     In January 1999, we filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1.0 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance. Availability under the Shelf at June 30, 2000 was approximately $600 million.

     In March 1999, our Board of Directors approved a stock repurchase program allowing for the purchase of up to eight million shares of our common stock, all of which have been repurchased. In May 2000, the Board of Directors approved an additional 12 million shares under the stock repurchase program. We repurchased approximately four million shares of our common stock this quarter. In total, 11.1 million shares have been repurchased through June 30, 2000.

OTHER DEVELOPMENTS

SAINT REGIS MOHAWK NATION

     We entered into an agreement in April 2000 with the Saint Regis Mohawk Nation in upstate New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby we will manage the casino and pay the Tribe 70 percent of the net profits. The agreement is subject to the approval of the National Indian Gaming Commission.

     On May 1, 2000, we announced that we had entered into a definitive agreement to acquire 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $250,000, with an option to purchase the remaining 1,400 acres for $65 million. The 50-acre site will be transferred in trust to the Saint Regis Mohawk Nation subject to approval of the Bureau of Indian Affairs ("BIA").

     All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Nation and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards.

LAS VEGAS HILTON

     In July 2000, we entered into an agreement to sell the Las Vegas Hilton. The transaction is expected to be completed by the end of the year and is subject to regulatory approvals. We are to receive $300 million in cash for the property, building, and equipment and approximately $6 million for estimated net working capital (excluding certain gaming customer receivables to be retained by us which were approximately $28 million at June 30, 2000). The purchaser will also assume approximately $31 million in future liabilities pursuant to an agreement with Hilton Hotels for use of the Hilton name. In connection with this planned disposition, we recognized a non-cash impairment loss of $55 million ($36 million net of tax) during the quarter ended June 30, 2000.

FLAMINGO HILTON RENO

     In December 1999, we entered into an agreement to sell the Flamingo Hilton Reno to Sapphire Gaming LLC, with an anticipated closing date of June 30, 2000. On July 3, 2000 we announced that Sapphire had withdrawn from the agreement and that the sale had been cancelled.

SANDS HOTEL & CASINO

     In late 1999, we submitted to the U.S. Bankruptcy Court, a plan of reorganization for the Sands Hotel & Casino in Atlantic City, New Jersey. Our plan was one of two plans being considered by the court. In July 2000, the bankruptcy court judge issued an opinion favoring the reorganization plan of the other party. We do not intend to appeal the decision.

STRATEGY

     As exemplified by the acquisition of Bally Entertainment Corporation in 1996, Grand Casinos, Inc. in 1998, the opening of Paris on September 1, 1999, and the purchase of Caesars in 1999, we are interested in expanding our business through the acquisition of quality gaming assets and selective new development. We believe we are well positioned to, and may from time to time, pursue additional strategic acquisitions, dispositions of non-strategic assets, or alliances, which we believe to be financially beneficial to our long-term interests. We also believe that in addition to our cash flow from operations, we will have access to financial resources sufficient to finance our future growth.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. We are required to comply with the provisions of SAB No. 101 by the fourth quarter of 2000. Due to the nature of the our operations, we do not believe that SAB No. 101 will have a significant impact on our financial statements.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this report, including without limitation, those set forth under the captions "Results of Operations," "Liquidity and Capital Resources," "Other Developments," and "Strategy" and statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described previously in our reports filed with the SEC, and:

         -    the effect of economic conditions,
         -    the impact of competition,
         - customer demand, which could cause actual results to differ materially from historical results or those anticipated,
         -    regulatory, licensing, and other governmental approvals,
         -    access to available and reasonable financing,
         - political uncertainties, including legislative action, referendum, and taxation,
         -    litigation and judicial actions,
         -    third party consents and approvals, and
         - construction issues, including environmental restrictions, weather, soil conditions, building permits, and zoning approvals.

     Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that any of our expectations will be attained in light of these risks and uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity process. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our bank credit facilities and commercial paper program and our long-term fixed-rate debt. We have not invested in derivative-based financial instruments.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     We are party to legal proceedings relating to the Bally, Hilton, Grand, and Caesars gaming businesses that we assumed in 1998 and 1999. We are also involved in various other legal proceedings relating to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our company. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Form 10-Q for the period ended March 31, 2000.

GRAND CASINOS

     INDEMNIFICATION OF PARK PLACE

     Grand Casinos, Inc. and its subsidiaries are parties to various lawsuits arising out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Grand, and Grand is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger) for certain liabilities. If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

     As security to support Lakes' indemnification obligations to Grand, Lakes agreed to irrevocably deposit, in trust for the benefit of Grand, a total sum of $30 million. The trust is to be funded with four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. The first annual installment payment was made in December 1999.

     SETTLEMENT OF GRAND CASINOS AND STRATOSPHERE SECURITIES LITIGATION

     The parties in three previously reported cases have reached a consolidated settlement, although the courts have not yet formally dismissed the cases. The three cases being settled are IN RE GRAND CASINOS, INC. SECURITIES LITIGATION, filed on September 9, 1996 in the United States District Court of Minnesota, MICHAEL CEASAR V. STRATOSPHERE CORPORATION ET. AL., filed on August 5, 1996 in the United States District Court of Nevada, and OPITZ ET. AL. V. STRATOSPHERE CORPORATION ET. AL., filed on August 16, 1996 in the District Court for Clark County, Nevada. The cases arose out of Grand's involvement as a dominant shareholder in the Stratosphere Casino and Hotel project in Las Vegas, Nevada.

     The settlement will involve the dismissal with prejudice of the three cases in consideration of payment by Lakes Gaming (on behalf of Grand Casinos under the indemnification agreement) of $9 million to the Grand Casino shareholders and $9 million to the Stratosphere shareholders. The settlement agreement is subject to final approval by each of the respective courts.

SAINT REGIS MOHAWK TRIBE

     On April 26, 2000, certain individual members of the Saint Regis
Tribe purported to commence a class action proceeding in the Saint Regis Mohawk Tribal Court in Hogansburg, New York against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's casino development and management agreement with the Saint Regis Mohawk Tribe and further seeks an award of $12 billion in damages. We believe that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that we believe has been unlawfully convened and is without merit.

     On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action in the Supreme Court of the State of New York, County of Nassau, against Park Place and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, Park Place, and the Saint Regis Mohawk Tribe concerning the Tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. We believe this lawsuit is without merit and intend to vigorously pursue its defense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 12, 2000. Approximately 284 million of the eligible 305 million shares were represented at the meeting. Matters voted upon and the results of the voting follow:

     ELECTION OF DIRECTORS. The three directors nominated were elected to three-year terms.

                                            FOR                     WITHHELD
                                            ---                     --------
       Barbara Bell Coleman             279,579,364                 4,580,735
       Clive S. Cummis                  279,585,134                 4,574,965
       Eric M. Hilton                   279,422,348                 4,737,751

     Directors continuing to serve on the board of directors are Stephen F. Bollenbach, A. Steven Crown, Arthur M. Goldberg, William Barron Hilton, Gen. Paul X. Kelley (Ret.), J. Kenneth Looloian, Rocco J. Marano, and Gilbert L. Shelton.

     APPROVAL AND RATIFICATION OF AMENDMENTS TO THE 1998 INDEPENDENT DIRECTOR STOCK OPTION PLAN. The proposal to increase the number of options granted to each non-employee independent director and to increase the total number of shares authorized for issuance under the Plan was approved. Stockholders voted 225,169,338 shares in favor and 58,356,712 shares opposed with 634,049 abstentions and no broker non-votes.

     APPROVAL AND RATIFICATION OF THE EXECUTIVE INCENTIVE PLAN. The proposal to provide a performance-based compensation plan intended to secure the deductibility of certain incentive compensation to certain executive officers of the Company was approved. Stockholders voted 266,959,565 shares in favor and 16,419,651 shares opposed with 780,883 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        10 Hotel Sales Agreement between LVH Corporation (a subsidiary of the Registrant) and Las Vegas Convention Hotel, LLC, dated as of July 11, 2000.

        27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     On May 10, 2000, the Company filed a Form 8-K/A dated March 24, 2000. The Company updated information under "Item 4" regarding a change in auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)




Date: August 11, 2000


      /s/ Scott A. LaPorta
--------------------------------------
Scott A. LaPorta
Executive Vice President,
Chief Financial Officer, and Treasurer
(Principal Accounting Officer)