Form 10-Q
period 2000-09-30
PARK PLACE ENTERTAINMENT CORP
filed 2000-11-14
CIK 1070794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 (702) 699-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X   No
                                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF EACH CLASS                  OUTSTANDING AT NOVEMBER 1, 2000
          -------------------                  -------------------------------
  Common Stock, par value $0.01 per share                297,404,448

                      PARK PLACE ENTERTAINMENT CORPORATION
                                      INDEX

PART I.          FINANCIAL INFORMATION
                                                                                                                     PAGE
Item 1.          Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 2000 and December 31, 1999                                                               3

                 Condensed Consolidated Statements of Income
                 Three and nine months ended September 30, 2000 and 1999                                                4

                 Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 2000 and 1999                                                          5

                 Notes to Condensed Consolidated Financial Statements                                                   6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                 11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                            19



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                                     19

Item 5.          Other Information                                                                                     21

Item 6.          Exhibits and Reports on Form 8-K                                                                      21

                 Signatures                                                                                            22

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                              -------------   ------------
Assets
     Cash and equivalents                                     $        300    $        346
     Accounts receivable, net                                          258             287
     Inventory, prepaids, and other                                    157             162
     Deferred income taxes                                              97              98
                                                              -------------   ------------
        Total current assets                                           812             893

     Investments                                                       258             282
     Property and equipment, net                                     7,771           7,873
     Goodwill, net of amortization of $139 million
      and $102 million                                               1,855           1,913
     Other assets, net                                                 226             190
                                                              -------------   ------------
        Total assets                                          $     10,922    $     11,151
                                                              =============   ============

Liabilities and stockholders' equity
     Accounts payable and accrued expenses                    $        661    $        711
     Current maturities of long-term debt                                1               8
     Income taxes payable                                               13              14
                                                              -------------   ------------
        Total current liabilities                                      675             733

     Long-term debt, net of current maturities                       5,318           5,616
     Deferred income taxes, net                                        989             980
     Other liabilities                                                 132              82
                                                              -------------   ------------
        Total liabilities                                            7,114           7,411
                                                              -------------   ------------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.01 par value, 400.0 million shares
        authorized, 312.3 million and 306.8 million shares
        issued at September 30, 2000 and December 31, 1999,
        respectively                                                     3               3
     Additional paid-in capital                                      3,682           3,635
     Other                                                              (6)             (5)
     Retained earnings                                                 286             136
     Common stock in treasury at cost, 13.7 million and
     3.1 million shares at September 30, 2000 and
     December 31, 1999, respectively                                  (157)            (29)
                                                              -------------   ------------
        Total stockholders' equity                                   3,808           3,740
                                                              -------------   ------------
        Total liabilities and stockholders' equity            $     10,922    $     11,151
                                                              =============   ============


            See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                            ----------------------    ----------------------
                                                               2000         1999         2000        1999
                                                            ---------    ---------    ---------    ---------
Revenues
     Casino                                                 $     930    $     613    $   2,673    $   1,683
     Rooms                                                        137           98          433          279
     Food and beverage                                            112           71          354          203
     Other revenue                                                100           57          298          161
                                                            ---------    ---------    ---------    ---------
                                                                1,279          839        3,758        2,326
                                                            ---------    ---------    ---------    ---------
Expenses
     Casino                                                       483          316        1,401          874
     Rooms                                                         47           37          140          102
     Food and beverage                                            102           68          314          190
     Other expense                                                296          196          866          549
     Depreciation and amortization                                115           76          375          218
     Pre-opening expense                                            1           37            2           47
     Impairment losses and other, net                            --           --             37         --
     Corporate expense                                             13            9           37           26
                                                            ---------    ---------    ---------    ---------
                                                                1,057          739        3,172        2,006
                                                            ---------    ---------    ---------    ---------
Operating income                                                  222          100          586          320

Interest and dividend income                                        6            3           16            9
Interest expense, net of interest capitalized                    (110)         (37)        (329)         (95)
Interest expense, net from unconsolidated affiliates               (3)          (3)          (8)          (9)
                                                            ---------    ---------    ---------    ---------
Income before income taxes, minority interest, and
cumulative effect of accounting change                            115           63          265          225
     Provision for income taxes                                    47           28          114          101
     Minority interest, net                                         1            1            1            3
                                                            ---------    ---------    ---------    ---------
Income before cumulative effect of accounting change               67           34          150          121
     Cumulative effect of accounting change (net of
        income taxes of $1 million)                              --           --           --             (2)
                                                            ---------    ---------    ---------    ---------
Net income                                                  $      67    $      34    $     150    $     119
                                                            =========    =========    =========    =========
Basic earnings per share
     Income before cumulative effect of accounting change   $    0.22    $    0.11    $    0.50    $    0.40
     Cumulative effect of accounting change                 $    --      $    --      $    --      $   (0.01)
     Net income per share                                   $    0.22    $    0.11    $    0.50    $    0.39
Diluted earnings per share
     Income before cumulative effect of accounting change   $    0.22    $    0.11    $    0.49    $    0.39
     Cumulative effect of accounting change                 $    --      $    --      $    --      $   (0.01)
     Net income per share                                   $    0.22    $    0.11    $    0.49    $    0.39


            See notes to condensed consolidated financial statements

              PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        ------------------
                                                          2000      1999
                                                        -------    -------
Operating activities
     Net income                                         $   150    $   119
     Adjustments to reconcile net income to net cash
     provided by operating
     activities:
        Depreciation and amortization                       375        218
        Pre-opening expense                                   2         47
        Impairment losses and other, net                     37       --
        Change in working capital components                (26)         6
        Change in deferred income taxes                      10         20
        Other                                                30          3
                                                        -------    -------
            Net cash provided by operating activities       578        413
                                                        -------    -------

Investing activities
     Capital expenditures                                  (269)      (532)
     Pre-opening expense                                     (2)       (47)
     Change in investments                                    1         30
     Other                                                   50          9
                                                        -------    -------
            Net cash used in investing activities          (220)      (540)
                                                        -------    -------

Financing activities
     Change in credit facilities                         (1,198)       380
     Payments on debt                                        (6)      (624)
     Proceeds from issuance of notes                        900        298
     Payments to Hilton                                    --          (73)
     Purchases of treasury stock                           (128)       (12)
     Proceeds from exercise of stock options                 39          7
     Other                                                  (11)       (10)
                                                        -------    -------
              Net cash used in financing activities        (404)       (34)
                                                        -------    -------

Decrease in cash and equivalents                            (46)      (161)
Cash and equivalents at beginning of period                 346        382
                                                        -------    -------

Cash and equivalents at end of period                   $   300    $   221
                                                        =======    =======

Supplemental Disclosures of Cash Flow Information
Cash paid for:
     Interest, net of amounts capitalized               $   296    $   115
                                                        =======    =======
     Income taxes                                       $    85    $    64
                                                        =======    =======


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

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three- and nine-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The condensed consolidated financial statements for the prior periods reflect certain reclassifications to conform to classifications adopted in 2000. These classifications have no effect on previously reported net income.

NOTE 3. STOCK REPURCHASE

     In March 1999, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to eight million shares of the Company's outstanding common stock. In May 2000, the Board of Directors approved an additional 12 million shares under the stock repurchase program. As of October 31, 2000, a total of 15 million shares had been repurchased. In November 2000, the Board of Directors approved an additional 20 million shares, resulting in 25 million shares available under the stock repurchase program.

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

     The following unaudited pro forma information for the three and nine months ended September 30, 1999 has been prepared assuming that the Caesars merger had taken place as of January 1, 1999. This pro forma information does not purport to be indicative of future results or what would have occurred had the Caesars merger been completed as of January 1, 1999.

                                                              Three months ended         Nine months ended
                                                              September 30, 1999         September 30, 1999
                                                              ------------------         ------------------
                                                                 (in millions, except per share amounts)

Revenue......................................................        $1,255                     $3,411
Operating income.............................................           175                        465
Income before cumulative effect of accounting change.........            40                         86
Basic and diluted earnings per share before cumulative
effect of accounting change..................................          0.13                       0.28
Net income...................................................            40                         84
Basic earnings per share.....................................          0.13                       0.28
Diluted earnings per share...................................          0.13                       0.27

NOTE 5.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended September 30,

2000 and 1999 was 300 million and 302 million, respectively, and 302 million and 303 million for the nine months ended September 30, 2000 and 1999, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 8 million and 7 million for the three months ended September 30, 2000 and 1999, respectively and 7 million and 4 million for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 6. LONG-TERM DEBT

     Long-term debt is as follows (in millions):

                                                    September 30,    December 31,
                                                        2000             1999
                                                    -------------    ------------
Senior and senior subordinated notes, net of
   unamortized discount of $6 million and
   $7 million, respectively ................        $       2,619    $      1,718
Credit facilities ..........................                2,690           3,888
Other ......................................                   10              18
                                                    -------------    ------------
                                                            5,319           5,624
   Less current maturities .................                   (1)             (8)
                                                    -------------    ------------
Net long-term debt .........................        $       5,318    $      5,616
                                                    =============    ============

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

     In August 2000, the Company entered into agreements which modified its existing bank credit facilities. The existing $1.0 billion 364-day facility, which expired at the end of August, was eliminated. The existing $2.0 billion 364-day facility, which also expired at the end of August, was renewed for $1.9 billion for an additional 364-day period. The existing $1.5 billion multi-year facility, which expires December 31, 2003, was increased to $2.0 billion for the remaining term.

     In September 2000, the Company issued $400 million of senior subordinated notes due 2008 in a registered note offering. The notes were issued with a coupon rate of 8.875%. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all of the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

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

     On April 26, 2000, certain individual members of the Saint Regis Tribe purported to commence a class action proceeding in the Saint Regis Mohawk Tribal Court in Hogansburg, New York against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's casino development and management agreement with the Saint Regis Mohawk Tribe and further seeks an award of $12 billion in damages. The Company believes that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that the Company believes has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the action on the grounds that the Court lacked subject matter jurisdiction.

     On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action in the Supreme Court of the State of New York, County of Nassau, against Park Place and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, Park Place, and the Saint Regis Mohawk Tribe concerning the Tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plantiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants. The Company believes this lawsuit is without merit and intends to vigorously pursue its defense.

NOTE 8.  ASSET DISPOSITIONS AND IMPAIRMENT LOSSES

     In conjunction with the spin-off from Hilton Hotels in December 1998, the Company entered into a disposition agreement with Hilton Hotels with respect to the Flamingo Hilton Riverboat Casino located in Kansas City, Missouri. This asset was not a part of the tax-free spin-off transaction at December 31, 1998 due to lack of regulatory approvals. However, the agreement provided for the Company to receive the equivalent economic value of this asset upon sale or other disposition. In June 2000, Hilton Hotels sold this asset to a third party. As a result of this sale and in accordance with the disposition agreement, the Company recognized a pretax gain of $18 million during the second quarter 2000.

     In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton, subject to regulatory approvals. In October 2000, the Nevada Gaming Control Board, Nevada Gaming Commission, and Clark County Liquor and Gaming Licensing Board approved the transaction. Under the terms of the agreement, the transaction must be completed by February 7, 2001.

     The Company is to receive $300 million for the property, building, and equipment and approximately $6 million for estimated net working capital (excluding certain gaming customer receivables to be retained by Park Place). The purchaser will also assume approximately $31 million in future liabilities pursuant to an agreement with Hilton Hotels for use of the Hilton name. In connection with this planned disposition, the Company recognized a non-cash impairment loss of $55 million during the second quarter 2000.

     The net result of the sale of the Flamingo Hilton Riverboat Casino and the Las Vegas Hilton impairment was a loss of $37 million, or $24 million net of tax, during the second quarter 2000.

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

     We have experienced a number of changes, resulting in increases in the number of subsidiaries and investments (as listed above), between the periods covered in this discussion. On September 1, 1999, we opened the 2,916 room Paris Las Vegas on the Las Vegas Strip. On December 29, 1999, we completed our acquisition of Caesars World, Inc. As a result of the Caesars acquisition, we now own Caesars Palace, Caesars Atlantic City, Caesars Tahoe, Sheraton Casino and Hotel Tunica, an 82 percent interest in Caesars Indiana, a 95 percent interest in Sheraton Casino Sydney and Sheraton Halifax Casino, an interest in Caesars Guateng, a 50 percent interest in the management company of Windsor Casino in Ontario, Canada, an interest in Caesars at Sea, and the slot operations at the Dover Downs racetrack in Delaware. The results of operations for the Caesars properties are not included in our condensed consolidated statements of income for the three and nine months ended September 30, 1999, as the acquisition of Caesars was completed on December 29, 1999. Only one month of operations for Paris is included during those periods because of its opening on September 1, 1999.

     The following discussion presents an analysis of the results of operations for the three and nine months ended September 30, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening, and impairment losses and other, net) is presented supplementally in the tables below and in the discussion of operating results because we believe it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. Our depreciation, amortization and pre-opening costs for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 totaled $116 million, $113 million, $377 million, and $265 million, respectively. Pretax impairment losses and other, net for the nine months ended September 30, 2000 were a net $37 million consisting of a $55 million impairment write-down of the Las Vegas Hilton offset by an $18 million gain on the sale of the Flamingo Kansas City Riverboat Casino. There were no such items for the three months ended September 30, 2000 and 1999 or the nine months ended September 30, 1999.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     A summary of our consolidated revenue and earnings for the three and nine months ended September 30, 2000 and 1999 is as follows (in millions, except per share amounts):

                             Three months ended     Nine months ended
                                September 30,         September 30,
                             -------------------   -------------------
                               2000       1999       2000       1999
                             --------   --------   --------   --------
Revenue                      $  1,279   $    839   $  3,758   $  2,326
Operating income                  222        100        586        320
Net income                         67         34        150        119
Basic earnings per share         0.22       0.11       0.50       0.39
Diluted earnings per share       0.22       0.11       0.49       0.39
Other operating data:
   EBITDA                    $    338   $    213   $  1,000   $    585

     We recorded net income of $67 million or diluted earnings per share of $0.22 for the three months ended September 30, 2000, compared with net income of $34 million or diluted earnings per share of $0.11 for the three months ended September 30, 1999. Revenues increased 52 percent primarily resulting from the Caesars acquisition and the opening of Paris Las Vegas on September 1, 1999. Prior-period results were negatively impacted by pre-opening costs of $37 million ($24 million net of tax or $0.08 per diluted share) primarily related to the opening of Paris on September 1, 1999. EBITDA increased 59 percent to $338 million for the three months ended September 30, 2000, from $213 million in 1999. The Caesars properties contributed $126 million of EBITDA during the third quarter 2000. Excluding the Caesars properties, the Western Region was up $4 million, the Eastern Region was up $9 million, the Mid-South Region was down $13 million, and the International properties were up $3 million.

     For the nine months ended September 30, 2000, we recorded net income of $150 million or diluted earnings per share of $0.49 compared with net income of $119 million or diluted earnings per share of $0.39 in the prior-year period. Current-period results were negatively impacted by a $37 million net loss ($24 million net of tax or $0.08 per diluted share) related to the announced sale of the Las Vegas Hilton and the net impact of the sale of the Flamingo Kansas City Riverboat Casino. Prior-period results were negatively impacted by pre-opening costs of $47 million ($30 million net of tax or $0.10 per diluted share) primarily related to the opening of Paris on September 1, 1999. Revenues increased 62 percent primarily resulting from the Caesars acquisition and the opening of Paris. For the nine months ended September 30, 2000, EBITDA increased $415 million when compared to the prior-year period. The Caesars properties contributed $333 million. Excluding the Caesars properties, the Western Region was up $67 million, the Eastern Region was up $36 million, the Mid-South Region was down $21 million, and the International properties were up $11 million.

WESTERN REGION

     EBITDA for the Western Region was $121 million for the three months ended September 30, 2000 compared to $82 million for the three months ended September 30, 1999. The increase in EBITDA was primarily attributable to the acquisition of Caesars and the opening of Paris on September 1, 1999. Caesars Palace generated EBITDA of $26 million for the three months ended September 30, 2000. Occupancy for the Western Region was 94 percent for the three months ended September 30, 2000, compared to 92 percent in the prior year. The average room rate was $83 compared to $72 in the prior year. The increase in the average room rate was primarily a result of the addition of Caesars Palace and Caesars Tahoe.

     For the nine months ended September 30, 2000, Western Region EBITDA increased $178 million to $427 million when compared to the nine months ended September 30, 1999. Caesars Palace recorded EBITDA of $94 million for the nine months ended September 30, 2000. Western Region occupancy was 93 percent and the average room rate was $88 for the nine months ended September 30, 2000 compared with 89 percent occupancy and a $76 average room rate for the corresponding prior-year period.

     The combined Paris/Bally's properties generated EBITDA of $46 million in the third quarter of 2000, an increase of $15 million from the third quarter of 1999. The increase in EBITDA was attributable to Paris operations. For the nine months ended September 30, 2000, EBITDA increased $78 million to $154 million. In its first twelve months of operation, Paris generated $137 million of incremental EBITDA and continues to generate strong customer counts and casino volumes.

     EBITDA at the Flamingo Las Vegas increased $2 million to $25 million for the three months ended September 30, 2000. New marketing programs targeted at table game customers resulted in an 18 percent increase in table game volume. For the nine months ended September 30, 2000, EBITDA was $88 million compared with $84 million during the nine months ended September 30, 1999.

     For the three months ended September 30, 2000, EBITDA at the Las Vegas Hilton declined $13 million from the $12 million of EBITDA reported in the prior year due primarily to a significant reduction in table game hold percentage. For the nine months ended September 30, 2000, EBITDA decreased $17 million to $29 million. Results at the Las Vegas Hilton are more volatile than most of our other casinos because this property caters to the premium play segment of the market.

     Combined EBITDA from the Reno Hilton, the Flamingo Reno, and the Flamingo Laughlin was $16 million for the third quarter 2000 and the third quarter 1999. For the nine months ended September 30, 2000, combined EBITDA was $45 million compared with $43 million for the corresponding prior-year period.

     From October 1998 to September 1999, four new mega-resorts (including Paris) have opened in Las Vegas, which drove increased visitation in 1999. In August 2000, a new mega-resort opened adjacent to Paris. We cannot predict what impact this new resort will have on our future results of operations.

EASTERN REGION

     EBITDA for the Eastern Region was $138 million for the three months ended September 30, 2000 compared to $73 million for the three months ended September 30, 1999. The increase is due to the addition of Caesars Atlantic City and local and national marketing efforts, which are driving incremental visitation to our properties in Atlantic City. Caesars Atlantic City recorded EBITDA of $56 million and $131 million for the three and nine months ended September 30, 2000, respectively. The average room rate in the Eastern Region increased to $104 for the three months ended September 30, 2000 from $102 in the third quarter of 1999. Occupancy improved to 99 percent during the third quarter of 2000 from 98 percent for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Eastern Region recorded EBITDA of $336 million compared to $169 million for the corresponding prior-year period. The average room rate was $94 for the nine months ended September 30, 2000 compared with $88 for the corresponding prior-year period. Occupancy was 97 percent during both periods.

     Bally's Park Place generated EBITDA of $58 million for the three months ended September 30, 2000 compared to $55 million recorded during last year's third quarter. The increase resulted primarily from improved slot handle. For the nine months ended September 30, 2000, EBITDA increased $13 million to $144 million.

     For the three months ended September 30, 2000, the Atlantic City Hilton reported EBITDA of $24 million, a 33 percent increase from last year's $18 million. The improvement was driven primarily by a 32 percent increase in slot handle. EBITDA for the nine months ended September 30, 2000 was $61 million compared to $38 million for the corresponding prior-year period.

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

MID-SOUTH REGION

     EBITDA for the Mid-South Region increased $6 million to $64 million for the three months ended September 30, 2000. The increase in EBITDA is primarily attributable to the $14 million in EBITDA generated by Caesars Indiana, partially offset by declines at the other Mid-South Properties. The average room rate for the region was $54 and occupancy was 97 percent for the quarter ended September 30, 2000 compared to an average room rate of $57 and occupancy of 89 percent for the third quarter of 1999. For the nine months ended September 30, 2000, EBITDA was $194 million compared to $162 million for the nine months ended September 30, 1999. Caesars Indiana generated EBITDA of $38 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, the regional average room rate was $53 and the regional occupancy was 94 percent compared to an average room rate of $56 and occupancy of 92 percent for the prior-year period.

     Grand Biloxi reported EBITDA of $19 million for the third quarter of 2000, down from last year's $21 million due to competitive conditions from supply added in New Orleans and Biloxi. EBITDA for the nine months ended September 30, 2000 was $51 million compared to $59 million for the prior-year period.

     Grand Gulfport generated $11 million in EBITDA for the three months ended September 30, 2000 compared to $13 million reported in the third quarter of 1999. For the nine months ended September 30, 2000, EBITDA was $34 million compared to $32 million for the corresponding prior-year period.

     For the three months ended September 30, 2000, Grand Tunica reported EBITDA of $12 million, down from $18 million reported for the three months ended September 30, 1999 due to competitive market conditions and increased promotional spending. EBITDA for the nine months ended September 30, 2000 was $42 million compared to $49 million for the nine months ended September 30, 1999.

INTERNATIONAL

     On a combined basis, third quarter 2000 EBITDA from the International properties increased $19 million to $28 million. The Caesars properties recorded EBITDA of $16 million. On a combined basis, for the third quarter 2000, the International properties reported an average room rate of $89 and occupancy of 66 percent compared to an average room rate of $85 and occupancy of 58 percent for the third quarter of 1999. For the nine months ended September 30, 2000, the International properties had combined EBITDA of $80 million, including $38 million from the Caesars properties, compared to $31 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, the average room rate was $92 and occupancy was 70 percent compared to an average room rate of $96 and occupancy of 62 percent for the nine months ended
September 30, 1999.

DEPRECIATION AND AMORTIZATION

     Consolidated depreciation and amortization increased $39 million to $115 million for the three months ended September 30, 2000. The increase was primarily attributable to the addition of the Caesars properties, partially offset by the elimination of depreciation expense at the Las Vegas Hilton, which is being held for sale. For the nine months ended September 30, 2000, depreciation and amortization increased $157 million to $375 million. The increase was primarily attributable to the addition of the Caesars properties and Paris.

CORPORATE EXPENSE

     Corporate expense increased $4 million to $13 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, corporate expense increased $11 million to $37 million. The increase was primarily attributable to the acquisition of Caesars.

NET INTEREST EXPENSE

     Consolidated net interest expense increased $70 million to $107 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, net interest expense increased $226 million to $321 million. The increase in net interest expense was due primarily to an increase in long-term debt of approximately $3 billion associated with the Caesars acquisition and a decrease in capitalized interest primarily due to the completion of Paris. We used a combination of fixed-rate debt and bank credit facilities to fund the acquisition of Caesars. Capitalized interest for the three months ended September 30, 2000 was $4 million compared to $10 million for the third quarter of 1999. For the nine months ended September 30, 2000 and 1999, capitalized interest was $5 million and $37 million, respectively.

INCOME TAXES

     The effective income tax rate for the three and nine months ended September 30, 2000 was 41 percent and 43 percent, respectively. For the three and nine months ended September 30, 1999, the effective income tax rate was 44 percent and 45 percent, respectively. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes and exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of September 30, 2000, we had cash and cash equivalents of $300 million. Net cash provided by operating activities for the nine months ended September 30, 2000 was $578 million. In addition, we had availability under our credit facilities of approximately $1.2 billion at September 30, 2000. We expect to finance our current operations and capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings.

INVESTING ACTIVITIES

     For the nine months ended September 30, 2000, net cash used in investing activities included $269 million related to capital expenditures for normal maintenance and major construction projects. Major construction projects primarily consist of the Wild Wild West Casino expansion in Atlantic City, the master plan at Caesars Indiana, and casino, suite, and restaurant expansions at Caesars Palace.

     During 2000 we intend to spend up to $225 million on normal maintenance capital spending at our casino properties, and make selective expansion or improvement investments at certain of our existing properties. We intend to continue to maintain our facilities in first-class condition in order to preserve our competitive position.

FINANCING ACTIVITIES

     During the nine months ended September 30, 2000, we were able to reduce our debt by approximately $300 million and repurchase 11 million shares of common stock at a total cost of $128 million with the free cash flow we generated.

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

     In August 2000, we entered into agreements which modified our existing bank credit facilities. The existing $1.0 billion 364-day facility, which expired at the end of August, was eliminated. The existing $2.0 billion 364-day facility, which also expired at the end of August, was renewed for $1.9 billion for an additional 364-day period. The existing $1.5 billion multi-year facility, which expires December 31, 2003, was increased to $2.0 billion for the remaining term.

     In September 2000, we issued $400 million of senior subordinated notes due 2008 in a registered note offering. The notes were issued with a coupon rate of 8.875%. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

     We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. At September 30, 2000, we had no amounts outstanding under the commercial paper program.

     In January 1999, we filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1.0 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance. Availability under the Shelf at September 30, 2000 was approximately $200 million.

     In March 1999, our Board of Directors approved a stock repurchase program allowing for the purchase of up to eight million shares of our common stock. In May 2000, the Board of Directors approved an additional 12 million shares under the stock repurchase program. As of October 31, 2000, a total of 15 million shares had been repurchased. In November 2000, the Board of Directors approved an additional 20 million shares, resulting in 25 million shares available under the stock repurchase program.

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

LAS VEGAS HILTON

     In July 2000, we entered into an agreement to sell the Las Vegas Hilton, subject to regulatory approvals. In October 2000, the Nevada Gaming Control Board, Nevada Gaming Commission, and Clark County Liquor and Gaming Licensing Board approved the transaction. Under the terms of the agreement, the transaction must be completed by February 7, 2001.

     We are to receive $300 million for the property, building, and equipment and approximately $6 million for estimated net working capital (excluding certain gaming customer receivables to be retained by us). The purchaser will also assume approximately $31 million in future liabilities pursuant to an agreement with Hilton Hotels for use of the Hilton name. In connection with this planned disposition, we recognized a non-cash impairment loss of $55 million ($36 million net of tax) during the second quarter 2000.

FLAMINGO RENO

     In December 1999, we entered into an agreement to sell the Flamingo Reno to Sapphire Gaming LLC, with an anticipated closing date of June 30, 2000. On July 3, 2000 we announced that Sapphire had withdrawn from the agreement and that the sale had been cancelled.

SANDS HOTEL & CASINO

     In late 1999, we submitted to the U.S. Bankruptcy Court, a plan of reorganization for the Sands Hotel & Casino in Atlantic City, New Jersey. Our plan was one of two plans being considered by the court. In July 2000, the bankruptcy court judge issued an opinion favoring the reorganization plan of the other party. We have not appealed the decision.

CLARIDGE HOTEL

     In August 2000, we submitted a letter of intent to purchase the Claridge Hotel in Atlantic City, which is currently in bankruptcy. Discussions are continuing. The bankruptcy court has indicated that reorganization plans would need to be submitted by late November 2000.

STRATEGY

     As exemplified by the acquisition of Bally Entertainment Corporation in 1996 and Grand Casinos, Inc. in 1998, the opening of Paris on September 1, 1999, and the purchase of Caesars in 1999, we are interested in expanding our business through the acquisition of quality gaming assets and selective new development. We believe we are well positioned to, and may from time to time, pursue additional strategic acquisitions, dispose of non-strategic assets, or enter into alliances which we believe to be financially beneficial to our long-term interests. We also believe that in addition to our cash flow from operations, we will have access to financial resources sufficient to finance our future growth.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are party to legal proceedings relating to the Bally, Hilton, Grand, and Caesars gaming businesses that we assumed in 1998 and 1999. We are also involved in various other legal proceedings relating to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our company. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

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

SAINT REGIS MOHAWK TRIBE

     On April 26, 2000, certain individual members of the Saint Regis Tribe purported to commence a class action proceeding in the Saint Regis Mohawk Tribal Court in Hogansburg, New York against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's casino development and management agreement with the Saint Regis Mohawk Tribe and further seeks an award of $12 billion in damages. We believe that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that we believe has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the action on the grounds that the Court lacked subject matter jurisdiction.

     On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action in the Supreme Court of the State of New York, County of Nassau, against Park Place and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, Park Place, and the Saint Regis Mohawk Tribe concerning the Tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plantiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants. We believe this lawsuit is without merit and intend to vigorously pursue its defense.

ITEM 5.       OTHER INFORMATION

     On October 23, 2000, the Company's Board of Directors announced the appointment of Thomas E. Gallagher as President, Chief Executive Officer, and a director of the Company. Mr. Gallagher succeeded Arthur M. Goldberg, who died unexpectedly on October 19, 2000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     4.1 Amendment No. 2 to Five Year Credit Agreement dated as of August 28, 2000 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A. as Administrative Agent.

     4.2 $1.9 billion Short Term Credit Agreement dated as of August 28, 2000 among Park Place Entertainment Corporation, the Lenders, Documentation Agents, Co-Arrangers and Senior Managing Agents referred to therein, and Bank of America, N.A. as Administrative Agent.

     27.1 Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     On July 24, 2000, the Company filed a Form 8-K dated July 11, 2000. The Company reported under "Item 5" that it had entered into an agreement to sell the Las Vegas Hilton.

     On September 7, 2000, the Company filed a Form 8-K dated August 28, 2000. The Company reported under "Item 5" that it modified its existing credit facilities resulting in a $1.9 billion 364-day facility and a $2.0 billion multi-year facility which expires December 31, 2003.

     On September 19, 2000, the Company filed a Form 8-K dated September 12, 2000. The Company reported under "Item 5" the terms of the publicly registered $400 million aggregate principal amount of 8.875% Senior Subordinated Notes due 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)




Date: November 10, 2000


/s/ SCOTT A. LAPORTA
--------------------------------------
Scott A. LaPorta
Executive Vice President,
Chief Financial Officer, and Treasurer
(Principal Accounting Officer)