Form 10-K405
period 2000-12-31
PARK PLACE ENTERTAINMENT CORP
filed 2001-03-29
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 1-14573

PARK PLACE ENTERTAINMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0400631 (I.R.S. Employer Identification Number)
3930 Howard Hughes Parkway Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

Registrant's telephone number, including area code: (702) 699-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York

Securities registered pursuant to Section 12(g) of the Act:
 None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Based upon the March 15, 2001 New York Stock Exchange closing price of $10.20 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.8 billion. On that date, there were 297,748,727 shares of Common Stock outstanding.

Documents Incorporated by Reference

    The information required by Part III is incorporated by reference to the Registrant's definitive Proxy Statement in connection with the May 11, 2001 Annual Meeting of Stockholders.

Item 1. BUSINESS

General

    The terms "Park Place," "we," "our," and "us," as used in this document refer to Park Place Entertainment Corporation and its subsidiaries as a combined entity except where it is clear that the terms mean only Park Place Entertainment Corporation.

    Park Place Entertainment Corporation was formed when Hilton Hotels Corporation split its lodging and gaming operations into two separate companies on December 31, 1998. This was accomplished through a tax-free distribution of Hilton's gaming division to its stockholders. Subsequent to the distribution we merged with the Mississippi gaming operations of Grand Casinos, Inc. ("Grand"). In December 1999, we acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc. for approximately $3 billion in cash. We consider our casino properties to be leading establishments with respect to location, size, facilities, physical condition, quality and variety of services offered in the areas in which they are located. We are the largest gaming company in the world, as measured by casino square footage, rooms and revenues, with approximately 2 million square feet of gaming space, 28,000 rooms, and revenues of $4.9 billion in 2000. We are currently the only gaming company with a significant presence in Nevada, New Jersey and Mississippi, the three largest gaming markets in the United States.

    We own, operate or manage the casino properties as noted in the table below. Our gaming operations are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brand names.

Name and Location	Approximate Casino Square Footage(1)	Approximate Number of Rooms/Suites
Domestic Casinos
Nevada
Caesars Palace	131,000	2,454
Paris Las Vegas(2)	85,000	2,916
Bally's Las Vegas	83,000	2,814
Flamingo Las Vegas	81,000	3,541
Las Vegas Hilton	77,000	2,944
Caesars Tahoe(3)	41,000	440
Reno Hilton	109,000	2,003
Flamingo Reno	46,000	604
Flamingo Laughlin	58,000	1,906
New Jersey
Bally's Park Place	164,000	1,246
Caesars Atlantic City	120,000	1,148
Atlantic City Hilton	60,000	804
Mississippi
Grand Casino Biloxi	134,000	985
Grand Casino Gulfport	110,000	1,001
Grand Casino Tunica	140,000	1,356
Sheraton Casino & Hotel	33,000	134
Bally's Saloon•Gambling Hall•Hotel	40,000	235
Indiana
Caesars Indiana(4)(5)	90,000	—

Louisiana
Bally's Casino Lakeshore Resort(6)	30,000	—
Delaware
Dover Downs(7)	76,000	—
International Casinos
Australia
Conrad Jupiters, Gold Coast(8)	69,000	609
Conrad International Treasury Casino, Brisbane(8)	69,000	130
Uruguay
Conrad International Punta del Este Resort and Casino(9)	41,000	302
Canada
Casino Nova Scotia-Halifax(10)	32,000	350
Casino Nova Scotia-Sydney(10)	16,000	—
Windsor Casino(11)	100,000	389
South Africa
Caesars Gauteng(12)	56,000	276
Caesars Palace at Sea
S.S. Crystal Harmony(13)	3,000	—
S.S. Crystal Symphony(13)	4,000	—

(1)
Includes square footage attributable to race and sports books.

(2)
This property opened on September 1, 1999.

(3)
We lease the building that houses the hotel and casino and lease the underlying land pursuant to a long-term ground and structure lease.

(4)
We manage Caesars Indiana and own an 82 percent interest in a joint venture that owns this property.

(5)
We expect to complete construction of a 500-room hotel tower at Caesars Indiana in the fall of 2001.

(6)
We have a 49.9 percent ownership interest in and manage this property.

(7)
We provide management services to the casino at the Dover Downs racetrack in Delaware.

(8)
We have a 19.9 percent ownership interest in and manage these properties.

(9)
We have a 46.4 percent ownership interest in and manage this property.

(10)
We have a 95 percent interest in Metropolitan Entertainment Group, which owns and operates the two properties on behalf of the Nova Scotia Gaming Corporation pursuant to an operating contract.

(11)
We have a 50 percent interest in Windsor Casino Limited, which operates Casino Windsor. The province of Ontario owns the complex.

(12)
We have a 25 percent interest in a joint venture that owns Caesars Gauteng and a 50 percent interest in a joint venture that manages Caesars Guateng.

(13)
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

    We seek to maintain the diversity of our gaming businesses while expanding both domestically and internationally. Plans to improve and expand our core business include:

  •
  leveraging our strong brand names;

  •
  capitalizing on our market leadership positions;

  •
  maximizing operating efficiencies;

  •
  expanding and enhancing our existing properties; and

  •
  strategically acquiring or developing properties as appropriate.

Nevada Casinos

    We currently own and operate nine casino hotels in the state of Nevada, including Caesars Palace, Paris Las Vegas, Bally's Las Vegas, Flamingo Las Vegas, Las Vegas Hilton, Caesars Tahoe, Reno Hilton, Flamingo Reno, and Flamingo Laughlin.

Caesars Palace

    Caesars Palace is located on approximately 80 acres at the prominent "Four Corners" intersection of the Las Vegas Strip. Admired for its lavish accommodations, Caesars Palace features 2,454 guest rooms and suites, approximately 131,000 square feet of gaming space and 14 restaurants. Approximately 137,000 square feet of meeting and convention space, pools, a spa, and a wedding chapel are also featured. Caesars Palace is also home to the Forum Shops, a shopping mall which features upscale boutiques, well known stores and dining from some of the world's premier chefs. Caesars markets to upscale individual leisure guests and convention groups. During 2000, we opened a new 24-hour restaurant and a new fine dining restaurant featuring the taste of Hawaii and exquisite Euro-pacific cuisine. We also renovated the exterior façade and high end table games area and began constructing additional hotel suites at this property.

Paris Las Vegas

    Paris Las Vegas opened in September 1999. Located on approximately 24 acres adjacent to Bally's Las Vegas, Paris Las Vegas features 2,916 spacious guest rooms, an 85,000 square foot casino, 8 French-inspired restaurants, 5 lounges, 130,000 square feet of meeting and convention space, 31,000 square feet of retail space, a two-acre roof-top pool and a European health spa. This Parisian-themed resort also features a 50-story half-scale Eiffel Tower, as well as replicas of famous French landmarks including the Arc de Triomphe, the Hotel de Ville, the Paris Opera House and The Louvre. Marketing efforts are directed toward convention groups and the mid-to upper mid-market, including the group tour and travel segment.

Bally's Las Vegas

    Bally's Las Vegas is located on approximately 41 acres at the prominent "Four Corners" intersection of the Las Vegas Strip. This property, which is connected to Paris Las Vegas, features 2,814 guest rooms, an 83,000 square foot casino, 9 restaurants, 175,000 square feet of meeting and convention areas, an Olympic-sized pool, tennis courts and a spa. Bally's Las Vegas also has a 1,040 seat showroom which attracts well known entertainers, as well as being home to one of the traditional Las Vegas shows, Jubilee. Bally's Las Vegas caters to convention groups and the mid-to upper mid-market, including the group tour and travel segment. Bally's Las Vegas is also serviced by a public monorail connected to the MGM Grand Hotel and Casino.

Flamingo Las Vegas

    The Flamingo Las Vegas is located on approximately 27 acres at the center of the Las Vegas Strip, also at the prominent "Four Corners." This property features 3,541 guest rooms and suites, approximately 81,000 square feet of casino space, 10 restaurants, approximately 66,000 square feet of meeting and convention area, 760 showroom seats, multiple pools and lagoons, tennis courts, a spa and health club, and a wedding chapel. The Flamingo Las Vegas has a solid repeat customer base and focuses primarily on mid-market customers, particularly the group tour and travel market segment.

Las Vegas Hilton

    The Las Vegas Hilton is located on approximately 61 acres adjacent to the Las Vegas Convention Center. With this prominent convention location, the Las Vegas Hilton focuses its marketing toward convention groups. This property features 2,944 guest rooms and suites, approximately 77,000 square feet of casino space, 14 restaurants and 225,000 square feet of meeting and convention area. A 1,500 seat showroom featuring top entertainers, a night club, and a spa and health club are also featured. The Las Vegas Hilton has partnered with Paramount Parks to present Star Trek: The Experience, a journey in interactive entertainment and has centered a themed casino area around this attraction.

Caesars Tahoe

    Caesars Tahoe is located in Stateline, Nevada. This property features 440 guest rooms, a 41,000 square foot casino, 5 restaurants, a nightclub, a 1,500 seat showroom, a health spa, and approximately 25,000 square feet of meeting space. Caesars Tahoe experiences a strong repeat customer business, drawing a significant portion of its mid- to high-end resort destination travelers from the northern California area.

Reno Hilton

    The Reno Hilton, which is located on 145 acres just 5 minutes from the Reno Tahoe International Airport, features 2,003 guest rooms and suites, a 109,000 square foot casino, 9 restaurants, a comedy club and a lounge and approximately 185,000 square feet of meeting and convention space. This property is also complemented by outdoor and indoor recreational facilities including an outdoor golf driving range on a lake, indoor and outdoor tennis courts, two movie theaters and a 24 hour bowling center. The Reno Hilton focuses primarily on the mid-market, in particular convention groups, as well as the locals market.

Flamingo Reno

    Flamingo Reno is located in the heart of downtown Reno. This property targets budget and group tour and travel customers and offers 604 guest rooms, a 46,000 square foot casino, 5 restaurants and a 730 seat showroom. In 1999, we entered into a definitive agreement to sell the Flamingo Reno, however the planned sale did not occur. We continue to operate the property while we evaluate other options.

Flamingo Laughlin

    Flamingo Laughlin, which is located on the banks of the Colorado River, offers 1,906 guest rooms and suites, approximately 58,000 square feet of gaming space, 5 restaurants, a 300-seat showroom, a swimming pool and lighted tennis courts. The newest addition to the property is a 26,000 square foot ballroom and convention center. This property targets the budget and mid-market customer segments.

    In December 2000, we acquired and finished the development of Cascata, a premier golf course in southern Nevada. This 18-hole Rees Jones designed course complements the amenities offered by our Las Vegas properties and is available exclusively to selected guests.

    Each of our Nevada casino hotels is open 24 hours a day, seven days a week, for gaming activities. Games operated in these casinos include "blackjack," craps, roulette, "big 6," baccarat, poker, keno, and slot and other video machines. The race and sports books in our casinos at Flamingo Las Vegas, Bally's Las Vegas, Las Vegas Hilton, Caesars Tahoe, Reno Hilton, Flamingo Reno, and Flamingo Laughlin are linked by satellite or modem to our central race and sports book facility at Caesars Palace.

    Our Nevada properties invite selected customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, Park Place has a special flight program through which it provides free air transportation on its owned or chartered aircraft to selected groups or persons. Generally, these persons either have established casino credit limits or cash on deposit in the casino and have previously evidenced a willingness to put substantial amounts at risk at the casino.

New Jersey Casinos

    We own and operate three casino hotels in Atlantic City, New Jersey: Bally's Park Place (which includes The Wild Wild West Casino), Caesars Atlantic City, and the Atlantic City Hilton. A significant percentage of our customers are locals from the tri-state (New York, New Jersey and Pennsylvania) area, who arrive by both bus and automobile.

Bally's Park Place

    Bally's Park Place is located on an eight-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. With its strategic center location on the Boardwalk, over 2,300 parking spaces and a bus terminal, Bally's Park Place is strongly positioned to attract significant walk-in and drive-in business and focuses on high-end players and the mid-market segment, including the mid- to upper mid-market slot player segment. Including The Wild Wild West Casino, this property offers 1,246 guest rooms and suites, a 164,000 square foot casino, 60,000 square feet of meeting and convention space, 14 restaurants and a spa. During 2000, we expanded and connected The Wild Wild West Casino at Bally's Park Place to Caesars Atlantic City resulting in the largest contiguous gaming complex on the Boardwalk.

Caesars Atlantic City

    Caesars Atlantic City is located on approximately ten acres at the center of the Boardwalk and features 1,148 guest rooms, approximately 120,000 square feet of casino space, 10 restaurants, an 1,100 seat showroom and a health spa. Caesars Atlantic City also offers convention, meeting and banquet facilities, a multi-function grand ballroom and a four-story atrium to attract convention business as well as walk-in patrons from the Boardwalk.

    Caesars Atlantic City also owns the Ocean One retail mall. The Ocean One mall is constructed on a pier that extends 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. Ocean One contains approximately 400,000 square feet of restaurant and retail space on three floors.

Atlantic City Hilton

    The Atlantic City Hilton is located on approximately five acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to one of the major highways leading into Atlantic City. This location gives the Atlantic City Hilton an advantage in attracting destination-oriented customers arriving by automobile or bus. This property features 804 guest rooms, approximately 60,000 square feet of casino space, 7 restaurants, a 1,200 seat theater, and a spa. The Atlantic City Hilton primarily focuses on personalized service for high-end and mid-market casino customers.

    In January 1998, we acquired the historic Atlantic City Country Club which features an 18-hole golf course in Northfield, New Jersey, approximately a 10 minute drive from our Atlantic City properties. In 1999, renovations to the golf course were substantially completed and the course opened in the spring of 2000 for the exclusive use of our guests.

    The Atlantic City casinos are open 24 hours a day, seven days a week for gaming activities, and feature table games and slot machines similar to those offered at our Nevada casino hotels. Atlantic City casinos do not contain sports books; however, Bally's Park Place and Caesars Atlantic City feature simulcast horse racing.

Mississippi Casinos

    We own and operate five dockside casino hotels in the State of Mississippi: Grand Casino Biloxi, Grand Casino Gulfport, Grand Casino Tunica, Sheraton Casino & Hotel and Bally's Saloon•Gambling Hall•Hotel.

Grand Casino Biloxi

    Grand Casino Biloxi is the largest dockside casino on the Mississippi Gulf Coast and is located on one of a few sites on the Mississippi Gulf Coast that permits east-west orientation, thus maximizing visibility from the highway. This location attracts both mid-market and budget travelers arriving for day trips or overnight stays via automobile and bus. It also draws the convention market with its 39,000 square feet of convention space. Grand Casino Biloxi features approximately 134,000 square feet of gaming space, 10 restaurants, two 500-room hotels, a spa, a Grand Casino Kids Quest childcare entertainment center, and a 1,600-seat show theater. To better accommodate our guests, we are constructing a 1,200 space parking garage to be completed in 2001.

Grand Casino Gulfport

    Grand Casino Gulfport is a dockside casino on the Mississippi Gulf Coast that includes approximately 110,000 square feet of gaming area. Other amenities at this beachside resort include 7 restaurants, a Grand Casino Kids Quest, a tropical pool with a lazy river, an arcade, a 500-seat theater, a spa, a 400-room hotel and an additional 600-room hotel that opened in June 1999. The customer base at this property is primarily comprised of the local markets, arriving by automobile and bus.

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

Grand Casino Tunica

    Grand Casino Tunica is located in Tunica County, Mississippi, approximately 15 miles south of the Memphis, Tennessee metropolitan area. Grand Casino Tunica is the largest dockside casino in Mississippi with one of the largest casino floors in the United States. Grand Casino Tunica is a 400,000 square foot, three-story, casino complex containing approximately 140,000 square feet of gaming space. Three hotels comprise an aggregate of 1,356 rooms. To attract the mid-market, extended stay customers, Grand Casino Tunica is complemented by 9 restaurants, an 18-hole professionally designed championship golf course and driving range, a spa, a recreational vehicle park and a sporting clay course. This property also has a 2,500-seat event center featuring headline entertainers and sporting events.

Other Mississippi

    The Sheraton Casino & Hotel and Bally's Saloon•Gambling Hall•Hotel are also located in Tunica County, Mississippi. Sheraton Casino & Hotel consists of 33,000 square feet of gaming space, an attached hotel with 134 rooms, and 3 restaurants and bars. During 2001, we plan to add a parking garage and rebrand and renovate this property. Bally's Saloon•Gambling Hall•Hotel, primarily a "locals" casino, features a 40,000 square foot dockside casino, a 235 room hotel, and an adjacent land-based facility with entertainment facilities and three restaurants.

Indiana Casino

    We manage and own an 82 percent interest in a joint venture that owns Caesars Indiana's "Glory of Rome" Riverboat, which at 450 feet long, 100 feet wide and four stories high, is the largest cruising riverboat casino in the United States with approximately 90,000 square feet of gaming space. This riverboat, which features five separate uniquely themed casinos, commenced operations in November of 1998 and is located in Harrison County, Indiana, across the Ohio River from the city of Louisville, Kentucky. A 170,000 square foot pavilion that houses retail space, restaurants, and 24,000 square feet of convention space, including a 1,200 seat sports and entertainment coliseum, was completed in 2000. We plan to complete construction of a 500-room hotel and parking structure in 2001 and also plan to build an 18-hole championship golf course.

Louisiana Casino

    We own a 49.9 percent interest in the Belle of Orleans, L.L.C. ("Belle") which owns Bally's Casino Lakeshore Resort, a 30,000 square foot riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. Metro Riverboat Associates, Inc. owns the other 50.1 percent of the Belle. We manage this casino under a management agreement with Belle. Results at this property have been impacted by the opening of a large land based casino located in downtown New Orleans in October 1999.

International Casinos

Australia

    We have a 19.9 percent ownership interest in Jupiters Limited, which owns Conrad Jupiters Gold Coast and Conrad International Treasury Casino Brisbane, both of which are located in Queensland, Australia. We also manage both of these properties. Conrad Jupiters is located in Broadbeach, Queensland and is surrounded by lush tropical gardens. This property, which is open 24 hours a day, features 609 rooms, approximately 69,000 square feet of gaming space, a convention center and a 1,000 seat showroom. There is also a health center with a pool, spa, tennis and squash courts and a gym. Conrad Treasury is located in the central business district of Brisbane, Queensland's capital city. The casino is approximately 69,000 square feet in total, located on three levels of the Victoria-era Treasury building. The 130 room hotel is located in the historic Lands Administration Building, featuring Edwardian Baroque architecture and historic sandstone walls. The Conrad International Treasury Casino, Brisbane has the exclusive right to conduct casino gaming in Brisbane until 2005. Both Conrad Jupiters and Conrad Treasury attract a significant portion of their customers from the local, as well as the interstate markets, while the individual premium players travel from various parts of Asia.

Uruguay

    We have a 46.4 percent ownership interest in Baluma Holdings, SA which owns the Conrad International Punta del Este Resort and Casino located on the beach in Punta del Este, Uruguay. We also manage this property which features 302 rooms and suites, both slot and table games, convention and meeting space, restaurants and shops, tennis courts, pools and a spa. The casino is open all year and 24 hours a day during the high season from December through February. A significant percentage of Conrad Punta del Este's customers travel from Brazil and Argentina, therefore fluctuations in these countries' economies can affect this property's business.

Canada

    We have a 50 percent ownership interest in Windsor Casino Limited, which operates Casino Windsor, a hotel/casino complex owned by the Province of Ontario, Canada. This property features a 100,000 square foot casino, 389 guest rooms, an 11,000 square foot ballroom and meeting rooms. Casino Windsor is located on the river in Windsor, Ontario, directly across the river from Detroit, Michigan. Results at this property have been impacted by the opening of three casinos in Detroit.

    Metropolitan Entertainment Group, of which we have a 95 percent ownership interest, operates the Sheraton Halifax Hotel & Casino in Halifax, Nova Scotia, and also operates the Sheraton Casino Sydney, which is a stand-alone casino, in Sydney, Cape Breton, Nova Scotia. Metropolitan Entertainment Group funded the construction of the Nova Scotia properties and is being repaid, with interest, out of the operating revenues generated by the properties.

    The Sheraton Halifax Hotel & Casino contains 32,000 square feet of casino space, 12,000 square feet of convention space, and 3 restaurants. The hotel, which is a few blocks away, features 350 guest rooms, 19,000 square feet of additional convention facilities, and 2 restaurants. Marketing efforts are focused toward convention guests.

    Sheraton Casino Sydney is attached to a local sports arena and features approximately 16,000 square feet of gaming space, a restaurant and a lounge. The customer base at this casino is comprised mostly of locals, with some junket play from Toronto and Montreal.

South Africa

    We have a 25 percent ownership interest in a joint venture that owns Caesars Gauteng and a 50 percent ownership interest in a joint venture that manages Caesars Guateng in Johannesburg, South Africa. This property features a 56,000 square foot casino, two hotels with a total of 276 guest rooms, 11 restaurants, and 65,000 square feet of convention facilities.

Other

    We operate the Caesars Palace at Sea casinos on two cruise ships, the Symphony and the Harmony, which are owned by Crystal Cruises, Inc. The casinos operate only when the ships are in international waters.

    In order to preserve our competitive position in the market places in which we operate, we generally expend five percent of revenues annually to maintain our facilities in first-rate condition. These maintenance capital expenditures include items such as room and casino refurbishments, slot and video gaming machine upgrades, and information systems enhancements.

Credit Policy

    We have extended credit on a discretionary basis to qualified patrons, especially at Caesars Palace, the Las Vegas Hilton, and Paris, and to a much lesser extent at our other properties. We maintain strong controls over the extension of credit and evaluate each individual patron's creditworthiness before extending credit. Collection of our customers' debts are aggressively pursued, although the ultimate collectibility of customer receivables is impacted by many factors including changes in economic conditions in the patrons' home countries, changes in currency exchange rates, and judicial action.

Cash Controls

    The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment in the hotels, and occupancy rates in the hotels and in our markets. The amount of revenue from gaming operations varies depending upon the amount of gaming activity as well as variations in the odds for different games and chance. Casino activities are conducted by experienced personnel who are well-trained and supervised. As is the case of any business that extensively involves the handling of cash, gaming operations at our casino hotels are subject to risk of loss as a result of dishonesty. However, we believe that we have reduced the risk to the fullest extent practicable without impeding play and within reasonable cost limitations through supervision of employees and other internal controls.

Competition

    There is intense competition in the gaming industry. The construction of new properties or the enhancement or expansion of existing properties in any market in which we operate could have a negative impact on our business in that market. A new hotel casino is currently under construction in Atlantic City. Our competitors have announced projects in Las Vegas which, if completed, will add significant casino space and hotel rooms to the Las Vegas market. Our businesses could be adversely impacted (1) by the additional gaming and room capacity generated by this increased competition in Las Vegas and Atlantic City, or (2) by similar competitors' projects in any of our markets.

    The business at our hotel casinos could also be adversely affected if gaming were to be newly legalized or expanded under the laws of any state or locale located near our existing properties. Particularly, the legalization of gaming operations in jurisdictions located near Las Vegas or Atlantic City could affect our properties located there. Similarly, any expansion of gaming on or near the Gulf Coast could negatively affect our Mississippi properties.

    In Mississippi, the Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, anti-gaming groups have proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts. If another such proposal were to be offered, and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it would be possible for the voters of Mississippi to consider such a proposal in November of 2002. If voters passed such a proposal, it would have a material adverse effect on our Mississippi gaming operations.

    We also compete with legalized gaming from casinos located on Native American tribal lands. In March 2000, California voters approved an amendment to the California Constitution permitting Native American tribes in California to operate a limited number of slot and video poker machines and house-banked card games. The governor of California has entered into compacts with numerous tribes in California. The federal government has approved approximately 60 such compacts, and casino-style gaming is now legal on those tribal lands. A proliferation of Native American gaming in California, or a proliferation of Native American gaming in other areas located near our existing hotel casinos, could have an adverse effect on our operating results in those markets.

Environmental Matters

    Park Place, like others in our industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, "Environmental Laws"). We endeavor to maintain compliance with Environmental Laws, but, from time to time, current or historical operations at our properties may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

Trademark and License Agreements between Hilton and Park Place

    In connection with the spin-off of Park Place from Hilton Hotels Corporation, Hilton and Park Place entered into several agreements governing their relationship after the spin-off. Hilton agreed to license to Park Place certain trademarks used in the Hilton gaming business, including the trademarks "Flamingo," "Bally's" and other marks obtained by Hilton or its subsidiaries as a result of the acquisition of Bally by Hilton. Hilton also granted to Park Place a nonexclusive right to use (1) the "Hilton" mark solely in connection with the operation of the Hilton hotel casinos in the United States, and (2) the "Conrad" mark solely in connection with the operation of Conrad gaming properties.

    Park Place has a license to use the "Hilton" mark until (1) December 31, 2008, with respect to the Atlantic City Hilton, Las Vegas Hilton and the Reno Hilton, and (2) December 31, 2003 with respect to the other Hilton hotel casinos. With respect to the "Conrad" mark, the license is for the duration of the respective Conrad License Agreements for the gaming properties (as defined in the Hilton Trademark Agreement).

    Park Place was required to use the "Hilton" mark at each of its Hilton hotel casinos for the first two years following the spin-off. We ceased using the "Hilton" mark at the Flamingo Las Vegas, the Flamingo Laughlin, and the Flamingo Reno on December 31, 2000. With respect to the Atlantic City Hilton, the Las Vegas Hilton and the Reno Hilton, Park Place is required to use the "Hilton" mark (a) until December 31, 2003, or (b) until the sale of the Atlantic City Hilton, Las Vegas Hilton and the Reno Hilton.

Trademark and License Agreements between Grand and Lakes

    On December 31, 1998, Grand Casinos, Inc. completed a tax-free spin-off of its non-Mississippi assets with a distribution to the holders of its common stock shares of Lakes Gaming, Inc., a new publicly held company. Lakes operates the former Grand gaming business located outside the state of Mississippi. Upon completion of the spin-off of Grand's non-Mississippi assets to Lakes, Park Place merged with Grand. Grand retained all of its right, title, and interest in certain trademarks, including the trademarks "Grand Casinos," "Grand Advantage Players Club," "Grand Casino Kid Quest," "Marketplace Buffet," "Rapid Change," "Show & Tell Blackjack," and "There's More Than One

Reason To Call Us Grand." Grand granted to Lakes a royalty-free and non-exclusive right and license to use the intellectual property in connection with Lakes' management of certain facilities for the Mille Lacs Band of Chippewa Indians (the "Minnesota Tribe") and the Coushatta Tribe of Louisiana and the Tunica-Biloxi Tribe of Louisiana. The Minnesota Tribe retains the right to certain of these trademarks indefinitely. While the Minnesota Tribe's rights to certain trademarks are perpetual, the rights of the Tunica-Biloxi Tribe of Louisiana and the Coushatta Tribe of Louisiana will expire upon termination of the "Louisiana Management Agreements," as defined in such agreement. Upon termination of its management agreement with the Minnesota Tribe, Lakes may sublicense the Intellectual Property to the Minnesota Tribe for use solely in connection with the operation of the Minnesota Tribe's Facilities.

Regulation and Licensing

    The gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes in order to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where located or docked. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning the gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Nevada Gaming Laws

    The ownership and operation of casino gaming facilities in the State of Nevada, such as those at the Las Vegas Hilton, the Flamingo Las Vegas, Bally's/Paris Las Vegas, the Flamingo Laughlin, the Reno Hilton, the Flamingo Reno, Caesars Palace and Caesars Tahoe are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and various local regulations. Our Nevada gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and, depending on the facility's location, the Clark County Liquor and Gaming Licensing Board and the City of Reno, which we refer to collectively as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

  •
  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

  •
  the establishment and maintenance of responsible accounting practices and procedures;

  •
  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

  •
  the prevention of cheating and fraudulent practices; and

  •
  providing a source of state and local revenues through taxation and licensing fees.

    Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

    Each of our subsidiaries that currently operates a casino in Nevada is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. We are required to be registered by the Nevada Gaming Commission as a publicly traded corporation and as such, are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed casino without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and our licensed subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits, and licenses required to engage in gaming activities in Nevada.

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

    We and all licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

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

    The Nevada Gaming Control Act requires any person who acquires a beneficial ownership of more than 5 percent of our voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires that beneficial owners of more than 10 percent of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. An

"institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10 percent, but not more than 15 percent, of our voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds our voting securities for investment purposes only. An institutional investor will be deemed to hold our voting securities for investment purposes if it acquired and holds our voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

  •
  the election of a majority of the members of the our board of directors;

  •
  any change in our corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates; or

  •
  any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.

    Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting on all matters voted on by stockholders;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  •
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

  •
  pay that person any dividend or interest upon any of our voting securities;

  •
  allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

  •
  pay remuneration in any form to that person for services rendered or otherwise; or

  •
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

  •
  pays to the unsuitable person any dividend, interest or any distribution whatsoever;

  •
  recognizes any voting right by such unsuitable person in connection with such securities;

  •
  pays the unsuitable person remuneration in any form; or

  •
  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

    We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the securities or the proceeds therefrom to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes. On December 20, 2000, the Nevada Gaming Commission granted us prior approval to make public offerings for a period of two years, subject to specified conditions, which we refer to as the "shelf approval." The shelf approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for the licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations issued by, us or an affiliate in a public offering under the shelf registration. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries. The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities offered by the offering memorandum. Any representation to the contrary is unlawful.

    We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control of us. Entities seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards before assuming control of the registered corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

  •
  assure the financial stability of corporate gaming operators and their affiliates;

  •
  preserve the beneficial aspects of conducting business in the corporate form; and

  •
  promote a neutral environment for the orderly governance of corporate affairs.

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

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

  •
  a percentage of the gross revenues received;

  •
  the number of gaming devices operated; or

  •
  the number of table games operated.

    A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.25 percent of gross revenues.

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

  •
  knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

  •
  fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

  •
  engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

  •
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

  •
  the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations;

  •
  the nature of casino hotel facilities; and

  •
  the operating methods and financial and accounting practices used in connection with the casino operations.

    The State of New Jersey imposes taxes on gaming operations at the rate of 8 percent of gross gaming revenues. In addition, the New Jersey Act provides for an investment alternative tax of 2.5 percent of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1.25 percent of gross gaming revenues, which are obtained by purchasing bonds issued by, or investing in housing or other development projects approved by, the Casino Reinvestment Development Authority.

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

    The New Jersey Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier of a casino licensee. "Security" is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity, such as common stock or preferred stock, or a creditor interest in an entity, such as a bond, note or mortgage. The New Jersey Act requires that the corporate charter of a publicly traded affiliate of a casino licensee must require that a holder of the company's securities who is disqualified by the New Jersey Commission dispose of the securities. The corporate charter of a casino licensee or any privately-held affiliate of the licensee must:

  •
  establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company; and

  •
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

    If the New Jersey Commission finds that an individual owner or holder of securities of a corporate licensee or an affiliate of the corporate licensee is not qualified under the New Jersey Act, the New Jersey Commission may propose remedial action, including divestiture of the securities held. If disqualified persons fail to divest themselves of the securities, the New Jersey Commission may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly traded company, and the New Jersey Commission makes a finding of disqualification with respect to any owner or holder of any security thereof, and the New Jersey Commission also finds that:

  •
  the company has adopted the charter provisions;

  •
  the company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified owner or holder; and

  •
  the disqualified owner or holder does not have the ability to control the corporate licensee or the affiliate, or to elect one or more members of the board of directors of the affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified owner or holder.

    For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if the holder owns or beneficially holds 5 percent or more of any class of the equity securities of the corporation, unless the security holder rebuts the presumption of control or ability to elect by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10 percent of any class of the equity securities of a publicly traded holding or intermediary company of a casino licensee and:

  •
  the holdings were purchased for investment purposes only;

  •
  there is no cause to believe the institutional investor may be found unqualified; and

  •
  upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10 percent or more of the securities upon a showing of good cause and if the conditions specified above are met.

    With respect to debt securities, the New Jersey Commission generally requires a person holding 15 percent or more of a debt issue of a publicly traded affiliate of a casino licensee to qualify under the New Jersey Act. We cannot assure you that the New Jersey Commission will continue to apply the 15 percent threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. The New Jersey Commission may make an exception to the qualification requirement for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is less than 20 percent of the total outstanding debt of the affiliate and less than 50 percent of any outstanding publicly traded issue of the debt, and if the institutional investor meets the conditions specified in the above paragraph. As with equity securities, the New Jersey Commission may grant a waiver of qualification to institutional investors holding larger positions upon a showing of good cause and if the institutional investor meets all of the conditions specified in the above paragraph.

    Generally, the New Jersey Commission would require each institutional holder seeking a waiver of qualification to execute a certificate stating that:

  •
  the holder has reviewed the definition of institutional investor under the New Jersey Act and believes that it meets the definition of institutional investor;

  •
  the holder purchased the securities for investment purposes only and holds them in the ordinary course of business;

  •
  the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate; and

  •
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

  •
  receive any dividends or interest upon the securities;

  •
  exercise, directly or through any trustee or nominee, any right conferred by the securities; or

  •
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

    If the New Jersey Commission determines that a licensee has violated the New Jersey Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person who is required to qualify under the New Jersey Act fails to qualify, including a security holder who fails to qualify and does not dispose of securities as may be required by the New Jersey Act, with the exception discussed above for publicly traded affiliates, the licensee could have its license suspended or revoked.

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

Mississippi Gaming Laws

    The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

    The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

    The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission are based upon declarations of public policy which are concerned with, among other things:

  (1)
  the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

  (2)
  the establishment and maintenance of responsible accounting practices and procedures;

  (3)
  the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission;

  (4)
  the prevention of cheating and fraudulent practices;

  (5)
  providing a source of state and local revenues through taxation and licensing fees; and

  (6)
  ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

    The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe that our compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of our securities. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

    The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2002.

    As of January 1, 2001, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming.

    We and any subsidiary of ours that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded holding company (a "Registered Corporation") of our Mississippi Gaming Subsidiaries. A Registered Corporation is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and the Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of the Mississippi Gaming Subsidiaries.

    Each Mississippi Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. Such licenses are issued by the Mississippi Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations. Gaming licenses are not transferable, are issued for a three-year period (and may be continued for two additional three-year periods) and must be renewed periodically thereafter. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

    Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi Gaming Subsidiaries must be found suitable or be licensed by the Mississippi Commission. We believe we have obtained or applied for all necessary findings of suitability with respect to such persons associated with us or the Mississippi Gaming Subsidiaries, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and any Mississippi Gaming Subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

    At any time, the Mississippi Commission has the power to investigate and require a finding of suitability of any of our record or beneficial stockholders. The Mississippi Act requires any person who acquires more than 5 percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission ("SEC"), to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10 percent of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5 percent of any class of voting securities of a Registered Corporation. However, the Mississippi Commission has adopted a policy that permits certain institutional investors to own beneficially up to 15 percent of a class of voting securities of a Registered Corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond the time that the Mississippi Commission prescribes, may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or the Mississippi Gaming Subsidiaries, the company involved:

  (1)
  pays the unsuitable person any dividend or other distribution upon such person's voting securities;

  (2)
  recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

  (3)
  pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

  (4)
  fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

    We may be required to disclose to the Mississippi Commission upon request the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may, in its discretion require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if it has reason to believe that the ownership would be inconsistent with the declared policies of the State of Mississippi.

    Although the Mississippi Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

    If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission it:

  (1)
  pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

  (2)
  recognizes any voting right by the unsuitable person in connection with those securities;

  (3)
  pays the unsuitable person remuneration in any form; or

  (4)
  makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to ownership of its equity securities and we must maintain in Mississippi a current list of our stockholders which must reflect the record ownership of each outstanding share of any class of equity security issued by us. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner.

    The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. We have received from the Mississippi Commission a waiver from this legend requirement. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of securities at any time.

    Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. We may not make an issuance or a public offering of our securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement for our securities offerings, subject to certain conditions.

    Under the regulations of the Mississippi Commission, none of our Mississippi Gaming Subsidiaries may guarantee a security issued by us or an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by us or the affiliated company, without the prior approval of the Mississippi Commission. The pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective, without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by our Mississippi Gaming Subsidiaries and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions, subject to certain restrictions.

    Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to

  (1)
  assure the financial stability of corporate gaming operations and their affiliates;

  (2)
  preserve the beneficial aspects of conducting business in the corporate form; and

  (3)
  promote a neutral environment for the orderly governance of corporate affairs.

    Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

    Neither we nor any Mississippi Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We have previously obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which we conduct gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

    If the Mississippi Commission determined that we or a Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of the Mississippi Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, we, the Mississippi Gaming Subsidiary and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect us, our gaming operations and our results of operations.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties or cities in which a Mississippi Gaming Subsidiary's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon

  (1)
  a percentage of the gross gaming revenues received by the casino operation,

  (2)
  the number of gaming devices operated by the casino, or

  (3)
  the number of table games operated by the casino.

    The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4 percent of gaming receipts of $50,000 or less per month, 6 percent of gaming receipts that exceed $50,000 but do not exceed $134,000 per month, and 8 percent of gaming receipts that exceed $134,000 per month.

    The foregoing license fees are allowed as a credit against the licencee's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which our casino operations are located, equals approximately 4 percent of the gaming receipts.

    The Mississippi Commission's regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25 percent of the casino cost. We believe that our Mississippi Gaming Subsidiaries are in compliance with this requirement. The Mississippi Commission adopted amendments to the regulation that increase the infrastructure development requirement from 25 percent to 100 percent for new casinos (or upon acquisition of a closed casino), but grandfather existing licensees.

    Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by our subsidiaries. All of our Mississippi casinos are in areas designated as special resort areas, which allows the casinos to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the casino's operations. Our and our Mississippi Gaming Subsidiaries' key officers and managers must be investigated by the Alcohol Beverage Control Division in connection with their liquor permits and changes in key positions must be approved by the Alcohol Beverage Control Division.

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

    The Louisiana Board must find suitable the applicant, its officers, directors, key personnel, partners and persons holding a 5 percent or greater interest in the holder of a gaming license. The Louisiana Board may, in its discretion, also review the suitability of other security holders of, or persons affiliated with, a licensee. This finding of suitability requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. Our Louisiana affiliate, Bally's Louisiana, Inc., has filed the required forms with the Louisiana regulatory authorities with respect to a finding of suitability.

    On March 24, 1994, the Louisiana Board's predecessor issued a riverboat gaming license to Belle of Orleans, L.L.C., a limited liability company in which we have a 49.9 percent interest. Belle of Orleans, L.L.C. commenced riverboat gaming operations in New Orleans on July 9, 1995. We are engaged in litigation with our 50.1 percent partner in the Belle of Orleans, L.L.C. See Item 3 "Legal Proceedings" and Note 15 to our audited financial statements for a description of this litigation.

    The Louisiana Act prohibits the transfer of a Louisiana gaming license. The Louisiana Board must approve the sale, assignment, transfer, pledge or disposition of securities which represent 5 percent or more of the total outstanding shares issued by a holder of a license and the Louisiana Board must find the transferee suitable. In addition, the Louisiana Board must approve certain contracts and leases entered into by a licensee and enterprises which transact business with the licensee must be licensed.

    If a security holder of a licensee is found unsuitable, it will be unlawful for the security holder to:

  •
  receive any dividend or interest with regard to the securities;

  •
  exercise, directly or indirectly, any rights conferred by the securities; or

  •
  receive any remuneration from the licensee for services rendered or otherwise.

    The Louisiana Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee. The State of Louisiana taxes gaming operations at the rate of 18.5 percent of net gaming proceeds.

    On April 19, 1996, the Louisiana legislature approved legislation mandating statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit three individual types of gaming. On November 5, 1996, Louisiana voters determined whether each of the following types of gaming would be prohibited or permitted in the following described Louisiana parishes:

  •
  the operation of video draw poker devices in each parish;

  •
  the conduct of riverboat gaming in each parish that is contiguous to a statutorily designated river or waterway; or

  •
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

    Any person seeking to contract with the Delaware State Lottery Office for the provision of goods or services related to video lottery operations, including management services such as those we provide with respect to video lottery operation at the Dover Downs race track in Delaware, must be licensed by the Delaware State Lottery Office as a "technology provider." It is the ongoing duty of each technology provider licensee to notify the Director of the lottery of any change in officers, partners, directors, key employees, video lottery operations employees or owners, collectively the "key individuals." An owner is a person who owns, directly or indirectly, 10 percent or more of an applicant or licensee. Key individuals are subject to a background investigation, and the failure of a key individual to satisfy a background investigation may constitute "cause" for the suspension or revocation of the technology provider's license.

Indiana Gaming Laws

    Our Indiana casino riverboat operations are subject to the Indiana Riverboat Gambling Act and the licensing and regulatory control of the Indiana Gaming Commission, as well as various local, county, and state regulatory agencies.

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

    The Indiana Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. A licensee may own no more than a 10 percent interest in any other owner's license.

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

    A licensed owner may apply for and may hold other licenses that are necessary for the operation of a riverboat, including licenses to sell alcoholic beverages, a license to prepare and serve food, and any other necessary licenses. Furthermore, the Indiana Riverboat Act requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices, and supplies and certain other suppliers be licensed.

    Applicants for licensure must submit comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every stockholder or participant of the applicant and provide specific information with respect to certain stockholders holding significant interests, 5 percent or greater, in the applicant. The Indiana Gaming Commission has the authority to request specific information on any stockholder.

    The Glory of Rome riverboat casino has been licensed to conduct gaming operations by the Indiana Gaming Commission pursuant to a license originally granted to RDI/Caesars Riverboat Casino, L.L.C., which we acquired from Starwood. An ownership interest in an owner's riverboat license may only be transferred after receiving approval from the Indiana Gaming Commission and upon compliance with the regulations issued under the Indiana Riverboat Act. The Indiana Gaming Commission approved the transfer of the riverboat owner's license to Park Place on March 30, 2000.

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

    Gaming sessions are generally required to be at least two hours and are limited to a maximum duration of four hours. No gaming may be conducted while the boat is docked, except:

  •
  for 30-minute time periods at the beginning and end of each cruise while the passengers are embarking and disembarking, in which case total gaming time is limited to four hours, including the pre- and post-docking periods; and

  •
  if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew;

  •
  if either the vessel or the docking facility is undergoing mechanical or structural repair;

  •
  if water traffic conditions present a danger to the riverboat, riverboat passengers and crew, or to other vessels on the water; or

  •
  if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise.

    The Indiana Gaming Commission may grant extended cruise hours in its discretion.

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

    The Indiana Riverboat Act imposes a 20 percent wagering tax on adjusted gross receipts from gaming. The tax imposed is to be paid by the licensed owner to the Indiana Department of State Revenue before the close of the business day following the day when the wagers are made. The Indiana Riverboat Act also requires that licensees pay a $3.00 admission tax for each person admitted to a gaming excursion. A riverboat license may be suspended for failure to pay such tax. The Indiana Gaming Commission also has promulgated regulations requiring riverboat owners to reimburse the Indiana Gaming Commission for the costs of inspectors and agents required to be present during the conduct of gambling operations. Further, the Indiana Gaming Commission may impose other fees and assessments. Riverboats are assessed for property tax purposes as real property and are taxed at rates determined by local taxing authorities. All Indiana state excise taxes, use taxes and gross retail taxes apply to sales on a riverboat.

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

    The Indiana Riverboat Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10 percent of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5 percent of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The Indiana Gaming Commission may suspend, limit or revoke the owner's license or fine or impose appropriate conditions on the licensee to ensure these goals are met. The Indiana Gaming Commission has indicated it will be vigilant in monitoring attainment of these goals.

    An institutional investor that, individually or in association with others, acquires, directly or indirectly, 5 percent or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and to provide additional information, including a certification that the voting securities were acquired and are held for investment purposes only, and may be subject to a finding of suitability. An institutional investor that, individually or in association with others, acquires, directly or indirectly, 15 percent or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability. A person who acquires 5 percent or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability. A person, other than an institutional investor, who acquires a direct or indirect beneficial ownership interest of 5 percent or more of any riverboat licensee, through any class of voting securities of the licensee or a holding company or intermediary company of the licensee, other than an institutional investor, is required to apply to the Indiana Gaming Commission for a finding of suitability.

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

  •
  a written request for approval of the debt transaction, along with relevant information regarding the debt transaction, be submitted to the Indiana Gaming Commission at least ten days prior to a scheduled meeting of the Indiana Gaming Commission;

  •
  a representative of the riverboat licensee or applicant be present at the meeting to answer any questions; and

  •
  a decision regarding the approval of the debt transaction be issued by the Indiana Gaming Commission at the next following meeting. The Indiana Gaming Commission rules also authorize the Executive Director of the Indiana Gaming Commission to waive certain requirements.

    The Indiana Riverboat Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee or by an officer of a person that holds at least a 1 percent interest in the licensee. The Indiana Gaming Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license of officers of the licensee, officers of persons that hold at least a 1 percent interest in the licensee, and of persons who directly or indirectly own a 1 percent interest in the licensee.

    The Indiana Gaming Commission adopted a rule which prohibits a distribution, except to allow payment of taxes, by a riverboat licensee to its partners, stockholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has adopted a rule which requires riverboat licensees to maintain, on a quarterly basis, a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

    The study commission on the impact of legalized wagering in Indiana appointed by the Indiana governor has called for a limit on expansion of legalized wagering in Indiana.

    In January 2001, the Indiana House of Representatives passed legislation that authorized dockside gaming in Indiana by eliminating the cruising requirements for riverboats. The legislation would permit the construction of floating barges for riverboats located on Lake Michigan, but not on the Ohio River. The legislation as passed also includes significant increases in the admission tax and on the tax on adjusted gross receipts. This legislation is now under consideration by the Indiana Senate and other policy makers. The prospects for final passage of this legislation or any other legislation concerning riverboat gaming in Indiana is uncertain and unpredictable at this time.

Queensland Gaming Laws

    Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including us, our subsidiary that manages the Conrad Jupiters, Gold Coast and the Conrad International Treasury Casino, Brisbane and their principal stockholders, directors and officers, must be found suitable and/or licensed. A casino license once issued remains in force until surrendered or canceled. Queensland law defines the grounds for cancellation and, in that event, an administrator may be appointed to assume control of the casino hotel complex. The Queensland authorities have also conducted an investigation of, and have found suitable, us and our subsidiary BI Gaming Corp., which holds our Australian gaming assets.

    Queensland imposes taxes on gaming operations at the rate of 20 percent of gross gaming revenues, except that gaming revenues arising from persons or groups participating in special flight programs or "junkets" are taxed at a 10 percent rate. A casino community benefit levy of 1 percent of gross gaming revenues is also imposed.

Uruguay Gaming Laws

    Uruguay also has laws and regulations governing the establishment and operation of casino gaming. The Internal Auditors Bureau of Uruguay, under the authority of the Executive Power of the Oriental Republic of Uruguay, is responsible for establishing the terms under which casino operations are conducted, including suitability requirements of persons associated with gaming operations, authorized games, specifications for gaming equipment, security, surveillance and compliance. The Executive Power of the Oriental Republic of Uruguay has granted a concession to Baluma S.A., a corporation duly organized and existing under the laws of the Oriental Republic of Uruguay, as owner of the Conrad International Punta del Este Resort and Casino to conduct casino operations. The concession was granted based on the expertise and financial suitability of Hilton and its subsidiary Conrad International Hotels Corporation, which acted as manager of the Punta del Este Resort and Casino. By resolution dated December 29, 1998, the Executive Power of the Oriental Republic of Uruguay authorized the replacement of Conrad International Hotels Corporation by BI Gaming Corporation, a subsidiary of ours, as manager of the Punta del Este Resort and Casino, subject to the fulfillment of formal requirements set forth in the resolution. Documents to comply with the referred formal requirements were submitted in due time. The Internal Auditors Bureau has reviewed the documents and recommended to the Executive Power of the Oriental Republic of Uruguay to declare that requirements made by resolution dated December 29, 1998 have been complied with.

    Uruguay imposes a casino concession fee on gaming operations conducted by the Punta del Este Resort and Casino at a fixed amount per fiscal year. For the years ending December 31, 2000, 1999 and 1998, the casino concession fee imposed was $3.4 million, $3.3 million and $3.3 million, respectively.

    Changes to these laws and regulations could have an adverse effect on our casino gaming operations in Uruguay.

Ontario, Canada, Gaming Laws

    Our Ontario casino gaming operations are subject to the regulatory control of the Alcohol and Gaming Commission of Ontario pursuant to the Gaming Control Act and certain contractual obligations to the Ontario Lottery and Gaming Corporation, a provincial crown corporation owned by the Province of Ontario.

    Our subsidiary, Caesars World, Inc., owns 50 percent of Windsor Casino Limited, which operates Casino Windsor in Windsor, Ontario, Canada, on behalf of the Ontario Lottery and Gaming Corporation, pursuant to an operating agreement with the Ontario Lottery and Gaming Corporation. The operating agreement imposes certain obligations on Windsor Casino Limited relating to the operation of Casino Windsor. Pursuant to a support agreement between the stockholders of Windsor Casino Limited and the Ontario Lottery and Gaming Corporation, the stockholders, including our subsidiary, Caesars World, Inc., have certain obligations relating to the operation of Casino Windsor.

    Windsor Casino Limited is required under the Gaming Control Act to be registered as a casino operator with the Alcohol and Gaming Commission of Ontario and must operate in accordance with the terms and conditions of its registration.

    Pursuant to the Gaming Control Act and the terms of Windsor Casino Limited's registration, the Registrar of Alcohol and Gaming must approve any change in the directors or officers of Windsor Casino Limited. The Gaming Control Act also provides that the Alcohol and Gaming Commission of Ontario may require the submission of disclosures and informational material from any person who has an interest in Windsor Casino Limited. This includes parent companies and their directors and officers.

    The Registrar of Alcohol and Gaming has the power, subject to the Gaming Control Act, to grant, renew, suspend or revoke registrations. The Registrar is entitled to make such inquiries and conduct such investigations as are necessary to determine that applicants for registration meet the requirements of the Gaming Control Act and to require information or material from any person who has an interest in an applicant for registration. The criteria to be considered in connection with registration under the Gaming Control Act include the financial responsibility, integrity and honesty of the applicant and the public interest. The Registrar may, at any time, revoke, suspend or refuse to renew Windsor Casino Limited's registration for any reason that would have disentitled it to registration.

    Changes to these laws and regulations could have an adverse effect on our casino gaming operations in Ontario.

Nova Scotia, Canada, Gaming Laws

    Our Nova Scotia casino gaming operations are subject to the regulatory control of the Nova Scotia Alcohol and Gaming Authority ("NSAGA") pursuant to the Nova Scotia Gaming Control Act and certain contractual obligations to the Nova Scotia Gaming Corporation ("NSGC"), a provincial crown corporation owned by the Province of Nova Scotia.

    One of our subsidiaries owns a 95 percent partnership interest in a registered partnership known as Metropolitan Entertainment Group ("Metropolitan") that operates casinos in Halifax and Sydney, Nova Scotia, on behalf of NSGC, pursuant to an Operating Contract with NSGC. The Operating Contract imposes certain obligations on Metropolitan relating to the operation of the Halifax and Sydney casinos. Park Place Entertainment Corporation has agreed to guarantee certain Metropolitan obligations under the Operating Contract with NSGC and a contract to construct a permanent casino in Halifax, Nova Scotia.

    Metropolitan is required to maintain registration as a casino operator with the Nova Scotia Alcohol and Gaming Authority.

    Under the Gaming Control Act the Director of Registration of the Alcohol and Gaming Authority must be notified within 15 days of any change in the officers or directors of a corporation that is a member of a partnership that is an operator. Metropolitan is also required to file a disclosure form with the Director of Registration within 15 days of:

  •
  a person acquiring a beneficial interest in the business of the operator of a casino;

  •
  a person exercising control, either directly or indirectly, over the business of the operator of a casino; or

  •
  a person providing financing, either directly or indirectly, to the business of the operator of a casino.

    The Gaming Control Act also provides that the Director of Registration may require information or material from Metropolitan and may conduct investigations concerning any person who has an interest in the casino. This includes parent companies and their directors and officers.

    NSAGA has the power to suspend or to revoke Metropolitan's registration at any time for any reason that would have disentitled Metropolitan to obtain registration or renewal of registration. Grounds for suspension or revocation include the lack of financial responsibility, integrity and honesty of the casino operator, parent companies of the casino operator and their officers and directors, failure to act in the public interest and failure to disclose information required by the Director of Investigations.

    Changes to these laws and regulations could have an adverse effect on our casino gaming operations in Nova Scotia.

South Africa Gaming Laws

    Our South African operations are subject to the Gauteng Gambling and Betting Act No. 4 of 1995 and the regulations issued thereunder. If an entity has directly or indirectly procured a controlling or financial interest of 1 percent or more in a casino license holder in Gauteng, then the acquiring entity will have to apply for the consent of the Gauteng Gambling Board for the holding of such an interest. The acquiring entity must apply to the Gauteng Gambling Board for consent to hold such an interest within 14 days after the transaction closes and the interest is procured.

    The application for the consent of the Gauteng Gambling Board must be made within a period and in a manner prescribed by the Gauteng Gambling Board. In making such an application, all the relevant provisions of the Gauteng Gambling and Betting Act relating to an application for a casino license apply. These include:

  •
  the application itself;

  •
  representations by interested persons;

  •
  response by the applicant to such representations;

  •
  further information and oral representations;

  •
  public inspection of the application and representations;

  •
  obtaining of a police report;

  •
  the holding of a hearing which is open to members of the public, in which the applicant is afforded an opportunity to be heard, and where witnesses may be called; and

  •
  a decision being given on the application and conditions being applied in the event of the application being granted.

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

    Changes to these laws and regulations could have an adverse effect on our casino gaming operations in South Africa.

IRS Regulations

    The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

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

Headquarters

    Our principal executive offices are located at 3930 Howard Hughes Parkway, Las Vegas, Nevada 89109. Our telephone number is (702) 699-5000.

Employees

    At December 31, 2000, we had approximately 57,000 employees, of which approximately 19,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the gaming industry generally. Although strikes of short duration have from time to time occurred at certain of our facilities, we believe our employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

    This Form 10-K and the documents incorporated by reference in this Form 10-K include forward-looking statements. We intend for the words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects" and similar expressions to identify forward-looking statements. Forward-looking statements include, among other things, statements relating to our plans, strategies, properties and adequacy of resources under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our subsidiaries, including, among other things, factors discussed in this Form 10-K and in our filings with the Securities and Exchange Commission and the following:

  •
  the effect of economic, credit and capital market conditions in general and on gaming companies in particular;

  •
  construction and development issues, including environmental restrictions, weather, soil conditions, building permits and zoning approvals;

  •
  the impact of competition, particularly from other gaming and hotel/gaming operations;

  •
  changes in laws or regulations, third party relations and approvals, decisions of courts, regulators and governmental bodies;

  •
  litigation outcomes and judicial action; and

  •
  changes in customer demand.

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

Item 3. LEGAL PROCEEDINGS

    We are involved in various legal proceedings relating to routine matters of our business. We are also party to legal proceedings relating to the Bally and Hilton gaming businesses assumed during the spin-off and the Grand and Caesars gaming businesses that we acquired in 1998 and 1999. We believe that all the actions brought against the Company are without merit and we will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our results of operations or financial position.

Belle of Orleans

    Our wholly owned subsidiary, Bally's Louisiana, Inc., owns 49.9 percent of the Belle of Orleans, L.L.C., a limited liability company which owns and holds the riverboat gaming license to operate Bally's Casino Lakeshore Resort. Metro Riverboat Associates, Inc. owns the remaining 50.1 percent interest in the Belle. Bally's Louisiana and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, and the Belle entered into a management agreement providing for Bally's Louisiana to manage the casino. The parties are involved in numerous lawsuits, appeals and administrative hearings regarding their rights and obligations under those agreements. Cases are pending between the parties in the Civil District Court for the Parish of Orleans, the Nineteenth Judicial District Court for the Parish of East Baton Rouge, the Louisiana First and Fourth Circuit Courts of Appeal, the Louisiana Supreme Court, and the U.S. District Court for the Eastern District of Louisiana. Metro's claims involve assignments of the management agreements by previous wholly owned Bally's entities to Bally's Louisiana, as well as the effects of Hilton's merger with Bally Entertainment Corporation in 1996, and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998. Metro asserts that Bally's Louisiana is not entitled to manage the casino. Metro is seeking injunctive relief and unspecified damages.

    Metro has also filed an action in the United States District Court for the Eastern District of Louisiana against certain of Park Place's officers and directors and Bally's Louisiana. The lawsuit alleges civil racketeering and conspiracy activities among the named defendants and members of the Louisiana state judiciary, the Louisiana Gaming Control Board, the Louisiana state police, and the Louisiana Attorney General's office.

Bally Merger Litigation

    A purported class action against Bally Entertainment Corporation, its directors and Hilton Hotels Corporation was commenced on September 4, 1996, under the caption Parnes v. Bally Entertainment Corporation, et al. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleged that certain payments received by Arthur M. Goldberg in connection with the merger of Bally into Hilton in December 1996 involved breaches of fiduciary duty which denied other Bally shareholders an opportunity to sell their shares at the best possible price. The plaintiff sought injunctive relief enjoining the Bally-Hilton merger, disgorgement of profits, and unspecified damages. After a trial on the merits, the Court of Chancery of the State of Delaware dismissed all the plaintiff's claims, holding that the Company acted in full compliance with its fiduciary obligations.

Slot Machine Litigation

    On April 26, 1994, William H. Poulos brought a class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc. et al., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida—William Ahearn, et al. v. Caesars World, Inc. et al.—alleging substantially the same allegations against 48 defendants, including Park Place. On September 26, 1995, a third action was filed against 45 defendants, including Park Place, in the U.S. District Court for the District of Nevada—Larry Schreier, et al. v. Caesars World, Inc. et al. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al.

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

Las Vegas Hilton

    In July 2000, we entered into an agreement to sell the Las Vegas Hilton. The purchaser, Las Vegas Convention Hotel, LLC failed to complete the transaction on the date set for closing. We have filed (1) a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract, and (2) a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants have filed an action in the same court against the Company, alleging breach of contract and seeking non-specific damages.

Flixcorp Litigation

    Bally Data Systems, Inc. and Bally Entertainment Inc. are defendants in an action entitled Flixcorp of America, Ltd. v. Bally Data Systems, et al., filed in the Circuit Court of Cook County, Illinois in 1987. The litigation involves a breach of contract claim arising out of a purported agreement to develop and manufacture videotape dispensing machines. Plaintiffs allege $167 million in damages, while the companies strongly dispute both liability and damages.

Saint Regis Mohawk Tribe

    On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "tribal court" in Hogansburg, New York against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. We believe that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that we believe has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the Park Place action on the grounds that the Court lacked jurisdiction. In October 2000, we appealed the judgment to the United States Court of Appeals for the Second Circuit. On March 21, 2001, the purported tribal court rendered a purported default judgment against Park Place in the amount of $1.8 billion, which judgment Park Place refuses to recognize as valid. Park Place intends to pursue all necessary actions to enjoin any efforts to enforce the purported judgment.

    On June 6, 2000, President R.C.—St. Regis Management Company and its principal, Ivan Kaufman, filed an action in the Supreme Court of the State of New York, County of Nassau, against Park Place and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, Park Place, and the Saint Regis Mohawk Tribe concerning the Tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plaintiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants.

    On November 13, 2000, Catskill Development, LLC, Mohawk Management LLC and Monticello Raceway Development Company LLC (collectively, "Catskill Development") filed an action against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as an Indian gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages.

    In December 2000, Peter Bronner filed an action against the Company in the United States District Court for the Southern District of New York. The action alleges that plaintiff and the Company's former CEO agreed to an oral commission agreement, pursuant to which the Company purportedly agreed to compensate plaintiff in the amount of 2 percent of the gross revenues derived from any casino the Saint Regis Mohawk Tribe developed with the Company in return for plaintiff's assistance in introducing the parties and facilitating negotiations between them. Plaintiff further claims that he introduced the Company to the Saint Regis Mohawk Tribe. Plaintiff seeks a declaration by the court that the purported commission agreement is valid, enforceable and binding.

    In 2001, Native American Management Corporation, Anderson-Blake Construction Company and Gary Alan Melius filed a summons with notice, which commenced an action against the Company, one of its executives and the estate of its former CEO in the Supreme Court of the State of New York, County of Nassau. The action seeks compensatory and punitive damages in the amount of approximately $227 million and alleges breach of contract, defamation, breach of the covenant of good faith and fair dealing and RICO violations arising out of the Company's agreement with the Saint Regis Mohawk Tribe. Plaintiffs have not yet filed a complaint fully describing their claims.

Grand Casinos

    The parties in the following securities actions have reached a consolidated settlement. The settlement will involve the dismissal with prejudice of each of the three cases in consideration of payment by Lakes Gaming (on behalf of Grand Casinos under the indemnification agreement) of $9 million to the Grand Casino shareholders and $9 million to the Stratosphere shareholders. The settlement agreements are subject to final approval by each of the respective courts:

  Grand Securities Litigation

    Grand and certain of Grand's current and former officers and directors are defendants in In Re Grand Casinos Inc. Securities Litigation filed on September 9, 1996 in the United States District Court in Minnesota. This action arose out of Grand's involvement in the Stratosphere project in which Grand was a dominant shareholder. The plaintiffs in the action, who are current or former Grand shareholders, alleged securities fraud, insider trading and the making of false statements concerning the Stratosphere project.

  Stratosphere Securities Litigation

    Grand and certain persons who are indemnified by Grand, including certain former and current Grand officers and directors, are defendants in two legal actions filed on August 5, 1996 in the United States District Court, District of Nevada (Michael Ceasar v. Stratosphere Corporation et. al.) and on August 16, 1996 in the District Court, Clark County, Nevada (Opitz et. al. v. Stratosphere Corporation et. al.). These actions arose out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project in Las Vegas, Nevada. The state court action was stayed pending resolution of the federal court action. The plaintiffs in the actions, who are present or former shareholders of Stratosphere Corporation, seek unspecified damages for allegations that the defendants concealed material information and made false positive statements about the Stratosphere, which caused the value of the Stratosphere stock to be inflated.

Stratosphere Stand-By Equity Commitment

    Grand is a defendant in Stratosphere Litigation, L.L.C. v. Grand Casinos, Inc. a Minnesota Corporation, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment is the subject of litigation in the U.S. District Court as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. The case is currently being briefed and will be taken under advisement by the District Court pending a decision.

Indemnification of Park Place by Lakes Gaming, Inc.

    The above lawsuits to which Grand Casinos, Inc. and its subsidiaries are parties arose out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Grand, and Grand is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger). If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

    As security to support Lakes' indemnification obligations to Grand, Lakes agreed to irrevocably deposit, in trust for the benefit of Grand, a total sum of $30 million. The trust was to be funded with four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. The first annual installment payment was made in December 1999. Lakes refused to make the second installment, due on December 31, 2000, and the Company intends to pursue its legal remedies against Lakes for failure to fulfill this obligation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock began trading on December 21, 1998 on a "when issued" basis, prior to the Hilton distribution on December 31, 1998. The common stock trades on the New York Stock Exchange under the symbol PPE. The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	1999		2000
	High	Low	High	Low
First quarter	$8.59	$6.38	$12.25	$10.00
Second quarter	11.84	7.47	13.81	10.88
Third quarter	12.63	9.34	15.13	12.06
Fourth quarter	13.69	11.25	14.00	11.44

    As of March 15, 2001, there were approximately 13,000 holders of record of our common stock.

    Pursuant to the Amended and Restated Certificate of Incorporation, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. In March 1999, the Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 8 million shares of our common stock. In May 2000, the Board of Directors approved an additional 12 million shares under the stock repurchase program. In November 2000, the Board of Directors approved an additional 20 million shares resulting in a total authorization of 40 million shares. Cumulatively, through December 31, 2000 we repurchased 15.9 million shares of our common stock.

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

    Generally, the Rights become exercisable only if a person or group (other than Exempt Persons, as defined below) acquires 15 percent or more of the then outstanding shares of common stock or announces a tender offer which would result in ownership by a person or group of 15 percent or more of the then outstanding shares of common stock. Each Right entitles stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40.

    If a person or group (other than Exempt Persons) acquires 15 percent or more of our shares of common stock, each holder of a Right will be entitled to receive upon exercise a number of shares of the common stock having a market value equal to two times the then current purchase price of the Right. If, after a person or group acquires 15 percent or more of our shares of common stock, we are acquired in a merger or engage in certain other business combination transactions or transfers of assets, each Right entitles its holder to purchase, at the Right's then current price, a number of the acquiring company's common shares having a then current market value of twice the Right's exercise price.

    Following the acquisition by a person or group of beneficial ownership of 15 percent or more of our common stock (other than Exempt Persons) and prior to an acquisition of 50 percent or more of our common stock, the board of directors may exchange the Rights (other than Rights owned by the person or group), in whole or in part, at an exchange ratio described in the Rights Plan.

    Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of our common stock, the Rights are redeemable for $.001 per Right at the option of the board of directors.

    "Exempt Person" means:

  •
  Park Place or any of our subsidiaries;

  •
  any of our employee benefit plans;

  •
  any entity or trustee holding shares of our capital stock for or pursuant to the terms of any such plan or for the purpose of funding other employee benefits for our or our subsidiaries' employees; or

  •
  Barron Hilton or the Conrad N. Hilton Fund.

Item 6. SELECTED FINANCIAL DATA

    We have derived the following historical information from our audited financial statements for 1996 through 2000. The information is only a summary and should be read in conjunction with Management's Discussion and Analysis in Item 7 and the historical financial statements and related notes in Item 8.

	Fiscal Years Ended or as of December 31,
	2000	1999	1998	1997	1996
	(dollars in millions, except per share amounts)
Results of Operations(1):
Total revenue	$4,896	$3,176	$2,305	$2,153	$970
Total operating income	696	399	302	201	92
Income before extraordinary item and cumulative effect(2)	143	138	109	67	36
Income before extraordinary item and cumulative effect per share
Basic	$0.48	$0.46	$0.42	$0.25	$0.18
Diluted	$0.46	$0.45	$0.42	$0.25	$0.18
Other Operating Data:
Cash flows from
Operating activities	$752	$519	$318	$375	$139
Investing activities	(435)	(3,610)	(584)	(583)	(55)
Financing activities	(342)	3,055	449	175	110
EBITDA(3)	$1,240	$778	$556	$512	$216
Balance Sheet:
Cash and equivalents	$321	$346	$382	$199	$232
Total assets	10,995	11,151	7,174	5,630	5,364
Total debt	5,398	5,624	2,472	1,306	1,278
Stockholders'/Division equity	3,784	3,740	3,608	3,381	3,157

(1)
Significant changes between years include the effects of the mergers with Bally in December 1996, Grand Casinos in December 1998, and Caesars World in December 1999.

(2)
Includes the total after-tax impact of pre-opening costs, asset impairments, and other one-time amounts as follows: $31 million in 2000, $47 million in 1999, $19 million in 1998, $59 million in 1997, and $23 million in 1996.

(3)
EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening costs, asset impairments, and other one-time amounts. EBITDA is presented supplementally because this is how we review and analyze the results at each property. We have excluded one-time items, such as pre-opening costs, asset impairments, and the impact of asset sales, from EBITDA as these items do not impact operating results on a recurring basis. Pretax one-time items totaled $48 million in 2000 and consisted of $3 million of pre-opening costs, an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million primarily related to fulfilling employment contracts with our former President and Chief Executive Officer, who passed away in October 2000. In 1999, we recognized a $26 million impairment loss associated with the planned sale of the Flamingo Reno and pre-opening costs of $47 million primarily related to the opening of Paris. We recorded impairment losses of $16 million on a riverboat and $13 million in spin-off costs during 1998. Impairment losses and other costs associated with the closure of another riverboat totaled $96 million in 1997. The write-down of an asset to estimated fair market value resulted in a pretax charge of $1 million in 1996. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income before extraordinary items) nor should it be considered as an indicator of our overall financial performance. The calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Results of operations include our wholly owned subsidiaries and investments accounted for under the equity method of accounting. After our merger with Grand Casinos, Inc. on December 31, 1998, the opening of Paris Las Vegas on September 1, 1999, and our acquisition of Caesars World, Inc. and other gaming assets from Starwood Hotels & Resorts Worldwide, Inc., on December 29, 1999, we operate the following portfolio of properties under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brand names:

  •
  nine casino hotels in Nevada;

  •
  three casino hotels in Atlantic City, New Jersey;

  •
  five dockside casinos in Mississippi;

  •
  an 82 percent owned and managed riverboat casino in Indiana;

  •
  a 49.9 percent owned and managed riverboat casino in New Orleans;

  •
  three partially owned and/or managed casino hotels in Canada;

  •
  two partially owned and managed casino hotels in Australia;

  •
  a partially owned and managed casino hotel in Punta del Este, Uruguay;

  •
  a partially owned and managed casino hotel in Johannesburg, South Africa;

  •
  two casinos on cruise ships; and

  •
  managed slot operations at a racetrack in Delaware.

    We have experienced a number of changes, during the period covered in this discussion, resulting in increases in the number of subsidiaries and investments (as listed above). On December 31, 1998, we completed our merger of the Mississippi gaming operations of Grand, including Grand Casino Tunica, Grand Casino Gulfport, and Grand Casino Biloxi. Because the completion of the Grand merger occurred on the last day of 1998, the results of operations for the Grand properties are not included in our consolidated statement of income for the year ended December 31, 1998.

    On September 1, 1999, we opened the 2,916 room Paris Las Vegas on the Las Vegas Strip. On December 29, 1999, we completed our acquisition of Caesars World, Inc. As a result of the Caesars acquisition, we now own Caesars Palace, Caesars Atlantic City, Caesars Tahoe, Sheraton Casino and Hotel Tunica, an 82 percent interest in Caesars Indiana, a 95 percent interest in Sheraton Casino Sydney and Sheraton Halifax Casino, an interest in Caesars Guateng, a 50 percent interest in the management company of Windsor Casino in Ontario, Canada, an interest in Caesars at Sea, and the slot operations at the Dover Downs racetrack in Delaware. The results of operations for the Caesars properties are not included in our consolidated statement of income for the year ended December 31, 1998, and only two days are included in the December 31, 1999 results, as the acquisition was completed on December 29, 1999.

    The following discussion presents an analysis of our results of operations for the years ended December 31, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expenses, and impairment losses and other, net) is presented supplementally in the tables below and in the discussion of our operating results because this is how we review and analyze the results of each property. EBITDA can be computed directly from our consolidated statements of income by adding the amounts shown for (1) depreciation and amortization, (2) pre-opening expense, and (3) impairment losses and other, net to operating income (which is income before interest and taxes). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Comparison of December 31, 2000 with December 31, 1999

    A summary of our consolidated revenue and earnings for the years ended December 31, 2000 and 1999 is as follows (in millions, except per share amounts):

	2000	1999
Revenue	$4,896	$3,176
Operating income	696	399
Net income	143	136
Basic earnings per share	0.48	0.45
Diluted earnings per share	0.46	0.44
Other operating data:
EBITDA	$1,240	$778

    We recorded net income of $143 million or diluted earnings per share of $0.46, for the year ended December 31, 2000, compared with net income of $136 million or diluted earnings per share of $0.44, for the year ended December 31, 1999. The increase was primarily associated with the Caesars acquisition and a full year of operating results from Paris Las Vegas, which opened on September 1, 1999. Current-year results were impacted by pre-opening costs and net impairment and other losses totaling $48 million ($31 million net of tax or $0.10 per diluted share) consisting of $3 million of pre-opening costs, an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million related to fulfilling employment contracts with our former President and Chief Executive Officer, who passed away in October 2000. Prior-year results were impacted by a $26 million impairment loss associated with the planned sale of our Flamingo Reno property and pre-opening costs of $47 million primarily related to the opening of Paris.

    For the year ended December 31, 2000, EBITDA increased $462 million when compared to 1999. The Caesars properties contributed EBITDA of $138 million in the Western Region, $163 million in the Eastern Region, $67 million in the Mid-South Region, and $51 million from international properties for a total of $419 million. Excluding the Caesars properties, the Western Region increased $37 million, the Eastern Region increased $34 million, the Mid-South Region decreased $29 million, and the International properties increased $14 million.

Western Region

    EBITDA for the Western Region was $531 million for the year ended December 31, 2000 compared to $356 million for 1999. The increase in EBITDA was primarily attributable to the acquisition of Caesars and a full year of Paris operations, which opened on September 1, 1999. Caesars Palace generated EBITDA of $119 million in 2000. Occupancy for the Western Region was 92 percent in 2000 compared to 88 percent in 1999. The average room rate in 2000 was $89 compared to $79 in the prior year. The increase in the average room rate was primarily a result of the addition of Caesars Palace, Caesars Tahoe, and a full year of Paris Las Vegas operations.

    The combined Paris/Bally's properties generated EBITDA of $194 million in 2000, an increase of $64 million from 1999. The increase in EBITDA was primarily attributable to a full year of Paris operations in 2000.

    EBITDA at the Flamingo Las Vegas increased $4 million to $116 million in 2000. New marketing programs targeted at table game customers resulted in an eight percent increase in table game volume while slot volume also improved. The Flamingo Las Vegas continues to provide consistent returns based on the power of its location.

    EBITDA at the Las Vegas Hilton was $31 million in 2000 compared to $59 million in 1999. The decline primarily resulted from a decrease in table game volume associated with the property's held for sale status during the second half of the year compounded by a decrease in the table game hold percentage. In July 2000, we entered into an agreement to sell the Las Vegas Hilton, however the purchaser breached the agreement in January 2001 and did not finalize the transaction (see Note 14 of the Notes to Consolidated Financial Statements for additional information). We no longer plan to sell this property.

    Combined EBITDA from Caesars Tahoe, the Reno Hilton, the Flamingo Reno, and the Flamingo Laughlin was $71 million in 2000 compared to $55 million in 1999. The increase resulted primarily from the addition of Caesars Tahoe. In December 1999, we agreed to sell the Flamingo Reno, however the planned sale did not occur in 2000. The Flamingo Reno continues to contribute modestly to EBITDA while we evaluate other options for the property.

    From October 1998 to September 1999, four new mega-resorts (including Paris) opened in Las Vegas, which drove increased visitation in 1999 and 2000. In August 2000, a new mega-resort opened adjacent to Paris. Current and potential competitors have indicated expansion and new development plans for the Las Vegas Strip, which are in the early planning stages. We cannot predict what impact these expansions or new developments, if completed, will have on our future results of operations.

Eastern Region

    EBITDA for the Eastern Region was $410 million for the year ended December 31, 2000 compared to $213 million for 1999. The increase is due to the addition of Caesars Atlantic City and local and national marketing efforts, which are driving incremental visitation to our properties in Atlantic City. Year over year improvements were somewhat diluted by inclement weather experienced during December 2000, which significantly reduced visitation and play during December. Caesars Atlantic City recorded EBITDA of $155 million during 2000. The average room rate in the Eastern Region was $94 during 2000 compared to $88 during 1999, while occupancy was 96 percent in both years.

    Bally's Park Place generated EBITDA of $177 million in 2000 compared to $165 million in 1999, an increase of seven percent. The increase resulted from improvements in table game volume and slot handle as well as the Wild Wild West expansion, which opened in September 2000. This expansion added approximately 10,000 square feet of gaming space and 300 slot machines and formed the largest contiguous gaming complex on the Boardwalk, comprised of Bally's Park Place, Caesars Atlantic City, and the Wild Wild West.

    For the year ended December 31, 2000, the Atlantic City Hilton reported EBITDA of $70 million, a 46 percent increase from last year's $48 million. The improvement was driven primarily by a 26 percent increase in slot handle resulting from an increase in the number of smaller denomination slot machines, special slot promotions, and other marketing efforts.

    Certain competitors have begun construction on a 2000 room hotel/casino project in Atlantic City with an announced completion date in 2003. Other competitors have announced or begun expansion projects with expected completion dates in 2002 and beyond. Such potential new capacity could intensify competition in the Atlantic City marketplace, or alternatively broaden Atlantic City's appeal to an expanded customer base. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our operating results.

Mid-South Region

    EBITDA for the Mid-South Region was $243 million for the year ended December 31, 2000 compared to $205 million for the year ended December 31, 1999. The increase in EBITDA is primarily attributable to the $49 million in EBITDA generated by Caesars Indiana, partially offset by declines at other Mid-South properties. The average room rate for the region was $53 and occupancy was 91 percent during 2000 compared to an average room rate of $58 and occupancy of 88 percent during 1999.

    Grand Biloxi reported EBITDA of $64 million for the year ended December 31, 2000 compared to $74 million for 1999. The decline is attributable to competitive conditions from supply added in New Orleans and Biloxi. During 2000, significant costs were incurred for marketing and promotional efforts, which resulted in lower EBITDA margins. However, table game drop for 2000 increased 14 percent compared to 1999 while slot handle remained steady.

    Grand Gulfport generated $45 million in EBITDA during 2000 compared to $43 million during 1999. Table game drop increased 16 percent and slot handle improved 7 percent in 2000 due to marketing efforts and the June 1999 addition of the Oasis Resort and Spa.

    For the year ended December 31, 2000, Grand Tunica reported EBITDA of $51 million, down from $61 million reported for the year ended December 31, 1999. The decline was due to competitive market conditions, increased promotional spending, and inclement weather experienced during December 2000.

International

    On a combined basis, EBITDA from the International properties was $105 million in 2000 compared to $40 million in 1999, an increase of $65 million. The Caesars properties recorded EBITDA of $51 million in 2000. During 2000, temporary casino facilities were replaced with permanent casino facilities at Caesars Guateng in South Africa and Sheraton Halifax in Canada. On a combined basis, the International properties reported an average room rate of $89 and occupancy of 68 percent in 2000 compared to an average room rate of $97 and occupancy of 62 percent in 1999.

Depreciation and Amortization

    Consolidated depreciation and amortization increased $190 million to $496 million for the year ended December 31, 2000. The increase was primarily attributable to the addition of the Caesars properties and Paris, which opened in September 1999, partially offset by the elimination of depreciation expense at the Las Vegas Hilton for the second half of 2000 while it was being held for sale.

Corporate Expense

    Corporate expense increased $13 million to $49 million for the year ended December 31, 2000. The increase was primarily attributable to the acquisition of Caesars as well as the move to consolidate corporate functions to the Las Vegas headquarters office.

Net Interest Expense

    Consolidated net interest expense increased from $146 million in 1999 to $431 million in 2000. The increase in net interest expense was due primarily to an increase in average long-term debt outstanding of approximately $3 billion associated with the Caesars acquisition in December 1999 and a decrease in capitalized interest with the completion of Paris. We used a combination of fixed-rate debt and bank credit facilities to fund the acquisition of Caesars. Capitalized interest in 2000 was $7 million compared to $37 million in 1999. During 2000 we reduced outstanding debt by $226 million utilizing a portion of our operating cash flows.

Income Taxes

    The effective income tax rate for the year ended December 31, 2000 was 45.7 percent compared to 44.7 percent for 1999. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes and exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

Comparison of December 31, 1999 with December 31, 1998

    A summary of our consolidated revenue and earnings for the years ended December 31, 1999 and 1998 is as follows (in millions, except per share amounts):

	1999	1998
Revenue	$3,176	$2,305
Operating income	399	302
Net income	136	109
Basic earnings per share	0.45	0.42
Diluted earnings per share	0.44	0.42
Other operating data:
EBITDA	$778	$556

    We recorded net income of $136 million or diluted earnings per share of $0.44, for the year ended December 31, 1999, compared with net income of $109 million or diluted earnings per share of $0.42, for the year ended December 31, 1998. This 25 percent increase in net income was primarily associated with positive operating contributions arising from the Grand merger and the opening of Paris Las Vegas, offset by a $26 million impairment loss associated with the planned sale of the Flamingo Reno. In addition, on January 1, 1999, we adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. We expensed $47 million of pre-opening costs incurred during 1999, related primarily to the opening and development of Paris Las Vegas. As required by SOP 98-5, we recorded a cumulative effect of accounting change, net of tax, of $2 million for pre-opening costs incurred and capitalized prior to January 1, 1999.

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

Western Region

    EBITDA for the Western Region was $356 million for the year ended December 31, 1999, an increase of 19 percent, compared to $298 million for the prior-year period. The increase in EBITDA was primarily attributable to the opening of Paris Las Vegas, improved performance at the Flamingo

Las Vegas and a strong year at the Reno Hilton. Occupancy for the Western Region was 88 percent for the year ended December 31, 1999, flat with the prior-year period. The average room rate was $79 compared to $75 in the prior-year period.

    EBITDA at the Las Vegas Hilton increased two percent to $59 million for the year ended December 31, 1999. The increase was primarily attributable to increases in the domestic table games, slots, and race and sports areas. Results at the Las Vegas Hilton are more volatile than our other casinos because this property caters to the premium play segment of the market. Fluctuations in premium play volume and win percentage could result in volatility of the results at this property.

    EBITDA at the Flamingo Las Vegas increased $6 million to $112 million for the year ended December 31, 1999. The Flamingo Las Vegas demonstrated the power of its location and its appeal to its target market. A five percent increase in casino volume was the primary contributor to the year over year increase.

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

    Combined EBITDA from the Reno Hilton, the Flamingo Reno and the Flamingo Laughlin was $55 million for the year ended December 31, 1999, a $5 million increase from the prior year. The Reno Hilton had the most significant effect on this increase, with a 26 percent increase in EBITDA. A significant portion of this increase was attributable to increases in non-gaming revenues. Special events and casino marketing drove increases in room, food and beverage revenues. In December 1999, we entered into a definitive agreement to sell the Flamingo Reno.

    The completion of a number of room expansion projects coupled with the opening of new casino hotels increased competition in all segments of the Las Vegas market. Including Paris Las Vegas, four new mega-resorts have opened since October 1998, which drove increased visitation in 1999.

Eastern Region

    EBITDA for the Eastern Region was $213 million for the year ended December 31, 1999, an increase of ten percent from $194 million for the year ended December 31, 1998. The increase was due in part to the continued success of our marketing efforts, which drove incremental visitation to our properties in Atlantic City. Table game drop and slot handle increased over the prior year for both of the Atlantic City properties. The average room rate increased to $88 from $84 and the occupancy percentage increased from 94 percent to 96 percent for the year.

    Bally's Park Place generated EBITDA of $165 million for the year ended December 31, 1999, an increase of five percent from last year's $157 million. The increase was attributed to increases in both slot and table games volume. The increased volume associated with the gaming revenues also had a positive impact on revenues in other operating departments.

    For the year ended December 31, 1999, the Atlantic City Hilton reported EBITDA of $48 million, an increase of $11 million, or 30 percent from the prior year. Increases in both table games and slot win contributed to a 16 percent increase in gaming revenue. The increase in casino play was a result of successful marketing programs, which also had a positive impact on overall customer traffic counts at the property.

Mid-South Region

    EBITDA for the Mid-South Region increased $166 million to $205 million for the year ended December 31, 1999, up from $39 million in 1998. The Grand properties contributed the entire $166 million increase. The Grand properties' results are not included in the 1998 results because our merger with Grand occurred on December 31, 1998. Occupancy and average room rate for the year ended December 31, 1999, were 88 percent and $58, respectively. Combined EBITDA from Bally's Saloon • Gambling Hall • Hotel and Bally's New Orleans increased three percent, to $35 million for the year ended December 31, 1999. We expect that future results at Bally's New Orleans may be impacted by the October 1999 opening of a land-based casino in downtown New Orleans.

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

    Supply on the Gulf Coast increased in 1999 with the opening of a new resort by a competitor. The new supply into the market drove interest and visitation to our two Gulf Coast properties in 1999. This increase in supply could ultimately have an adverse impact on the operating results of our Gulf Coast properties.

International

    On a combined basis, 1999 EBITDA from the Conrad properties in Uruguay and Australia decreased $7 million to $40 million. The decrease came primarily in the first quarter of 1999 from the casino resort in Punta del Este, Uruguay, which was impacted by the devaluation of Brazil's currency, resulting in lower levels of play from Brazilian customers. On a combined basis, the International properties reported an average room rate of $97, down from $104 in the prior year, and occupancy of 62 percent, flat with the prior year.

Depreciation and Amortization

    Consolidated depreciation and amortization increased $81 million to $306 million for the year ended December 31, 1999. The increase in depreciation and amortization was primarily attributable to the addition of the Grand properties in December 1998 and the opening of Paris in September 1999.

Non-recurring Charges

    Non-recurring charges in 1999 included $47 million of pre-opening expenses related primarily to the opening of Paris Las Vegas and a $26 million impairment loss associated with the planned sale of the Flamingo Reno. One time charges in 1998 totaled $29 million and included a $16 million impairment loss related to certain riverboat casino assets as well as approximately $13 million of costs associated with the spin-off from Hilton and merger with Grand.

Corporate Expense

    Corporate expense increased $13 million to $36 million for the year ended December 31, 1999. The increase was attributable to the infrastructure put in place to operate and manage Park Place as a separate publicly traded entity after our spin-off from Hilton.

Interest Income and Interest Expense

    Interest and dividend income decreased $10 million to $11 million for the year ended December 31, 1999 compared to $21 million in the prior year. The 1998 period included interest income from our investment in certain mortgage notes that were sold in the second half of 1998. Consolidated interest expense increased $57 million to $157 million for the year ended December 31, 1999. The increase in interest expense was due primarily to an increase in long-term debt associated with the Grand merger and the construction of Paris Las Vegas. Capitalized interest for the years ended December 31, 1999 and 1998 was $37 million and $25 million, respectively.

Income Taxes

    The effective income tax rate for the year ended December 31, 1999 was 44.7 percent, compared to 49.8 percent in the prior year. Our effective income tax rate was determined by the level and composition of pretax income subject to varying state, local and foreign taxes and exceeded the federal statutory rate due primarily to non-deductible amortization of goodwill.

Financial Condition

Liquidity

    As of December 31, 2000, we had cash and cash equivalents of $321 million. Net cash provided by operating activities was $752 million in 2000 and $519 million in 1999. We had availability under our credit facilities of $1.1 billion at December 31, 2000. We expect to finance our operations and capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings.

Capital Spending and Acquisitions

    Investing cash flow activities include expenditures for acquisitions, maintenance capital expenditures, new construction, and improvement projects at existing facilities. For the year ended December 31, 2000, net cash used in investing activities included $468 million related to capital expenditures for normal maintenance and expansion projects. Expansion projects primarily consisted of the Wild Wild West Casino expansion in Atlantic City; the master plan at Caesars Indiana, including completion of the pavilion and related restaurants and construction of the 500 room hotel scheduled for completion in September 2001; casino, suite, and restaurant expansions at Caesars Palace; and the purchase of a golf course in southern Nevada to provide a complete array of services for our Las Vegas guests.

    On December 29, 1999, we purchased from Starwood Hotels & Resorts Worldwide, Inc. and several of its subsidiaries, all of the outstanding stock of Caesars World, Inc., a wholly owned subsidiary of Starwood, and all of Starwood's interests in several other gaming entities, for $3.0 billion in cash. This acquisition was funded with borrowings from our credit facilities and issuances of long-term notes. For the year ended December 31, 1999, $653 million of the net cash used in investing activities related to maintenance capital expenditures as well as expansion projects. The expansion projects primarily consisted of Paris Las Vegas, the Terrace Hotel at Grand Casino Tunica, the Oasis Resort and Spa at Grand Casino Gulfport and the expansion of Grand Casino Biloxi.

    During 2001 we intend to spend approximately $275 million on maintenance capital expenditures at our casino properties, and up to $275 million on selective expansion or improvement investments at certain of our existing properties. These projects include completion of the hotel and parking garage at Caesars Indiana, a parking garage and rebranding master plan at Sheraton Tunica, and a master plan of casino, hotel, and amenity expansions at Caesars Palace. We intend to continue to maintain our facilities in first-rate condition in order to preserve our competitive position.

    In April 2000, we entered into an agreement with the Saint Regis Mohawk Nation in upstate New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby we will manage the casino and pay 70 percent of the net profits to the Saint Regis Mohawk Nation. The agreement is subject to the approval of the National Indian Gaming Commission.

    We have entered into a definitive agreement to acquire approximately 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $250,000, with an option to purchase the remaining 1,400 acres for $65 million. A portion of the site will be transferred in trust to the Saint Regis Mohawk Nation subject to the approval of the Bureau of Indian Affairs ("BIA").

    All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Nation and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission, and local planning and zoning boards. Additional information (including legal proceedings) relating to this proposed gaming project is provided in Note 15 of the Notes to Consolidated Financial Statements.

    In August 2000, we submitted a letter of intent to purchase the Claridge Casino Hotel in Atlantic City, which is currently in bankruptcy. In November 2000, the Claridge submitted its reorganization plan supporting a purchase by us for $65 million. In January 2001, New Jersey gaming regulators voted unanimously to allow Park Place to purchase the Claridge. This acquisition plan is currently under consideration by the bankruptcy court.

    As exemplified by the acquisitions of Grand Casinos, Inc. in 1998, the opening of Paris Las Vegas on September 1, 1999, and the purchase of Caesars in December 1999, we are interested in expanding our business through the acquisition of quality gaming assets and selective new development. We believe that we are well positioned to, and may from time to time, pursue additional strategic acquisitions, dispositions, or alliances, which we believe to be financially beneficial to our long-term interests. We also believe that in addition to our cash flow from operations, we will have access to financial resources sufficient to finance our future growth.

Financing

    During the year ended December 31, 2000, we were able to reduce our debt by approximately $226 million and repurchase 12.8 million shares of common stock at a total cost of $156 million with the net cash flow we generated.

    We have revolving bank credit facilities with a syndicate of financial institutions. At December 31, 2000, the total aggregate commitment was $3.9 billion, consisting of a $1.9 billion 364-day revolving facility and a $2.0 billion five-year revolving facility, which matures December 2003. Approximately $1.1 billion was available at December 31, 2000. Both the 364-day revolver and the five-year revolver may be extended in one-year increments at our request with the prior written consent of the lenders.

    Borrowings under the credit facilities bear interest at a floating rate and may be obtained at our option as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. LIBOR advances bear interest at LIBOR plus 112.5 basis points and may be adjusted quarterly based on our leverage ratio or debt ratings. Base rate advances will bear interest at the base rate defined as the higher of:

  •
  the federal funds rate plus 0.50%, or

  •
  the reference rate as publicly announced by Bank of America in San Francisco plus a margin equal to the applicable margin for LIBOR loans in effect from time to time minus 1.25%. Competitive bid Loans shall bear interest either on an absolute rate bid basis or on the basis of a spread above or below LIBOR. The maximum applicable margin for LIBOR loans is 1.75% under the 364-day revolver and the five-year revolver plus or minus pre-determined discounts based on our leverage ratios.

    We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. We have borrowed under the program for varying periods during 2000 and 1999. At December 31, 2000, $54 million was outstanding under the commercial paper program. At December 31, 1999, no amounts were outstanding under the commercial paper program. Interest under the program is at market rates, for varying periods.

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

    Our indebtedness contains certain customary affirmative and negative covenants and also contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency and cross defaults to other material indebtedness. The credit facilities contain financial covenants that require a maximum leverage ratio (total debt to EBITDA) of 4.75 to 1.00 and a minimum interest coverage ratio (EBITDA to interest expense) of 2.50 to 1.00 at December 31, 2000. The maximum leverage ratio is reduced to 4.50 to 1.00 after December 31, 2000. The minimum interest coverage ratio increases to 2.75 to 1.00 on September 30, 2001 and to 3.00 to 1.00 at June 30, 2002. At December 31, 2000, we were in compliance with all debt covenants.

    In January 1999, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration will be determined by market conditions at the time of issuance. In November 1999, $400 million of 8.5% senior notes were issued and in September 2000, $400 million of 8.875% senior subordinated notes were issued under this shelf registration statement. Availability under the shelf registration statement at December 31, 2000 was approximately $200 million.

    Over the past two years, our Board of Directors approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through December 31, 2000, we repurchased a total of 15.9 million shares of our common stock at an average price of $11.60 resulting in 24.1 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position.

Regulation and Taxes

    The gaming industry is highly regulated and we must adhere to various regulations and maintain our licenses to continue our operations. The ownership, management, and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, rules, and regulations, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, rules, and regulations vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability, and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations.

    The gaming industry provides a significant source of tax revenue for the states, counties, and municipalities in which we operate. Occasionally, proposals are made by federal and state legislators to amend tax laws affecting the gaming industry. Changes in such laws, if any, could have a material effect on our results of operations.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also requires that changes in the fair value of derivative instruments be recognized currently in earnings in the income statement unless specific hedge accounting criteria are met.

    We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on our financial condition or on our results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable-rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our bank credit facilities and commercial paper program and our long-term fixed-rate debt. We have not invested in derivative-based financial instruments.

Item 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Park Place Entertainment Corporation:

    We have audited the accompanying consolidated balance sheet of Park Place Entertainment Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2000 listed in the index at Item 14(a)(1). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
January 23, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Park Place Entertainment Corporation:

    We have audited the accompanying consolidated balance sheet of Park Place Entertainment Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Place Entertainment Corporation and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2 of notes to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for pre-opening expenses.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(1) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements as of and for the years ended December 31, 1999 and 1998, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as of and for the years ended December 31, 1999 and 1998, taken as a whole.

                      ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 22, 2000

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2000	1999
Assets
Cash and equivalents	$321	$346
Accounts receivable, net	253	287
Inventories, prepaids, and other	148	162
Income taxes receivable	31	—
Deferred income taxes	94	98

Total current assets	847	893
Investments	250	282
Property and equipment, net	7,805	7,873
Goodwill, net of accumulated amortization of $152 million and $102 million	1,843	1,913
Other assets	250	190

Total assets	$10,995	$11,151

Liabilities and stockholders' equity
Accounts payable	$41	$60
Construction payable	29	43
Current maturities of long-term debt	1	8
Income taxes payable	—	14
Accrued expenses	606	608

Total current liabilities	677	733
Long-term debt, net of current maturities	5,397	5,616
Deferred income taxes, net	1,044	980
Other liabilities	93	82

Total liabilities	7,211	7,411

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 313.5 million and 306.8 million shares issued at December 31, 2000 and 1999, respectively	3	3
Additional paid-in capital	3,702	3,635
Retained earnings	279	136
Accumulated other comprehensive income (loss)	(15)	(5)
Common stock in treasury, at cost, 15.9 million shares and 3.1 million shares, respectively	(185)	(29)

Total stockholders' equity	3,784	3,740

Total liabilities and stockholders' equity	$10,995	$11,151

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Years Ended December 31,
	2000	1999	1998
Revenues
Casino	$3,480	$2,269	$1,587
Rooms	568	392	306
Food and beverage	460	287	230
Other revenue	388	228	182

	4,896	3,176	2,305

Expenses
Casino	1,874	1,200	845
Rooms	186	142	112
Food and beverage	414	268	230
Other expense	1,133	752	539
Depreciation and amortization	496	306	225
Pre-opening expense	3	47	—
Impairment losses and other, net	45	26	29
Corporate expense	49	36	23

	4,200	2,777	2,003

Operating income	696	399	302
Interest and dividend income	21	11	21
Interest expense	(441)	(146)	(87)
Interest expense, net from unconsolidated affiliates	(11)	(11)	(13)

Income before income taxes, minority interest and cumulative effect of accounting change	265	253	223
Provision for income taxes	121	113	111
Minority interest, net	1	2	3

Income before cumulative effect of accounting change	143	138	109
Cumulative effect of accounting change, net of tax	—	(2)	—

Net income	$143	$136	$109

Basic earnings per share
Income before cumulative effect of accounting change	$0.48	$0.46
Cumulative effect of accounting change	—	(0.01)

Net income per share	$0.48	$0.45

Diluted earnings per share
Income before cumulative effect of accounting change	$0.46	$0.45
Cumulative effect of accounting change	—	(0.01)

Net income per share	$0.46	$0.44

Basic earnings per share—pro forma			$0.42

Diluted earnings per share—pro forma			$0.42

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Hilton Investment	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 1997	$3,381	$—	$—	$—	$—	$—	$3,381
Net income	109	—	—	—	—	—	109
Intercompany activity with Hilton	(152)	—	—	—	—	—	(152)
Spin-off of the Company	(3,338)	3	3,343	—	(8)	—	—
Acquisition of Grand Casinos, Inc.	—	—	270	—	—	—	270

Balance, December 31, 1998	—	3	3,613	—	(8)	—	3,608
Net income	—	—	—	136	—	—	136
Currency translation adjustment	—	—	—	—	3	—	3

Comprehensive income							139
Options exercised (including tax benefits)	—	—	26	—	—	—	26
Treasury stock acquired	—	—	—	—	—	(29)	(29)
Adjustment to spin-off of the Company	—	—	(4)	—	—	—	(4)

Balance, December 31, 1999	—	3	3,635	136	(5)	(29)	3,740
Net income	—	—	—	143	—	—	143
Currency translation adjustment	—	—	—	—	(10)	—	(10)

Comprehensive income							133
Options exercised (including tax benefits)	—	—	59	—	—	—	59
Treasury stock acquired	—	—	—	—	—	(156)	(156)
Adjustment to spin-off of the Company	—	—	8	—	—	—	8

Balance, December 31, 2000	$—	$3	$3,702	$279	$(15)	$(185)	$3,784

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2000	1999	1998
Operating activities
Net income	$143	$136	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496	306	225
Pre-opening expense	3	47	—
Impairment losses and other, net	37	26	16
Amortization of debt issue costs	10	6	2
Change in working capital components:
Accounts receivable	35	(50)	36
Inventories, prepaids, and other	4	(16)	(30)
Accounts payable and accrued expenses	(7)	54	(18)
Income taxes payable/receivable	(45)	13	(1)
Change in deferred income taxes	73	3	35
Distributions from equity investments in excess of (less than) earnings	20	3	(12)
Other	(17)	(9)	(44)

Net cash provided by operating activities	752	519	318

Investing activities
Capital expenditures	(468)	(653)	(608)
Pre-opening expense	(3)	(47)	—
Change in temporary investments	—	—	36
Acquisitions, net of cash acquired	—	(2,920)	(15)
Other	36	10	3

Net cash used in investing activities	(435)	(3,610)	(584)

Financing activities
Change in credit facilities and commercial paper	(1,114)	3,078	810
Payments on debt	(12)	(631)	(9)
Proceeds from issuance of notes	900	694	—
Payments to Hilton	—	(71)	(352)
Purchases of treasury stock	(156)	(29)	—
Proceeds from exercise of stock options	48	26	—
Other	(8)	(12)	—

Net cash provided by (used in) financing activities	(342)	3,055	449

Increase (decrease) in cash and equivalents	(25)	(36)	183
Cash and equivalents at beginning of year	346	382	199

Cash and equivalents at end of year	$321	$346	$382

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$392	$120	$81

Income taxes, net of refunds	$70	$87	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Organization

    Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. On December 31, 1998, Hilton Hotels Corporation ("Hilton") completed the transfer of the operations, assets and liabilities of its gaming business to the Company. The stock of the Company was distributed to Hilton's shareholders tax-free on a one-for-one basis. Also on December 31, 1998, immediately following the Hilton distribution, the Company acquired, by means of a merger, the Mississippi gaming business of Grand Casinos, Inc. ("Grand") which includes the Grand Casino Biloxi, Grand Casino Gulfport, and Grand Casino Tunica properties, in exchange for the assumption of debt and the issuance of Company common stock on a one-for-one basis. On December 29, 1999, the Company acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc. for cash.

    The Company is primarily engaged in the ownership, operation and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates a total of twenty-eight casinos, including seventeen wholly owned casino hotels located in the United States; of which nine are located in Nevada; three are located in Atlantic City, New Jersey; and five are located in Mississippi. The Company has a 49.9 percent owned and managed riverboat casino in New Orleans and an 82 percent interest in a joint venture, which owns a riverboat casino in Harrison County, Indiana. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa, and has an interest in two casinos on cruise ships. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, its subsidiaries and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated.

    The accompanying consolidated financial statements include the revenues, expenses, and cash flows of Hilton's gaming business on a stand-alone basis including an allocation of corporate expenses relating to the Park Place entities for the year ended December 31, 1998.

Cash and Equivalents

    Cash and equivalents include investments with initial maturities of three months or less.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of short-term investments and receivables.

    The Company extends credit to certain casino customers following an evaluation of the creditworthiness of the individual. The Company maintains an allowance for doubtful accounts to reduce the casino receivables to their estimated collectible amount. As of December 31, 2000, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

Currency Translation

    Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Income accounts are translated at the average of exchange rates during the year. Gains and losses, net of applicable deferred income taxes, are reflected in stockholders' equity. Gains and losses from foreign currency transactions are included in the statement of income.

Inventories

    Inventories, prepaids, and other at December 31, 2000 and 1999, include inventories of $50 million and $58 million, respectively. Inventories are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

Property and Equipment

    Property and equipment are stated at cost. Interest incurred during construction of facilities or expansions is capitalized at the Company's weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalization is ceased when a project is substantially completed or construction activities are no longer underway. Interest capitalized for the years ended December 31, 2000, 1999, and 1998 was $7 million, $37 million, and $25 million, respectively. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the statement of income.

    Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and riverboats and three to ten years for furniture and equipment.

    The carrying values of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized in the statement of income.

Goodwill

    The excess of the purchase price over the fair value of net assets of businesses acquired (goodwill) is amortized using the straight-line method over 40 years. When events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, the Company measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors.

Unamortized Debt Issue Costs

    Debt discount and issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the straight line method which approximates the effective interest method.

Casino Revenue and Promotional Allowances

    Casino revenue is the aggregate of gaming wins and losses. The revenue components presented in the consolidated financial statements exclude the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. The estimated cost of providing these promotional allowances, primarily classified as casino expenses through interdepartmental allocations, is as follows:

	2000	1998	1999
	(in millions)
Rooms	$71	$43	$32
Food and beverage	259	159	96
Other	27	17	12

Total cost of promotional allowances	$357	$219	$140

Pre-Opening Expense

    Pre-opening expense includes operating expenses and incremental salaries and wages directly related to a facility or project during its construction.

    In the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The provisions of SOP 98-5 require that the Company expense costs of start-up activities (pre-opening, pre-operating, and organizational costs) as those costs are incurred and required the write-off of any unamortized balances upon implementation. Adoption of the SOP resulted in an expense of approximately $2 million, net of tax, which has been accounted for as a cumulative effect of accounting change. The Company incurred $47 million of pre-opening expense in 1999, primarily related to Paris Las Vegas. The Company incurred $3 million of pre-opening expense in 2000.

Earnings Per Share ("EPS")

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share (EPS) is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the years ended December 31, 2000 and 1999 was 301 million and 303 million, respectively. Diluted EPS reflects the effect of potential common stock, which consists solely of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 7 million and 6 million for the years ended December 31, 2000 and 1999, respectively.

    For the year ended December 31, 1998, pro forma earnings per share is calculated using weighted-average number of common shares outstanding of 261 million. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 2 million for the year ended December 31, 1998.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

    The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 2000. These classifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 also requires that changes in the fair value of derivative instruments be recognized currently in earnings in the income statement unless specific hedge accounting criteria are met.

    The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial condition of the Company or on its results of operations.

Note 3. Acquisitions

Caesars Acquisition

    Effective December 29, 1999, the Company acquired Caesars pursuant to an agreement dated April 27, 1999. Aggregate consideration consisted of approximately $3.0 billion in cash. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. A total of approximately $620 million, representing the excess of acquisition cost over the estimated fair value of Caesars tangible net assets, was allocated to goodwill and is being amortized over 40 years.

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

Unaudited Pro Forma Information

    The following unaudited pro forma information has been prepared assuming that these acquisitions had taken place at the beginning of the respective periods. This pro forma information does not purport to be indicative of future results or what would have occurred had these acquisitions been made as of such dates. For the year ended December 31, 1998, the amounts reflect Park Place results combined with Grand and Caesars on a pro forma basis. For the year ended December 31, 1999, actual Park Place results (including Grand) are combined with Caesars on a pro forma basis.

	1999	1998
	(unaudited)
	(in millions, except per share amounts)
Revenue	$4,604	$4,156
Operating income	555	469
Net income	62	29
Basic EPS	0.20	0.10
Diluted EPS	0.20	0.09

Note 4. Accounts Receivable

    Accounts receivable at December 31, 2000 and 1999 are as follows:

	2000	1999
	(in millions)
Casino accounts receivable	$272	$285
Less allowance for doubtful accounts	(83)	(84)

	189	201
Other accounts receivable, net	64	86

Total	$253	$287

    The provision for estimated uncollectible receivables is included in casino expenses in the amount of $117 million in 2000, $53 million in 1999, and $37 million in 1998.

Note 5. Investments

    Investments in and notes from affiliates at December 31, 2000 and 1999 are as follows:

	2000	1999
	(in millions)
Equity investments
Casino hotels	$140	$181
Notes receivable	50	56
Other	60	45

Total	$250	$282

Note 6. Property and Equipment

    Property and equipment at December 31, 2000 and 1999 are as follows:

	2000	1999
	(in millions)
Land	$1,704	$1,695
Buildings, riverboats and leasehold improvements	5,758	5,576
Furniture and equipment	1,236	1,123
Property held for sale	—	19
Construction in progress	107	122

	8,805	8,535
Less accumulated depreciation and amortization	(1,000)	(662)

Total	$7,805	$7,873

Note 7. Accrued Expenses

    Accrued expenses at December 31, 2000 and 1999 are as follows:

	2000	1999
	(in millions)
Compensation and benefits	$182	$147
Customer deposits	47	65
Outstanding casino chip liability	44	45
Gaming and property taxes	53	45
Interest	72	32
Other	208	274

Total	$606	$608

Note 8. Debt

    Long-term debt at December 31, 2000 and 1999 consists of the following:

	2000	1999
	(in millions)
Credit facilities	$2,720	$3,888
Commercial paper	54	—
7.0% Senior Notes, due 2004	325	325
7.375% Senior Notes, due 2002, net of unamortized discount of $1 million	299	299
7.95% Senior Notes, due 2003, net of unamortized discount of $1 million and $2 million, respectively	299	298
8.5% Senior Notes, due 2006, net of unamortized discount of $3 million and $4 million, respectively	397	396
7.875% Senior Subordinated Notes, due 2005	400	400
9.375% Senior Subordinated Notes, due 2007	500	—
8.875% Senior Subordinated Notes, due 2008	400	—
Other	4	18

	5,398	5,624
Less current maturities	(1)	(8)

Net long-term debt	$5,397	$5,616

    Debt maturities during the next five years are as follows:

(in millions)
2001	$1
2002	300
2003	3,073
2004	325
2005	400
Thereafter	1,299

$5,398

    In August 2000, the Company modified its existing bank credit facilities. The existing $1.0 billion 364-day facility was eliminated. The existing $2.0 billion 364-day revolving credit facility was renewed for $1.9 billion for an additional 364-day period. The existing $1.5 billion multi-year facility, which expires December 31, 2003, was increased to $2.0 billion for the remaining term. At December 31, 2000, the total aggregate commitment under the credit facilities was $3.9 billion with approximately $1.1 billion available.

    Borrowings under the credit facilities bear interest at a floating rate and may be obtained at the Company's option as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. LIBOR advances bear interest at LIBOR plus 112.5 basis points and may be adjusted quarterly based on the Company's leverage ratio or debt ratings. Base rate advances will bear interest at the base rate (defined as the higher of: (1) the federal funds rate plus 0.50%, or (2) the reference rate as publicly announced by Bank of America in San Francisco) plus a margin equal to the applicable margin for LIBOR loans in effect from time to time minus 1.25%. Competitive bid loans bear interest either on an absolute rate bid basis or on the basis of a spread above or below LIBOR. The maximum applicable margin for LIBOR loans is 1.75% under the 364-day revolver and the five-year revolver plus or minus pre-determined discounts based on the Company's leverage ratios. The weighted-average interest rate on these facilities was 8.09% at December 31, 2000.

    The Company has established a $1.0 billion commercial paper program. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its credit facilities. The Company has borrowed under the program for varying periods during 2000 and 1999. At December 31, 2000, $54 million was outstanding under the commercial paper program and the weighted-average interest rate was 7.40%.

    In 1998, Park Place and Hilton agreed to an allocation of pre-distribution debt balances and entered into a debt assumption agreement. Pursuant to the debt assumption agreement, Park Place assumed and agreed to pay 100 percent of the amount of each payment required to be made by Hilton under the terms of the indentures governing Hilton's $300 million aggregate principal amount of 7.375% senior notes due 2002 and its $325 million aggregate principal amount of 7.0% senior notes due 2004. In the event of an increase in the interest rate on these Notes pursuant to their terms as a result of certain actions taken by Hilton, and certain other limited circumstances, Hilton will be required to reimburse Park Place for any such increase. Hilton is obligated to make any payment Park Place fails to make, and in such event Park Place shall pay to Hilton the amount of such payment together with interest, at the rate per annum borne by the applicable notes plus 2% per annum, to the date of such reimbursement.

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

    The Company's indebtedness contains covenants including maintenance of various debt ratios. As of December 31, 2000, the Company was in compliance with these covenants.

    The estimated fair value of long-term debt (including current maturities) at December 31, 2000 and 1999 was $5,424 million and $5,582 million, respectively. The fair values are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Note 9. Income Taxes

    The provisions for income taxes for the three years ended December 31 are as follows:

	2000	1999	1998
	(in millions)
Current
Federal	$23	$99	$74
State, foreign and local	30	15	20

	53	114	94
Deferred	68	(1)	17

Total	$121	$113	$111

    No income taxes were paid by the Company in 1998 as these payments were the responsibility of Hilton.

    The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows:

	2000	1999
	(in millions)
Deferred tax assets
Accrued expenses	$62	$81
Insurance and other reserves	47	24
Benefit plans	17	13
Pre-opening expense	7	19
Foreign tax credit carryovers (expire beginning in 2001)	46	30
Capital loss carryover (expires in 2002)	21	23
Other	48	57

	248	247
Valuation allowance	(36)	(36)

	212	211

Deferred tax liabilities
Fixed assets, primarily depreciation	(1,029)	(995)
Other	(133)	(98)

	(1,162)	(1,093)

Net deferred tax liability	$(950)	$(882)

    A reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

	2000	1999	1998
Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.4	1.8	3.4
Goodwill amortization	6.6	4.7	5.2
Distribution costs	—	—	1.2
Other	0.7	3.2	5.0

Effective tax rate	45.7%	44.7%	49.8%

Note 10. Stockholders' Equity

    Four hundred million shares of common stock with a par value of $0.01 per share are authorized. As of December 31, 2000, 313.5 million shares were issued and 297.6 million shares were outstanding. As of December 31, 1999, 306.8 million shares were issued and 303.7 million were outstanding. One hundred million shares of preferred stock with a par value of $0.01 per share are authorized, of which no amounts have been issued.

    Over the past two years, the Board of Directors approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through December 31, 2000, the Company repurchased a total of 15.9 million shares of its common stock at an average price of $11.60 resulting in 24.1 million shares remaining available under the stock repurchase program.

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

Note 11. Stock Options

    At December 31, 2000 and 1999, 45.6 million shares and 45.1 million shares, respectively, of common stock were reserved for the exercise of options under the Company's Stock Incentive Plans. Options may be granted to salaried officers, directors, and other key employees of the Company to purchase common stock at not less than the fair market value at the date of grant. Generally, options may be exercised in installments commencing one year after the date of grant. The Stock Incentive Plans also permit the granting of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 2000.

    The following table summarizes information for the stock option plans for the years ended December 31, 2000 and 1999:

	2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	35,773,113	$8.27	32,810,464	$8.24
Granted	4,637,400	11.77	6,938,660	7.92
Exercised	(6,424,211)	7.07	(3,341,807)	7.00
Cancelled	(608,002)	9.45	(634,204)	9.34

Outstanding at end of year	33,378,300	8.97	35,773,113	8.27

Options exercisable at end of year	22,460,785	$8.58	19,248,145	$8.17
Options available at end of year	2,455,682		5,950,080

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

    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Price	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.47 - $ 6.50	11,272,045	7.45	$6.36	7,263,795	$6.31
6.56 - 9.66	8,497,132	4.27	8.39	7,970,729	8.36
9.67 - 12.44	10,307,523	6.06	11.01	5,181,261	10.42
12.63 - 14.44	3,301,600	6.18	12.93	2,045,000	12.88

$ 3.47 - $14.44	33,378,300	6.08	$8.97	22,460,785	$8.58

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

	2000	1999	1998
	(in millions, except per share amounts)
Net income
As reported	$143	$136	$109
Pro forma	114	111	92
Basic EPS
As reported	$0.48	$0.45	$0.42
Pro forma	0.38	0.37	0.35
Diluted EPS
As reported	$0.46	$0.44	$0.42
Pro forma	0.37	0.36	0.35

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of zero percent for each of the three years; expected volatility of 40, 40 and 34 percent; risk-free interest rates of 6.45, 5.30 and 5.51 percent and expected life of six years for each of the options granted. As a result of the distribution, the fair values of the Hilton options were adjusted and prior periods were restated based on the relative values of Hilton and Park Place common stock at December 31, 1998. The weighted-average grant date fair value of options granted by Park Place was $5.82 for 2000 and $3.30 for 1999.

Note 12. Employee Pension and Savings Plans

    A significant number of the Company's employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed and charged to expense $22 million, $13 million and $12 million in 2000, 1999, and 1998, respectively, for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share, if any, of unfunded vested benefits.

    The Company and its subsidiaries also sponsor several defined contribution plans (401(k) savings plans). These plans allow for pretax and after tax employee contributions and employer matching contributions. Such amounts contributed to the plans are invested at the participants' direction. The Company's matching contribution expense for such plans was $19 million in 2000, $11 million in 1999, and $9 million in 1998.

    The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 50 percent of the employee contribution, subject to a maximum Company contribution of five percent of an employee's annual compensation. These deferrals are in addition to those allowed in the Company's 401(k) plans.

    The Company adopted an Employee Stock Purchase Plan by which the Company is authorized to issue up to five million shares of common stock to its full-time employees. Under the terms of the Plan, employees can elect to have a percentage of their earnings withheld to purchase the Company's common stock at 95 percent of the lower of the market price on the first day of the purchase period or the last day of the purchase period.

Note 13. Leases

    The Company and its subsidiaries lease both real estate and equipment used in operations, which are classified as operating leases. Rental costs relating to operating leases and charged to expense were approximately $41 million in 2000, $30 million in 1999, and $7 million in 1998, including contingent rental payments of $21 million in 2000, $17 million in 1999, and $3 million in 1998.

    The following is a schedule of future minimum lease commitments under noncancellable operating leases as of December 31, 2000 (in millions):

2001	$18
2002	15
2003	15
2004	11
2005	8
Thereafter	20

Total minimum lease payments	$87

    The Company leases the land and building for the Caesars Tahoe facility. This lease expires in 2004 and is renewable for two additional 25-year periods. The lease provides for a minimum rental payment of $3.1 million for the period from August 1, 2000 to July 31, 2001, increasing by approximately $0.1 million per year on August 1, 2001 and in each subsequent year, and for percentage rent of 20 percent of the casino/hotel's net profit (as therein defined).

    The Company has also entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The lease for land adjacent to the Grand Casino Gulfport is for the period from July 1, 1997, through June 30, 2002, and contains renewal options totaling 40 years. The Company is required to make annual rental payments of $0.9 million subject to adjustment as defined, plus 5 percent of gross annual gaming revenues in excess of $25 million and 3 percent of all non-gaming revenues. The lessor of the Grand Casino Gulfport site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises, as defined.

    The lease for land adjacent to the Grand Casino Biloxi has an initial term of 99 years and provides for rental payments of 5 percent of casino revenues (as defined therein) with a minimum payment of $2.5 million per year. Park Place can cancel the lease by making a payment equal to six months of lease payments. The Company also entered into a 15-year lease for submerged land adjacent to the

Grand Casino Biloxi with an option to extend the lease for five years after the expiration of the initial 15-year term in 2008. The lease provides for annual rental payments of $0.9 million for the next three years, and subsequent increases as defined in the agreement.

    The lease for land adjacent to the Grand Casino Tunica provides for annual rental payments of $3.3 million in 2001, subject to adjustment as defined in each subsequent year. The initial term of the lease was for six years beginning in 1993 with nine six-year renewal options, for a total of 60 years.

Note 14. Impairment Losses and Other

    In conjunction with the spin-off from Hilton in December 1998, the Company entered into a disposition agreement with Hilton with respect to the Flamingo Hilton Riverboat Casino located in Kansas City, Missouri. This asset was not part of the tax-free spin-off transaction at December 31, 1998 due to lack of regulatory approvals. However, the agreement provided for the Company to receive the equivalent economic value of this asset upon sale or other disposition. In June 2000, Hilton sold this asset to a third party. As a result of this sale and in accordance with the disposition agreement, the Company recognized a pretax gain of $18 million in 2000.

    In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to an unrelated third party, subject to regulatory approvals. The Company was to receive $300 million for the property, building, and equipment plus an amount for net working capital (excluding certain gaming customer receivables to be retained by Park Place). In connection with this planned disposition, the Company recognized a pretax non-cash impairment loss of $55 million in 2000. By November 2000, all regulatory approvals related to the transaction had been received. In January 2001, the purchaser did not complete the transaction and failed to further extend the closing date to February, thereby breaching the terms of the agreement. Legal actions regarding the failed transaction and the $20 million in letter of credit and escrow funds have been filed by the Company and the purchaser (see Note 15 for further discussion). The Company has ceased efforts to sell the Las Vegas Hilton and will continue to operate it in the normal course.

    In connection with the purchase of Bally by Hilton in 1996 and the subsequent spin-off, Park Place obtained the rights to the "Bally" trademarks. In October 2000, the Company recognized a pretax gain of $7 million in connection with the sale of certain trademark rights associated with the Bally name.

    In October 2000, Arthur M. Goldberg, the Company's President and CEO unexpectedly passed away. In fulfillment of this executive's employment contract, the Company recognized a pretax charge of approximately $15 million for salary commitments and certain life insurance benefits.

    In December 1999, the Company entered into a definitive agreement to sell the Flamingo Reno for approximately $20 million in cash. In connection with this agreement, the Company recognized an impairment loss of $26 million in 1999. In July 2000, the Company announced that the sales agreement had been cancelled. In 1998, the Company recorded a $16 million impairment loss related to certain riverboat assets as well as $13 million in transaction costs associated with the distribution from Hilton and the merger with Grand.

Note 15. Commitments and Contingencies

New Projects

Saint Regis Mohawk Nation

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

    The Company has entered into a definitive agreement to acquire approximately 50 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $250,000, with an option to purchase the remaining 1,400 acres for $65 million. A portion of the site will be transferred in trust to the Saint Regis Mohawk Nation subject to approval of the Bureau of Indian Affairs ("BIA").

    All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Nation and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards.

    On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in the Saint Regis Mohawk Tribal Court in Hogansburg, New York against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York, and further seeks an award of $12 billion in damages. The Company believes that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that the Company believes has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the Park Place action on the grounds that the Court lacked jurisdiction. In October 2000, the Company appealed the judgment to the United States Court of Appeals for the Second Circuit.

    On June 6, 2000, President R.C.—St. Regis Management Company and its principal, Ivan Kaufman, filed an action in the Supreme Court of the State of New York, County of Nassau, against Park Place and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, Park Place, and the Saint Regis Mohawk Tribe concerning the Tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plaintiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants.

    On November 13, 2000, Catskill Development, LLC, Mohawk Management LLC and Monticello Raceway Development Company LLC (collectively, "Catskill Development") filed an action against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as an Indian gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages.

    In 2001, Native American Management Corporation, Anderson-Blake Construction Company and Gary Alan Melius filed a summons with notice, which commenced an action against the Company, one of its executives and the estate of its former CEO in the Supreme Court of the State of New York, County of Nassau. The action seeks compensatory and punitive damages in the amount of approximately $227 million and alleges breach of contract, defamation, breach of the covenant of good faith and fair dealing and RICO violations arising out of the Company's agreement with the Saint Regis Mohawk Tribe. Plaintiffs have not yet filed a complaint fully describing their claims.

Claridge Hotel

    In August 2000, Park Place submitted a letter of intent to purchase the Claridge Casino Hotel in Atlantic City, which is currently in bankruptcy. In November 2000, Claridge submitted its reorganization plan supporting a purchase by Park Place for $65 million. In January 2001, New Jersey gaming regulators voted unanimously to allow Park Place to purchase the Claridge. This acquisition plan is currently under consideration by the bankruptcy court.

Litigation

    Park Place and its subsidiaries are involved in various legal proceedings relating to routine matters of its business. The Company is also party to legal proceedings relating to the Bally and Hilton gaming businesses assumed during the spin-off and the Grand and Caesars gaming businesses that it acquired in 1998 and 1999. The Company believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position.

Belle of Orleans

    The Company's wholly owned subsidiary, Bally's Louisiana, Inc., owns 49.9 percent of the Belle of Orleans, L.L.C., a limited liability company which owns and holds the riverboat gaming license to operate Bally's Casino Lakeshore Resort. Metro Riverboat Associates, Inc. owns the remaining 50.1 percent interest in the Belle. Bally's Louisiana and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, and the Belle entered into a management agreement providing for Bally's Louisiana to manage the casino. The parties are involved in numerous lawsuits, appeals and administrative hearings regarding their rights and obligations under those agreements. Cases are pending between the parties in the Civil District Court for the Parish of Orleans, the Nineteenth Judicial District Court for the Parish of East Baton Rouge, the Louisiana First and Fourth Circuit Courts of Appeal, the Louisiana Supreme Court, and the U.S. District Court for the Eastern District of Louisiana. Metro's claims involve assignments of the management agreements by previous wholly owned Bally's entities to Bally's Louisiana, as well as the effects of Hilton's merger with Bally Entertainment Corporation in 1996, and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998. Metro asserts that Bally's Louisiana is not entitled to manage the casino. Metro is seeking injunctive relief and unspecified damages.

    Metro has also filed an action in the United States District Court for the Eastern District of Louisiana against certain of Park Place's officers and directors and Bally's Louisiana. The lawsuit alleges civil racketeering and conspiracy activities among the named defendants and members of the Louisiana state judiciary, the Louisiana Gaming Control Board, the Louisiana state police, and the Louisiana Attorney General's office.

Bally Merger Litigation

    A purported class action against Bally Entertainment Corporation, its directors and Hilton Hotels Corporation was commenced on September 4, 1996, under the caption Parnes v. Bally Entertainment Corporation, et al. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleged that certain payments received by Arthur M. Goldberg in connection with the merger of Bally into Hilton in December 1996 involved breaches of fiduciary duty which denied other Bally shareholders an opportunity to sell their shares at the best possible price. The plaintiff sought injunctive relief enjoining the Bally-Hilton merger, disgorgement of profits, and unspecified damages. After a trial on the merits, the Court of Chancery of the State of Delaware dismissed all the plaintiff's claims, holding that the Company acted in full compliance with its fiduciary obligations.

Slot Machine Litigation

    On April 26, 1994, William H. Poulos brought a class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc. et al., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida—William Ahearn, et al. v. Caesars World, Inc. et al.—alleging substantially the same allegations against 48 defendants, including Park Place. On September 26, 1995, a third action was filed against 45 defendants, including Park Place, in the U.S. District Court for the District of Nevada—Larry Schreier, et al. v. Caesars World, Inc. et al. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al.

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

Las Vegas Hilton

    In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton. The purchaser, Las Vegas Convention Hotel, LLC failed to complete the transaction on the date set for closing. The Company has filed (1) a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract, and (2) a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants have filed an action in the same court against the Company, alleging breach of contract and seeking non-specific damages.

Flixcorp Litigation

    Bally Data Systems, Inc. and Bally Entertainment Inc. are defendants in an action entitled Flixcorp of America, Ltd. v. Bally Data Systems, et al., filed in the Circuit Court of Cook County, Illinois in 1987. The litigation involves a breach of contract claim arising out of a purported agreement to develop and manufacture videotape dispensing machines. Plaintiffs allege $167 million in damages, while the companies strongly dispute both liability and damages.

Grand Casinos

    The parties in the following securities actions have reached a consolidated settlement. The settlement will involve the dismissal with prejudice of each of the three cases in consideration of payment by Lakes Gaming (on behalf of Grand Casinos under the indemnification agreement) of $9 million to the Grand Casino shareholders and $9 million to the Stratosphere shareholders. The settlement agreements are subject to final approval by each of the respective courts:

  Grand Securities Litigation

    Grand and certain of Grand's current and former officers and directors are defendants in In Re Grand Casinos Inc. Securities Litigation filed on September 9, 1996 in the United States District Court in Minnesota. This action arose out of Grand's involvement in the Stratosphere project in which Grand was a dominant shareholder. The plaintiffs in the action, who are current or former Grand shareholders, alleged securities fraud, insider trading and the making of false statements concerning the Stratosphere project.

  Stratosphere Securities Litigation

    Grand and certain persons who are indemnified by Grand, including certain former and current Grand officers and directors, are defendants in two legal actions filed on August 5, 1996 in the United States District Court, District of Nevada (Michael Ceasar v. Stratosphere Corporation et. al.) and on August 16, 1996 in the District Court, Clark County, Nevada (Opitz et. al. v. Stratosphere Corporation et. al.). These actions arose out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project in Las Vegas, Nevada. The state court action was stayed pending resolution of the federal court action. The plaintiffs in the actions, who are present or former shareholders of Stratosphere Corporation, seek unspecified damages for allegations that the defendants concealed material information and made false positive statements about the Stratosphere, which caused the value of the Stratosphere stock to be inflated.

Stratosphere Stand-By Equity Commitment

    Grand is a defendant in Stratosphere Litigation, L.L.C. v. Grand Casinos, Inc. a Minnesota Corporation, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment is the subject of litigation in the U.S. District Court as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. The case is currently being briefed and will be taken under advisement by the District Court pending a decision.

Indemnification of Park Place by Lakes Gaming, Inc.

    The above lawsuits to which Grand Casinos, Inc. and its subsidiaries are parties arose out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Grand, and Grand is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger). If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

    As security to support Lakes' indemnification obligations to Grand, Lakes agreed to irrevocably deposit, in trust for the benefit of Grand, a total sum of $30 million. The trust was to be funded with four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. The first annual installment payment was made in December 1999. Lakes refused to make the second installment, due on December 31, 2000, and the Company intends to pursue its legal remedies against Lakes for failure to fulfill this obligation.

Note 16. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(dollars in millions, except per share amounts)
Year Ended December 31, 2000
Revenues	$1,231	$1,248	$1,279	$1,138	$4,896
Operating income	197	167	222	110	696
Net income (loss)	52	31	67	(7)	143
Basic EPS(1)	0.17	0.10	0.22	(0.02)	0.48
Diluted EPS(1)	0.17	0.10	0.22	(0.02)	0.46
Year Ended December 31, 1999
Revenues	$748	$739	$839	$850	$3,176
Operating income	119	101	100	79	399
Net income	45	40	34	17	136
Basic EPS(1)	0.15	0.13	0.11	0.06	0.45
Diluted EPS(1)	0.15	0.13	0.11	0.05	0.44
Year Ended December 31, 1998
Revenues	$575	$574	$591	$565	$2,305
Operating income	92	95	92	23	302
Net income (loss)	39	41	38	(9)	109
Basic EPS—pro forma(1)	0.15	0.16	0.15	(0.03)	0.42
Diluted EPS—pro forma(1)	0.15	0.16	0.15	(0.03)	0.42

(1)
The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective March 24, 2000, the Company dismissed Arthur Andersen LLP ("AA"). The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

    The reports of AA on the Company's consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the two most recent fiscal years and the interim periods subsequent to December 31, 1999 through March 24, 2000, there were no disputes between the Company and AA as to matters of accounting principles or practices, financial statement disclosures, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of AA, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods. AA has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of this letter was included as an exhibit to the Report on Form 8-K filed with the Commission in March 2000.

    The Company has engaged the firm of Deloitte & Touche LLP as independent accountants for the Company's fiscal year ending December 31, 2000 to replace AA. The Company's Board of Directors approved the selection of Deloitte & Touche LLP as independent accountants upon recommendation of the Company's Audit Committee.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

    We incorporate by reference the information appearing under "Directors and Executive Officers" in our definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 2000 and forwarded to stockholders prior to the Company's 2001 Annual Meeting of Stockholders (the Proxy Statement).

Item 11. EXECUTIVE COMPENSATION

    We incorporate by reference the information appearing under "Executive Compensation" in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We incorporate by reference the information appearing under "Security Ownership of Directors and Executive Officers" and "Principal Stockholders" in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate by reference the information appearing under "Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions" in the Proxy Statement.

Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statement Schedules.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions	Other		Balance at End of Period
1998
Allowance for doubtful accounts	$21	$37	$—	$25	$1(A	)	$34
1999
Allowance for doubtful accounts	34	53	—	46	43(A	)	84
2000
Allowance for doubtful accounts	84	115	5	138	17(B	)	83

(A)
Represents balances acquired during the period.
(B)
Includes recoveries during the period.

(a)(2) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, the Registrant, Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended June 30, 1998 of Hilton Hotels Corporation).
2.2	Stock Purchase Agreement dated as of April 27, 1999 by and among the Registrant and Starwood Hotels & Resorts Worldwide, Inc., ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Desert Inn Corporation and Sheraton Tunica Corporation (incorporated by reference from Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Registrant dated March 31, 1999, filed with the Commission on May 17, 1999).
2.3	Amendment No.1 dated as of December 29, 1999, to the Stock Purchase Agreement by and among the Registrant and Starwood Hotels & Resorts Worldwide, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 30, 1999).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 of the Registrant filed with the Commission on December 22, 1998).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 of the Registrant filed with the Commission on December 22, 1998).
4.1	Indenture dated as of August 2, 1999 by and among the Registrant and Norwest Bank Minnesota, N.A., with respect to $300 million aggregate principal amount of 7.95% Senior Notes due 2003 (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).
4.2	Registration Rights Agreement dated as of August 2, 1999 by and among the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc or America Securities LLC, Deutsche Bank Securities Inc., SG Cowen Securities Corporation, Scotia Capital Markets (USA) Inc., BNY Capital Markets, Inc. First Union Capital Markets Corp., PNC Capital Markets, Inc., Bear, Stearns & Co. Inc. and Norwest Investment Services, Inc. (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).
4.3	Rights Agreement dated as of December 29, 1998 by and among the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference from Exhibit 1 to the Registrant's Form 8-A filed with the Commission on December 30, 1998).
4.4	Indenture dated as of December 21, 1998 by and among the Registrant and First Union National Bank, as trustee, with respect to $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
4.5	First Supplemental Indenture dated as of December 31, 1998 by and among Hilton Hotels Corporation, BNY Western Trust Company, as Trustee, and the Registrant, to the Indenture dated as of April 15, 1997 between Hilton Hotels Corporation and BNY Western Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

4.6	Five Year Credit Agreement dated as of December 31, 1998 among the Registrant, Bank of America National Trust Association, as Administrative Agent, and NationsBanc Montgomery Securities, LLC, as Lead Arranger (incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
4.7	Amendment No. 1 to the Five Year Credit Agreement dated as of August 31, 1999 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Credit Agreement dated as of December 31, 1998, and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).
4.8	Officers' Certificate dated as of November 9, 1999 with respect to $400 million principal amount of 8.5% Senior Notes due 2006 (incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Commission on November 12, 1999).
4.9	Indenture dated as of February 22, 2000 by and among the Registrant and Norwest Bank Minnesota, N.A., with respect to $500 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to the registration Statement on Form S-4 filed with the Commission on March 22, 2000).
4.10	Amendment No. 2 to the Five Year Credit Agreement dated as of August 28, 2000 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Credit Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2000).
4.11	$1.9 Billion Short Term Credit Agreement dated as of August 28, 2000 among Park Place Entertainment Corporation, the Lenders, Documentation Agents, Co-Arrangers and Senior Managing Agents referred to therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2000).
4.12	Officers' Certificate dated as of September 12, 2000 with respect to $400 million principal amount of 8.875% Senior Subordinated Notes due 2008 (incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Commission on September 19, 2000).
10.1	Lease Agreement between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport, as lessor, and Grand Casinos, Inc., as lessee, dated as of May 20, 1992 (incorporated by reference to Exhibit 10VV to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565)).
10.2	Ground Lease between Mavar, Inc., a Mississippi Corporation, as lessor and Grand Casinos of Mississippi, Inc., a Minnesota corporation, as lessee, dated as of June 23, 1992 (incorporated by reference to Exhibit 10XX to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565)).
10.3	Fifth Lease Amendment between the State of Mississippi through its duly authorized agencies. The Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Grand Casinos of Mississippi, Inc. dated July 8, 1996 (incorporated by reference to Exhibit 10.13 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 29, 1996).

10.4	First Amendment to Ground Lease with Mavar, Inc. and Grand Casinos, Inc., dated November 9, 1992 (incorporated by reference to Exhibit 10MMM to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565)).
10.5	Application for Standard Lease of Public Trust Tidelands, dated December 7, 1992 (incorporated by reference to Exhibit 10NNN to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565)).
10.6	Second Lease Amendment with consent to Assignment between the State of Mississippi and Grand Casinos, Inc. (incorporated by reference to Exhibit 10.9 to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).
10.7	Second Amendment to Lease Agreement dated as of February 1, 1993 between Mavar, Inc. and Grand Casinos of Mississippi, Inc. Biloxi (incorporated by reference to Exhibit 10.10 to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).
10.8	Public Trust Tidelands lease dated January 28, 1993 by and between the Secretary of State of the State of Mississippi, on behalf of the State of Mississippi and Grand Casinos of Mississippi, Inc. Biloxi (incorporated by reference to Exhibit 10.11 to the Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).
10.9	Standby Equity Commitment dated March 9, 1995 by and between Grand Casinos, Inc. and Stratosphere Corporation (incorporated by reference to Exhibit 10.51 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565)).
10.10	First Amendment to Port Authority Ground Lease dated as of December 14, 1992, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos, Inc. (incorporated by reference to Exhibit 10.31 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.11	Third Amendment to Port Authority Ground Lease dated as of February 9, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.32 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.12	Fourth Amendment to Port Authority Ground Lease dated as of June 3, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.33 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.13	Fifth Amendment to Port Authority Ground Lease dated as of November 30, 1995, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.34 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.14	Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. Gulfport and CHC/GCI Gulfport Limited Partnership dated as of April 1, 1994 (incorporated by reference to Exhibit 10.35 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.15	First Amendment to Ground Sublease Agreement dated as of February 3, 1995 by and between Grand Casinos of Mississippi, Inc. Gulfport and CHC/GCI Gulfport Limited Partnership (incorporated by reference to Exhibit 10.36 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.16	Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. Biloxi and CHC/GCI Gulfport Limited Partnership dated as of September 1, 1994 (incorporated by reference to Exhibit 10.37 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.17	First Amendment to Ground Sublease Agreement dated as of February 3, 1995 by and between Grand Casinos of Mississippi, Inc. Biloxi and CHC/GCI Biloxi Limited Partnership (incorporated by reference to Exhibit 10.38 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.18	Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi Limited Partnership (incorporated by reference to Exhibit 10.39 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.19	First Amendment to Public Trust Tidelands Lease dated as of November 30, 1995 by and between the State of Mississippi and Grand Casinos Biloxi Theater, Inc. (incorporated by reference to Exhibit 10.40 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.20	Memorandum of Lease dated as of January 20, 1995 by and between the Board of Levy Commissioners for the Yazoo-Mississippi delta and BL Development Corp. (incorporated by reference to Exhibit 10.41 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.21	First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi Delta and BL Development Corp. (incorporated by reference to Exhibit 10.42 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.22	Distribution Agreement dated as of December 31, 1998 between Hilton Hotels Corporation and the Registrant (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.23	Debt Assumption Agreement dated as of December 31, 1998 between Hilton Hotels Corporation and the Registrant (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.24	Assignment and License Agreement dated as of December 31, 1998 by and between Hilton Hotels Corporation, Conrad International Royalty Corporation and the Registrant (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.25	Non-Competition Agreements dated as of December 31, 1998 by and between Lyle Berman, Thomas J. Brosig, Stanley M. Taube and the Registrant (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.26	Employment Agreement between the Registrant and Arthur M. Goldberg (incorporated by reference to Exhibit 99.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

10.27	Employment Agreement between the Registrant and Stephen F. Bollenbach (incorporated by reference to Exhibit 99.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.28	1991 Grand Casinos, Inc. Stock Option and Compensation Plan, as amended. (Incorporated by reference to Exhibit 4.3 to the Registrants Form S-8 dated January 8, 1999).
10.29	Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrants Form S-8 dated December 22, 1998).
10.30	Park Place Entertainment Corporation 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrants Form S-8 dated December 22, 1998).
10.31	Park Place Entertainment Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrants Form S-8 dated December 22, 1998).
10.32	First Amendment to Employment Agreement between the Registrant and Arthur M. Goldberg dated as of January 1, 2000 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on May 15, 2000).
10.33	Hotel Sales Agreement between LVH Corporation (a subsidiary of the Registrant) and Las Vegas Convention Hotel, LLC, dated as of July 11, 2000 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 14, 2000).
10.34	Employment Agreement between the Registrant and Thomas Gallagher dated as of October 23, 2000.
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP

(b) Reports on Form 8-K

    On October 24, 2000, the Company filed a Current Report on Form 8-K dated October 19, 2000. The Company reported under "Items 7 and 9" that its President and CEO, Arthur M. Goldberg, had unexpectedly and suddenly passed away.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION
By:	/s/ CLIVE S. CUMMIS Clive S. Cummis Executive Vice President-Law & Corporate Affairs, Secretary and Vice Chairman

Dated: March 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board	March 21, 2001
/s/ A. STEVEN CROWN A. Steven Crown	Director	March 21, 2001
/s/ BARBARA BELL COLEMAN Barbara Bell Coleman	Director	March 21, 2001
/s/ CLIVE S. CUMMIS Clive S. Cummis	Executive Vice President-Law & Corporate Affairs, Secretary and Vice Chairman	March 21, 2001
/s/ PETER ERNAUT Peter Ernaut	Director	March 21, 2001
/s/ THOMAS E. GALLAGHER Thomas E. Gallagher	President and Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2001

/s/ BARRON HILTON Barron Hilton	Director	March 21, 2001
/s/ ERIC M. HILTON Eric M. Hilton	Director	March 21, 2001
/s/ PAUL X. KELLEY Paul X. Kelley	Director	March 21, 2001
/s/ SCOTT A. LAPORTA Scott A. LaPorta	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 21, 2001
/s/ J. KENNETH LOOLOIAN J. Kenneth Looloian	Director	March 21, 2001
/s/ ROCCO J. MARANO Rocco J. Marano	Director	March 21, 2001
/s/ GILBERT L. SHELTON Gilbert L. Shelton	Director	March 21, 2001

QuickLinks

Documents Incorporated by Reference
  Item 1. BUSINESS
FORWARD-LOOKING STATEMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except par value)
CONSOLIDATED STATEMENTS OF INCOME
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (in millions)
SIGNATURES