Form 10-Q
period 2001-03-31
PARK PLACE ENTERTAINMENT CORP
filed 2001-05-15
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 1-14573

PARK PLACE ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0400631 (I.R.S. Employer Identification No.)
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 1, 2001
Common Stock, par value $0.01 per share	296,563,403

PARK PLACE ENTERTAINMENT CORPORATION
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Income Three months ended March 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
	Signatures	20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	March 31, 2001	December 31, 2000
Assets
Cash and equivalents	$290	$321
Accounts receivable, net	240	253
Inventory, prepaids, and other	150	148
Income taxes receivable	—	31
Deferred income taxes	87	94

Total current assets	767	847
Investments	272	250
Property and equipment, net	7,785	7,805
Goodwill, net of amortization of $165 million and $152 million	1,830	1,843
Other assets, net	236	250

Total assets	$10,890	$10,995

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$601	$676
Current maturities of long-term debt	1	1
Income taxes payable	31	—

Total current liabilities	633	677
Long-term debt, net of current maturities	5,319	5,397
Deferred income taxes, net	1,035	1,044
Other liabilities	90	93

Total liabilities	7,077	7,211

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 313.8 million and 313.5 million shares issued at March 31, 2001 and December 31, 2000, respectively	3	3
Additional paid-in capital	3,704	3,702
Retained earnings	324	279
Accumulated other comprehensive loss	(21)	(15)
Common stock in treasury at cost, 17.0 million and 15.9 million shares at March 31, 2001 and December 31, 2000, respectively	(197)	(185)

Total stockholders' equity	3,813	3,784

Total liabilities and stockholders' equity	$10,890	$10,995

See notes to condensed consolidated financial statements.

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2001	2000
Revenues
Casino	$832	$839
Rooms	151	145
Food and beverage	116	119
Other revenue	96	103

	1,195	1,206

Expenses
Casino	437	436
Rooms	48	47
Food and beverage	102	102
Other expense	281	283
Depreciation and amortization	131	130
Corporate expense	12	11

	1,011	1,009

Operating income	184	197
Interest and dividend income	4	5
Interest expense, net of interest capitalized	(105)	(107)
Interest expense, net from unconsolidated affiliates	(3)	(3)

Income before income taxes and minority interest	80	92
Provision for income taxes	34	40
Minority interest, net	1	—

Net income	$45	$52

Basic and diluted earnings per share	$0.15	$0.17

See notes to condensed consolidated financial statements.

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2001	2000
Operating activities
Net income	$45	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	130
Change in working capital components	(2)	4
Change in deferred income taxes	(2)	(12)
Other	4	12

Net cash provided by operating activities	176	186

Investing activities
Capital expenditures	(96)	(47)
Change in investments	(24)	3
Other	1	—

Net cash used in investing activities	(119)	(44)

Financing activities
Change in credit facilities and commercial paper	(78)	(638)
Payments on debt	—	(3)
Proceeds from issuance of notes	—	500
Purchases of treasury stock	(12)	(41)
Proceeds from exercise of stock options	2	23
Other	—	(5)

Net cash used in financing activities	(88)	(164)

Decrease in cash and equivalents	(31)	(22)
Cash and equivalents at beginning of period	321	346

Cash and equivalents at end of period	$290	$324

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$121	$83

Income taxes, net of refunds	$(31)	$—

See notes to condensed consolidated financial statements.

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. The Company

    Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. The Company is primarily engaged in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates a total of twenty-eight casinos, including seventeen wholly owned casino hotels located in the United States; of which nine are located in Nevada; three are located in Atlantic City, New Jersey; and five are located in Mississippi. The Company has an 82 percent owned and managed riverboat casino in Harrison County, Indiana and a 49.9 percent owned and managed riverboat casino in New Orleans. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa, and has an interest in two casinos on cruise ships. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

Note 2. Basis of Presentation

    The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated.

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $25 million of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues in the first quarter of 2000. This did not have any effect on previously reported operating income or net income.

Note 3. Stock Repurchase

    Over the past two years, the Board of Directors approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through March 31, 2001, the Company repurchased a total of 17 million shares of its common stock at an average price of $11.52 resulting in 23 million shares remaining available under the stock repurchase program.

Note 4. Earnings Per Share

    Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended March 31, 2001 and 2000 was 298 million and 305 million, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 4 million and 5 million for the three months ended March 31, 2001 and 2000, respectively.

Note 5. Comprehensive Income

    Comprehensive income is the total of net income and all other non-stockholder changes in equity. Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows (in millions):

	Three months ended March 31,
	2001	2000
Net income	$45	$52
Currency translation adjustment	(6)	—

Comprehensive income	$39	$52

Note 6. Long-Term Debt

    Long-term debt is as follows (in millions):

	March 31, 2001	December 31, 2000
Senior and senior subordinated notes, net of unamortized
discount of $5 million	$2,620	$2,620
Credit facilities	2,685	2,720
Commercial paper	11	54
Other	4	4

	5,320	5,398
Less current maturities	(1)	(1)

Net long-term debt	$5,319	$5,397

    In May 2001, the Company issued $350 million of 8.125% senior subordinated notes due 2011 through a private placement offering to institutional investors. The Company plans to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all of the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

Note 7. Commitments and Contingencies

New Projects

Saint Regis Mohawk Nation

    Park Place entered into an agreement in April 2000 with the Saint Regis Mohawk Nation in upstate New York. Park Place paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby Park Place will manage the casino and pay 70 percent of the net profits to the Saint Regis Mohawk Tribe. The agreement is subject to the approval of the National Indian Gaming Commission.

    The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. A portion of the site will be transferred in trust to the Saint Regis Mohawk Nation subject to approval of the Bureau of Indian Affairs ("BIA").

    All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Nation and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards. In March 2001, the Saint Regis Mohawk Tribe filed a land-into-trust application with the BIA.

Claridge Hotel

    In August 2000, Park Place submitted a letter of intent to purchase the Claridge Casino Hotel in Atlantic City, which is currently in bankruptcy. In November 2000, Claridge submitted its reorganization plan supporting a purchase by Park Place for $65 million. In January 2001, New Jersey gaming regulators voted unanimously to allow Park Place to purchase the Claridge. The acquisition plan is currently under consideration by the bankruptcy court with a confirmation hearing scheduled for May 16, 2001 to confirm the Claridge's plan supporting the purchase by Park Place. Subject to the plan's confirmation by the bankruptcy court, a final licensing hearing is scheduled before the New Jersey Casino Control Commission for May 30, 2001 to permit operation of the Claridge by Park Place. The purchase is then scheduled to close on May 31, 2001, with Park Place commencing operations on June 1, 2001.

Litigation

    Park Place and its subsidiaries are party to legal proceedings relating to the Bally and Hilton gaming businesses acquired in the spin-off and the Grand and Caesars gaming businesses acquired in 1998 and 1999. The Company is also involved in various other legal proceedings relating to a proposed project in Sullivan County, New York and in routine matters incidental to its business. The Company believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Results of operations include our wholly owned subsidiaries and investments accounted for under the equity method of accounting. We currently operate the following portfolio of properties under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brand names:

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

    The following discussion presents an analysis of the results of operations for the three months ended March 31, 2001 and 2000. EBITDA (earnings before interest, taxes, depreciation and amortization) is presented supplementally in the tables below and in the discussion of operating results because this is how we review and analyze the results of each property. EBITDA can be computed directly from our consolidated statements of income by adding the amounts shown for depreciation and amortization to operating income (which is income before interest and taxes). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Comparison of Three Months Ended March 31, 2001 and 2000

    A summary of our consolidated revenue and earnings for the three months ended March 31, 2001 and 2000 is as follows (in millions, except per share amounts):

	Three months ended March 31,
	2001	2000
Revenue	$1,195	$1,206
Operating income	184	197
Net income	45	52
Basic and diluted earnings per share	0.15	0.17
Other operating data:
EBITDA	$315	$327

    We recorded net income of $45 million or diluted earnings per share of $0.15 for the three months ended March 31, 2001, compared with net income of $52 million or diluted earnings per share of $0.17 for the three months ended March 31, 2000. Total revenues decreased $11 million between years primarily due to the timing of the New Year's weekend and unfavorable weather conditions in the East. These factors coupled with increases in energy costs resulted in a 7 percent decline in operating income and a 13 percent decrease in net income. However, the Caesars portfolio of properties continued their strong performance posting a five percent increase in EBITDA to $102 million for the first quarter of 2001. Overall, Western Region EBITDA declined $7 million, the Eastern Region declined $2 million, the Mid-South Region improved $3 million, and the International properties declined $5 million.

Western Region

	Revenues Three months ended March 31,		EBITDA Three months ended March 31,
	2001	2000	2001	2000
		(in millions)
Paris/Bally's	$183	$177	$59	$58
Caesars Palace	129	138	31	35
Flamingo Las Vegas	77	79	29	33
Las Vegas Hilton	73	80	16	18
Other	96	92	17	15

Total Western Region	$558	$566	$152	$159

    The Company drove a four percent increase in slot handle, a five percent increase in table game drop, and a seven percent increase in room revenue at the "four corners" properties. These increases were partially attributable to a strong group meeting business division, but were somewhat offset by a decrease in hold percentage. EBITDA for the Western Region declined four percent due to slightly lower revenues and increased energy costs. Occupancy for the Western Region was 92 percent for the three months ended March 31, 2001, compared to 91 percent in the prior year. The average room rate increased seven percent to $98 compared to $92 in the prior year.

    The combined Paris/Bally's properties drove incremental casino and hotel revenues by targeting specific customer segments, which resulted in a two percent increase in EBITDA in the first quarter of 2001 compared to the first quarter of 2000.

    The 11 percent reduction in EBITDA from Caesars Palace resulted primarily from the timing of the New Year's weekend and the impact of having Chinese New Year and the Superbowl fall on the same weekend.

    EBITDA at the Flamingo Las Vegas decreased $4 million primarily due to higher operating costs, including marketing costs associated with less successful promotions. Room revenues were up despite a reduction in the number of rooms available during the quarter resulting from a rooms to suites conversion project.

    While EBITDA at the Las Vegas Hilton declined $2 million for the three months ended March 31, 2001 compared to the first quarter of 2000, EBITDA has improved from the third and fourth quarters of 2000. A more stable earnings stream is expected in the future as the property continues its repositioning as a convention hotel focusing on slot play while continuing to cut costs associated with high-end gaming.

    The Reno Hilton, Caesars Tahoe, Flamingo Reno, and Flamingo Laughlin properties combined for a 4 percent increase in revenues and a 13 percent increase in EBITDA. Room revenues and slot handle during the first quarter of 2001 improved over the prior year's quarter while table game drop declined.

    Current and potential competitors have indicated expansion and new development plans for the Las Vegas Strip, which are in the early planning stages. We cannot predict what impact these expansions or new developments, if completed, will have on our future results of operations.

Eastern Region

	Revenues Three months ended March 31,		EBITDA Three months ended March 31,
	2001	2000	2001	2000
		(in millions)
Bally's Atlantic City	$136	$134	$35	$38
Caesars Atlantic City	116	112	33	31
Atlantic City Hilton	74	73	12	14
Other	2	2	2	1

Total Eastern Region	$328	$321	$82	$84

    Revenues for the Eastern Region increased two percent while EBITDA decreased two percent for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The effects of inclement weather and rising energy costs were primary components of the EBITDA decline. During the first quarter of 2001, our Atlantic City properties had a two percent increase in room revenue and a four percent increase in slot handle, partially offset by a three percent decline in table game drop. The average room rate in the Eastern Region decreased to $85 for the three months ended March 31, 2001 from $86 in the first quarter of 2000 while occupancy improved to 96 percent from 95 percent.

    Bally's Atlantic City revenues during the first quarter of 2001 increased primarily due to the Coyote Kate's slot parlor expansion at the Wild Wild West casino. However, lower gaming volumes on days with inclement weather coupled with increasing energy costs resulted in an eight percent decline in EBITDA between reporting periods.

    Despite the inclement weather and rising energy costs, Caesars Atlantic City reported an increase in revenues of four percent and an EBITDA increase of six percent during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The addition and upgrade of slot machines coupled with changes to the mix of denominations were major drivers of the improvement between periods.

    For the three months ended March 31, 2001, the Atlantic City Hilton posted a one percent gain in revenues but a $2 million decline in EBITDA when compared to the three months ended March 31, 2000. Quarter over quarter improvements in slot handle and win were offset by slightly lower table game win and increased energy expenses.

    Certain competitors have begun construction on a 2000-room hotel/casino project in Atlantic City with an announced completion date in 2003. Other competitors have announced or begun expansion projects with expected completion dates in 2002 and beyond. Such potential new capacity could intensify competition in the Atlantic City marketplace, or alternatively broaden Atlantic City's appeal to an expanded customer base. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our operating results.

Mid-South Region

	Revenues Three months ended March 31,		EBITDA Three months ended March 31,
	2001	2000	2001	2000
		(in millions)
Grand Biloxi	$60	$62	$16	$16
Grand Tunica	56	61	13	14
Caesars Indiana	54	46	15	11
Grand Gulfport	46	48	12	12
Other	53	57	12	13
Regional overhead	—	—	(1)	(2)

Total Mid-South Region	$269	$274	$67	$64

    Revenues for the Mid-South Region declined by two percent while EBITDA increased by five percent for the three months ended March 31, 2001 when compared to the three-month period ended March 31, 2000. The increase in EBITDA was primarily attributable to strong results at Caesars Indiana and firm, stabilized results for the gulf coast properties. The average room rate for the Mid-South Region was $56 and occupancy was 91 percent for the quarter ended March 31, 2001 compared to an average room rate of $53 and occupancy of 89 percent for the first quarter of 2000.

    Despite a three percent decline in revenues, EBITDA results at Grand Biloxi remained flat at $16 million for the first quarter of 2001 and 2000. The stable results were due to management of controllable expenses, including staffing levels. An 1,100 space parking garage, scheduled for completion by mid-summer, will provide customers with direct access to the casino.

    Grand Tunica reported a decrease in revenues of eight percent and a decrease in EBITDA of seven percent for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. However, cost containment measures resulted in improved operating results when compared to the third and fourth quarters of 2000.

    For the three months ended March 31, 2001, revenues at Caesars Indiana increased 17 percent and EBITDA increased 36 percent when compared to the three months ended March 31, 2000. The pavilion amenities (including restaurants, retail shops, an entertainment venue, and a conference center) coupled with improved marketing efforts were responsible for increased visitation to the property. As a result, slot handle increased 19 percent and table game drop was up 9 percent. A 500-room hotel tower is under construction and should be completed in the third quarter of this year.

    Grand Gulfport had a four percent decrease in revenues in the first quarter of 2001 when compared to the first quarter of 2000, while EBITDA remained flat at $12 million during both periods. Reductions in casino marketing costs in conjunction with a focus of marketing expenditures on core slot and table game play were key factors in maintaining steady operating results.

International

    On a combined basis, the International properties reported EBITDA of $26 million for the first quarter of 2001 compared to $31 million for the first quarter of 2000. The decline was primarily due to a decrease in hold percentage at the Conrad properties in Australia as well as weaker foreign currencies in Australia, Canada and South Africa. On a combined basis, for the first quarter of 2001, the International properties reported an average room rate of $87 and occupancy of 73 percent compared to an average room rate of $99 and occupancy of 71 percent for the first quarter of 2000.

Net Interest Expense

    Consolidated net interest expense decreased $1 million to $104 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease in net interest expense was due primarily to a decrease in average long-term debt outstanding, partially offset by changes in the mix of fixed-rate and variable-rate debt. During 2000, we issued $900 million of fixed-rate debt and used the proceeds to pay down variable-rate debt under the credit facilities. Capitalized interest for the three months ended March 31, 2001 was $3 million compared to $1 million for the first quarter of 2000.

Income Taxes

    The effective income tax rate for the three months ended March 31, 2001 was 42.5 percent and 43.5 percent for the three months ended March 31, 2000. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes and exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    As of March 31, 2001, we had cash and cash equivalents of $290 million. Net cash provided by operating activities for the three months ended March 31, 2001 was $176 million. In addition, we had availability under our credit facilities of approximately $1.2 billion at March 31, 2001. We expect to finance our operations and capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings.

Investing Activities

    Investing cash flow activities include maintenance capital expenditures, new construction, and improvement projects at existing facilities. For the three months ended March 31, 2001, net cash used in investing activities included $96 million related to capital expenditures for normal maintenance and expansion projects. Expansion projects primarily consisted of the master plan at Caesars Indiana, including construction of the 500-room hotel scheduled for completion in September 2001, a 3,000 space parking garage, and a golf course; and master plan projects at Caesars Palace, including the Pool Villas, room additions, and valet parking expansion.

    During 2001 we intend to spend approximately $275 million on maintenance capital expenditures at our casino properties, and up to $275 million on selective expansion or improvement investments at certain of our existing properties. These projects include the addition of a golf course and completion of the hotel and parking garage at Caesars Indiana, a parking garage and rebranding master plan at Sheraton Tunica, and master plan projects at Caesars Palace, including the Pool Villas, valet parking expansion, a 4,000-seat entertainment venue and an approximate 840-unit all suite hotel tower. We intend to continue to maintain our facilities in first-rate condition in order to preserve our competitive position.

Financing Activities

    During the three months ended March 31, 2001, we were able to reduce our debt by approximately $78 million and repurchase 1.1 million shares of common stock at a total cost of $12 million with the net cash flow we generated.

    We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. At March 31, 2001, we had $11 million outstanding under the commercial paper program.

    In January 1999, we filed a shelf registration statement (the "Shelf") with the Securities and Exchange Commission registering up to $1.0 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance. Availability under the Shelf at March 31, 2001 was approximately $200 million.

    In May 2001, we issued $350 million of 8.125% senior subordinated notes due 2011 through a private placement offering to institutional investors. We plan to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    Over the past two years our Board of Directors approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through March 31, 2001, we repurchased a total of 17 million shares of our common stock at an average price of $11.52 resulting in 23 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position.

OTHER DEVELOPMENTS

Saint Regis Mohawk Nation

    We entered into an agreement in April 2000 with the Saint Regis Mohawk Nation in upstate New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year management agreement whereby we will manage the casino and pay 70 percent of the net profits to the Saint Regis Mohawk Tribe. The agreement is subject to the approval of the National Indian Gaming Commission.

    We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. A portion of the site will be transferred in trust to the Saint Regis Mohawk Nation subject to approval of the Bureau of Indian Affairs ("BIA").

    All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Nation and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards. In March 2001, the Saint Regis Mohawk Tribe filed a land-into-trust application with the BIA.

    On April 10, 2001, the Supreme Court for the State of New York in Albany County rendered a decision in an action entitled Keith L. Wright, et al. v. George E. Pataki and the State of New York. The Court held that the Tribal State Compact entered into between the Saint Regis Mohawk Tribe and the State of New York, authorizing gaming on the Mohawk lands, was void and unenforceable in the absence of legislative approval. The court further enjoined the defendants from implementing the Compact. While we are not a party to this action, the ultimate decision will have a direct impact on our ability to go forward with our plans.

Claridge Hotel

    In August 2000, we submitted a letter of intent to purchase the Claridge Casino Hotel in Atlantic City, which is currently in bankruptcy. In November 2000, the Claridge submitted its reorganization plan supporting a purchase by us for $65 million. In January 2001, New Jersey gaming regulators voted unanimously to allow Park Place to purchase the Claridge. This acquisition plan is currently under consideration by the bankruptcy court with a confirmation hearing scheduled for May 16, 2001 to confirm the Claridge's plan supporting our purchase. Subject to the plan's confirmation by the bankruptcy court, a final licensing hearing is scheduled before the New Jersey Casino Control Commission for May 30, 2001 to permit our operation of the Claridge. The purchase is then scheduled to close on May 31, 2001, with us commencing operations on June 1, 2001.

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

FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking statements" intended to qualify for the safe harbor from liability under the Private Securities Litigation Reform Act of 1995. All statements which are not historical statements of fact are "forward-looking statements" for purposes of these provisions and are subject to numerous risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements include all financial projections, including projections of revenue, market share, earnings, or free cash flow, statements of management's plans, objectives or expectations of future economic performance, statements regarding new products or services, statements of belief, and statements regarding anticipated construction, development, or acquisition expressed in this report, including without limitation, those set forth under the captions "Results of Operations," "Liquidity and Capital Resources," "Other Developments," and "Strategy" and statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors described previously in our reports filed with the SEC, and:

  •
  the effect of economic conditions,

  •
  the impact of competition,

  •
  customer demand, which could cause actual results to differ materially from historical results or those anticipated,

  •
  regulatory, licensing, and other governmental approvals,

  •
  access to available and reasonable financing,

  •
  political uncertainties, including legislative action, referendum, and taxation,

  •
  litigation and judicial actions,

  •
  third party consents and approvals, and

  •
  construction issues, including environmental restrictions, weather, soil conditions, building permits, and zoning approvals.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are party to legal proceedings relating to the Bally and Hilton gaming businesses acquired in the spin-off and the Grand and Caesars gaming businesses that we acquired in 1998 and 1999. We are also involved in various other legal proceedings relating to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Bally Merger Litigation

    A purported class action against Bally Entertainment Corporation, its directors and Hilton Hotels Corporation was commenced on September 4, 1996, under the caption Parnes v. Bally Entertainment Corporation, et al. in the Court of Chancery of the State of Delaware, New Castle County. The plaintiff alleged that certain payments received by Arthur M. Goldberg in connection with the merger of Bally into Hilton in December 1996 involved breaches of fiduciary duty which denied other Bally shareholders an opportunity to sell their shares at the best possible price. The plaintiff sought injunctive relief enjoining the Bally-Hilton merger, disgorgement of profits, and unspecified damages. After a trial on the merits, the Court of Chancery of the State of Delaware dismissed all the plaintiff's claims, holding that the Company acted in full compliance with its fiduciary obligations. On March 20, 2001, plaintiffs filed an appeal in the Delaware Supreme Court.

Las Vegas Hilton

    In July 2000, we entered into an agreement to sell the Las Vegas Hilton. The purchaser, Las Vegas Convention Hotel, LLC failed to complete the transaction on the date set for closing. We have filed (1) a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract, and (2) a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants have filed actions against the Company and Hilton Hotels Corporation in the Eighth Judicial District Court, which actions have been consolidated with the Company's action in that Court, alleging breach of contract and tortious interference with contract, and seeking non-specific general, special, and punitive damages, specific performance to compel the sale of the property to plaintiffs at a purchase price less than that required under the original contract, and injunctive relief to prevent the Company from selling the property to any other person.

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

Mohawk Litigation

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

    On March 29, 2001, Park Place and Clive Cummis sued thirty individual tribal members in the Supreme Court of the state of New York in the case of Park Place Entertainment et al. v. Marlene Arquette, et al., alleging malicious defamation and interference with contract in connection with the individuals' purported tribal court proceedings and media publication of their purported "default judgment" against Park Place, all of which has been injurious to the good name and reputation of Park Place and Plaintiffs.

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

    In December 2000, Peter Bronner filed an action against the Company in the United States District Court for the Southern District of New York. The action alleges that plaintiff and the Company's former CEO agreed to an oral commission agreement, pursuant to which the Company purportedly agreed to compensate plaintiff in the amount of 2 percent of the gross revenues derived from any casino the Saint Regis Mohawk Tribe developed with the Company in return for plaintiff's assistance in introducing the parties and facilitating negotiations between them. Plaintiff further claims that he introduced the Company to the Saint Regis Mohawk Tribe. Plaintiff seeks a declaration by the court that the purported commission agreement is valid, enforceable and binding. In April 2001, the case was dismissed by the court.

    In 2001, Native American Management Corporation, Anderson—Blake Construction Company and Gary Alan Melius filed an action against the Company, one of its executives and the estate of its former CEO in the Supreme Court of the State of New York, County of Nassau. The action seeks compensatory and punitive damages in the amount of approximately $227 million and alleges breach of contract, defamation, breach of the covenant of good faith and fair dealing and RICO violations arising out of the Company's agreement with the Saint Regis Mohawk Tribe.

Grand Casinos

  Grand Securities Litigation

  Grand and certain of Grand's current and former officers and directors were defendants in In Re Grand Casinos Inc. Securities Litigation filed on September 9, 1996 in the United States District Court in Minnesota. The action arose out of Grand's involvement in the Stratosphere project in which Grand was a dominant shareholder. The plaintiffs in the action, who were current or former Grand shareholders, alleged securities fraud, insider trading and the making of false statements concerning the Stratosphere project. The case was preliminarily settled on May 2, 2001 in consideration of a $9 million payment to plaintiffs made by Lakes Gaming Co., on behalf of Grand under an indemnification agreement between Lakes and Grand. The settlement notices are currently being sent to the class of plaintiffs with a final dismissal and judgment scheduled for August 8, 2001.

  Stratosphere Securities Litigation

  Grand and certain persons who were indemnified by Grand, including certain former and current Grand officers and directors, were defendants in two legal actions filed on August 5, 1996 in the United States District Court, District of Nevada (Michael Ceasar v. Stratosphere Corporation et. al.) and on August 16, 1996 in the District Court, Clark County, Nevada (Opitz et. al. v. Stratosphere Corporation et. al.). These actions arose out of Grand's involvement in the Stratosphere Tower, Casino and Hotel project in Las Vegas, Nevada. The state court action was stayed pending resolution of the federal court action. The plaintiffs in the actions, who were present or former shareholders of Stratosphere Corporation, alleged that defendants concealed material information and made false positive statements about the Stratosphere, which caused the value of the Stratosphere stock to be inflated. The case was settled and dismissed in the first quarter of 2001 in consideration of a $9 million payment to plaintiffs made by Lakes Gaming Co., on behalf of Grand under the indemnification agreement.

Stratosphere Stand-By Equity Commitment

    Grand is a defendant in Stratosphere Litigation, L.L.C. v. Grand Casinos, Inc. a Minnesota Corporation, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment was the subject of litigation in the U.S. District Court as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. On April 4, 2001, the U.S. District Court entered a judgment in favor of Grand on all counts and on May 4, 2001, plaintiffs appealed the judgment to the Ninth Circuit Court of Appeals.

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

PARK PLACE ENTERTAINMENT CORPORATION (Registrant)
Date: May 15, 2001	By:	/s/ SCOTT A. LAPORTA Scott A. LaPorta Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
PARK PLACE ENTERTAINMENT CORPORATION INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
SIGNATURES