Form 10-Q
period 2001-06-30
PARK PLACE ENTERTAINMENT CORP
filed 2001-08-14
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-14573

PARK PLACE ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0400631 (I.R.S. Employer Identification No.)
3930 Howard Hughes Parkway, Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 1, 2001
Common Stock, par value $0.01 per share	298,636,538

PARK PLACE ENTERTAINMENT CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)
(unaudited)

	June 30, 2001	December 31, 2000
Assets
Cash and equivalents	$274	$321
Accounts receivable, net	238	253
Inventory, prepaids, and other	155	148
Income taxes receivable	—	31
Deferred income taxes	89	94

Total current assets	756	847
Investments	222	250
Property and equipment, net	7,864	7,805
Goodwill, net of amortization of $177 and $152	1,835	1,843
Other assets, net	249	250

Total assets	$10,926	$10,995

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$598	$676
Current maturities of long-term debt	1	1
Income taxes payable	1	—

Total current liabilities	600	677
Long-term debt, net of current maturities	5,311	5,397
Deferred income taxes, net	1,054	1,044
Other liabilities	85	93

Total liabilities	7,050	7,211

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 318.3 million and 313.5 million shares issued at June 30, 2001 and December 31, 2000, respectively	3	3
Additional paid-in capital	3,752	3,702
Retained earnings	372	279
Accumulated other comprehensive loss	(18)	(15)
Common stock in treasury at cost, 20.1 million and 15.9 million shares at June 30, 2001 and December 31, 2000, respectively	(233)	(185)

Total stockholders' equity	3,876	3,784

Total liabilities and stockholders' equity	$10,926	$10,995

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues
Casino	$838	$851	$1,670	$1,690
Rooms	153	151	304	296
Food and beverage	118	123	234	242
Other revenue	95	95	191	198

	1,204	1,220	2,399	2,426

Expenses
Casino	438	429	875	865
Rooms	48	46	96	93
Food and beverage	107	110	209	212
Other expense	288	287	569	570
Depreciation and amortization	130	130	261	260
Pre-opening expense	1	1	1	1
Impairment losses and other, net	—	37	—	37
Corporate expense	13	13	25	24

	1,025	1,053	2,036	2,062

Operating income	179	167	363	364
Interest and dividend income	4	5	8	10
Interest expense, net of interest capitalized	(95)	(112)	(200)	(219)
Interest expense, net from unconsolidated affiliates	(3)	(2)	(6)	(5)

Income before income taxes and minority interest	85	58	165	150
Provision for income taxes	36	27	70	67
Minority interest, net	1	—	2	—

Net income	$48	$31	$93	$83

Basic and diluted earnings per share	$0.16	$0.10	$0.31	$0.27

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended June 30,
	2001	2000
Operating activities
Net income	$93	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	260
Pre-opening expense	1	1
Impairment losses and other, net	—	37
Change in working capital components	(52)	(46)
Change in deferred income taxes	15	(7)
Other	(8)	9

Net cash provided by operating activities	310	337

Investing activities
Capital expenditures	(218)	(117)
Pre-opening expense	(1)	(1)
Change in investments	(2)	3
Acquisitions, net of cash acquired	(48)	—
Other	4	18

Net cash used in investing activities	(265)	(97)

Financing activities
Change in credit facilities and commercial paper	(434)	(738)
Payments on debt	—	(5)
Proceeds from issuance of notes	347	500
Purchases of treasury stock	(48)	(91)
Proceeds from exercise of stock options	47	33
Other	(4)	(2)

Net cash used in financing activities	(92)	(303)

Decrease in cash and equivalents	(47)	(63)

Cash and equivalents at beginning of period	321	346

Cash and equivalents at end of period	$274	$283

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$202	$185

Income taxes, net of refunds	$13	$65

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. The Company

    Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. The Company is primarily engaged in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates a total of twenty-nine casinos, including eighteen wholly owned casino hotels located in the United States; of which nine are located in Nevada; four are located in Atlantic City, New Jersey; and five are located in Mississippi. The Company has an 82 percent owned and managed riverboat casino in Harrison County, Indiana and a 49.9 percent owned and managed riverboat casino in New Orleans. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa, and has an interest in two casinos on cruise ships. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

Note 2. Basis of Presentation

    The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated.

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three- and six-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $28 million and $53 million of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues for the three and six months ended June 30, 2000, respectively. This did not have any effect on previously reported operating income or net income.

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. It also further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

    Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, calendar-year companies would be required to adopt SFAS No. 142 effective January 2002.

    The Company is currently reviewing these standards to determine the impact of adoption on accounting and financial reporting practices related to previous business combinations and the resulting goodwill recorded. During the six months ended June 30, 2001, the Company recorded approximately $25 million in goodwill amortization, which under the new standards would cease effective January 2002. The Company is evaluating goodwill for separable intangibles with finite lives that will continue to be amortized under SFAS No. 142.

Note 3. Stock Repurchase

    The Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through June 30, 2001, the Company has repurchased a total of 20.1 million shares of its common stock at an average price of $11.58 resulting in 19.9 million shares remaining available under the stock repurchase program.

Note 4. Earnings Per Share

    Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended June 30, 2001 and 2000 was 297 million and 303 million, respectively, and 297 million and 304 million for the six months ended June 30, 2001 and 2000, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 5 million and 7 million for the three months ended June 30, 2001 and 2000, respectively, and 5 million and 6 million for the six months ended June 30, 2001 and 2000, respectively.

Note 5. Comprehensive Income

    Comprehensive income is the total of net income and all other non-stockholder changes in equity. Comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net income	$48	$31	$93	$83
Currency translation adjustment	3	(1)	(3)	(1)

Comprehensive income	$51	$30	$90	$82

Note 6. Long-Term Debt

    Long-term debt is as follows (in millions):

	June 30, 2001	December 31, 2000
Senior and senior subordinated notes, net of unamortized
discount of $7 million and $5 million, respectively	$2,968	$2,620
Credit facilities	2,325	2,720
Commercial paper	15	54
Other	4	4

	5,312	5,398
Less current maturities	(1)	(1)

Net long-term debt	$5,311	$5,397

    In May 2001, the Company issued $350 million of 8.125% senior subordinated notes due 2011 through a private placement offering to institutional investors. In August 2001, the Company completed its exchange offer for identical notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all of the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    The Company is in the process of amending its credit facilities with an anticipated effective date in late August 2001. When these amendments become effective, the Company anticipates having the following credit facilities in place: (1) a $1.5 billion 364-day revolving facility and (2) a $2.0 billion multi-year facility expiring in December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility.

Note 7. Claridge Casino Hotel

    In August 2000, Park Place submitted a letter of intent to purchase the Claridge Casino Hotel in Atlantic City, which was in a Chapter 11 proceeding. In November 2000, Claridge submitted its reorganization plan supporting a purchase by Park Place for $65 million. In January 2001, New Jersey gaming regulators voted unanimously to allow Park Place to purchase the Claridge. This acquisition plan was confirmed by the bankruptcy court in May 2001. After a final licensing hearing before the

New Jersey Casino Control Commission to permit operation of the Claridge by Park Place, the purchase closed and Park Place commenced operating the property on June 1, 2001.

Note 8. Commitments and Contingencies

New Projects

Saint Regis Mohawk Tribe

    Park Place entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. Park Place paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year definitive management agreement whereby Park Place will manage the casino in return for a management fee equal to 30 percent of the net profits. The agreement is subject to the approval of the National Indian Gaming Commission and the Tribe.

    The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Tribe subject to approval of the Bureau of Indian Affairs ("BIA").

    All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Tribe and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards. In March 2001, the Saint Regis Mohawk Tribe filed a land-into-trust application with the BIA.

Litigation

    Park Place and its subsidiaries are party to legal proceedings relating to the Bally and Hilton gaming businesses acquired in the spin-off and the Grand and Caesars gaming businesses acquired in 1998 and 1999. The Company is also involved in various other legal proceedings relating to a proposed project in Sullivan County, New York and in routine matters incidental to its business. The Company believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and the "Legal Proceedings" section contained in this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Results of operations include our wholly owned subsidiaries and investments accounted for under the equity method of accounting. We currently operate the following portfolio of properties under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brand names:

  •
  nine casino hotels in Nevada;

  •
  four casino hotels in Atlantic City, New Jersey;

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

    The following discussion presents an analysis of the results of operations for the three and six months ended June 30, 2001 and 2000. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expenses and impairment losses and other, net) is presented supplementally in the tables below and in the discussion of operating results because this is how we review and analyze the results of each property. EBITDA can be computed directly from our consolidated statements of income by adding the amounts shown for (1) depreciation and amortization, (2) pre-opening expense, and (3) impairment losses and other, net to operating income (which is income before interest and taxes). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Comparison of Three and Six Months Ended June 30, 2001 and 2000

    A summary of our consolidated revenue and earnings for the three and six months ended June 30, 2001 and 2000 is as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenue	$1,204	$1,220	$2,399	$2,426
Operating income	179	167	363	364
Net income	48	31	93	83
Basic and diluted earnings per share	0.16	0.10	0.31	0.27
Other operating data:
EBITDA	$310	$335	$625	$662

    We recorded net income of $48 million or diluted earnings per share of $0.16 for the three months ended June 30, 2001, compared with net income of $31 million or diluted earnings per share of $0.10 for the three months ended June 30, 2000. The prior-year results were negatively impacted by a $37 million net loss ($24 million net of tax or $0.08 per diluted share) associated with the write-down of Las Vegas Hilton assets and the net impact of the sale of the Flamingo Kansas City Riverboat Casino.

    For the six months ended June 30, 2001, we recorded net income of $93 million or diluted earnings per share of $0.31 compared with net income of $83 million or diluted earnings per share of $0.27 in the prior-year period. Results for the six months ended June 30, 2000 included the $24 million net of tax loss noted above.

Western Region

	Revenues				EBITDA
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,				June 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	(in millions)
Paris/Bally's	$170	$166	$353	$343	$51	$50	$110	$108
Caesars Palace	135	124	264	262	34	33	65	68
Flamingo Las Vegas	78	82	155	161	28	30	57	63
Las Vegas Hilton	54	70	127	150	6	12	22	30
Other	99	99	195	191	14	22	31	37

Total Western Region	$536	$541	$1,094	$1,107	$133	$147	$285	$306

    The strength of the Western Region was centered at the "Four Corners" where both slot handle and table game drop for the quarter were up versus the previous year. Room revenues were up 5 percent as a result of stable occupancy and an increase in room rates. A 69 percent ($5 million) increase in energy costs during the second quarter of 2001 as compared to the same period of 2000 had a negative effect on operating results for the region. Energy costs are expected to remain high for the rest of the year and continue to negatively impact operating results. Occupancy for the Western Region was 94 percent for both the three months ended June 30, 2001 and 2000. The average room rate increased 2 percent to $92 compared to $90 in the prior year.

    EBITDA for the six months ended June 30, 2001 was lower than the corresponding prior-year period primarily due to increased energy costs and the timing of the New Year's weekend and of having Chinese New Year and the Superbowl fall on the same weekend. For the six months ended June 30, 2001, occupancy for the Western Region was 93 percent and the average room rate was $95 compared to 92 percent occupancy and a $91 average room rate in the corresponding prior-year period.

    EBITDA at Paris/Bally's Las Vegas increased $1 million this quarter compared to the prior-year period primarily due to higher table game win coupled with a 6 percent increase in revenue per available room (RevPAR) for the quarter.

    Caesars Palace also generated a $1 million increase in EBITDA for the second quarter of 2001 primarily due to an increase in slot play. The increase was partially offset by higher energy costs when compared to last year. Occupancy was 99 percent for the quarter.

    EBITDA at the Las Vegas Hilton was $6 million in the second quarter of 2001 versus $12 million last year. The lower results were expected as we continue to reposition the property as a convention hotel. As part of this repositioning, during the past year we reduced full-time employees by 220, including dealers and international marketing personnel transferred to other properties.

    The $2 million quarterly EBITDA decline at the Flamingo Las Vegas was primarily attributable to higher operating costs while casino revenues remained relatively flat.

    Quarterly EBITDA declined a combined $8 million for the Reno Hilton, Caesars Tahoe, Flamingo Reno, and Flamingo Laughlin properties due to lower overall gaming volumes at each property. Caesars Tahoe accounted for $4 million of the decrease due to significantly lower table game volumes.

Eastern Region

	Revenues				EBITDA
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,				June 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	(in millions)
Bally's Atlantic City	$145	$148	$281	$282	$46	$48	$81	$86
Caesars Atlantic City	121	131	237	243	38	41	71	72
Atlantic City Hilton	85	87	159	160	21	23	33	37
Other	15	3	17	5	3	2	5	3

Total Eastern Region	$366	$369	$694	$690	$108	$114	$190	$198

    Eastern Region fundamentals were strong as gaming volumes increased approximately 3 percent this quarter over the second quarter of 2000. However, overall Eastern Region EBITDA for the second quarter of 2001 was 5 percent lower than the second quarter of 2000 primarily due to an overall lower table game hold percentage and a 33 percent ($2 million) increase in energy costs. The average room rate in the Eastern Region was flat at $93 for the three months ended June 30, 2001 compared to the second quarter of 2000 while occupancy improved to 98 percent from 96 percent.

    Inclement weather during the first quarter and rising energy costs throughout the period were the primary reasons that EBITDA for the six month-period ended June 30, 2001 was $8 million less than the corresponding prior-year period. For the six months ended June 30, 2001, occupancy for the Eastern Region was 97 percent and the average room rate was $89 compared to 95 percent occupancy and an $89 average room rate for the six months ended June 30, 2000.

    Caesars Atlantic City EBITDA declined 7 percent to $38 million in the second quarter of 2001 from $41 million in 2000. Despite an increase in table game drop, table game win decreased approximately $9 million due to a 4 percentage point decline in the hold percentage.

    The $2 million decline in quarterly EBITDA at Bally's Atlantic City was primarily due to a 2 percentage point decline in hold percentage and a 22 percent increase in energy costs.

    The Atlantic City Hilton earned EBITDA of $21 million for the second quarter of 2001 compared to $23 million in the year-ago quarter. The property's lower results were primarily attributable to lower table game win and increased energy expenses, partially offset by a 2 percent increase in slot win.

    We began operating the Claridge on June 1, 2001. While the property contributed only modestly to Eastern Region operating results, its location adjacent to Bally's provides additional capacity to our existing Boardwalk complex. We are currently evaluating revenue enhancing and cost savings plans as part of the strategic integration of the Claridge.

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

Mid-South Region

	Revenues				EBITDA
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,				June 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	(in millions)
Grand Biloxi	$62	$59	$122	$121	$16	$16	$32	$32
Caesars Indiana	51	49	105	95	14	13	29	24
Grand Gulfport	49	47	95	95	13	11	25	23
Grand Tunica	56	66	112	127	9	16	22	30
Other	48	53	101	110	8	10	19	21

Total Mid-South Region	$266	$274	$535	$548	$60	$66	$127	$130

    The Mid-South Region saw quarter-over-quarter improvement at Grand Gulfport and Caesars Indiana and continued stable results at Grand Biloxi. However, the continued competitive pressure at the Tunica properties resulted in a 9 percent decline in EBITDA on a regional basis. The average room rate for the Mid-South Region was $59 and occupancy was 92 percent for the quarter ended June 30, 2001 compared to an average room rate of $56 and occupancy of 96 percent for the first quarter of 2000.

    For the six months ended June 30, 2001, occupancy for the Mid-South Region was 92 percent and the average room rate was $58 compared to 92 percent occupancy and a $53 average room rate for the prior-year period.

    Caesars Indiana recorded a 4 percent improvement in revenues to $51 million and an 8 percent improvement in EBITDA to $14 million during the second quarter of 2001. The improvements resulted primarily from a 5 percent increase in slot handle and a 3 percent increase in table game drop. The Pavilion amenities completed at Caesars Indiana during 2000 continue to drive increased visitation from the Louisville, Kentucky market and surrounding areas. Construction on the 500-room hotel tower is on budget and scheduled for completion in the third quarter of this year.

    On the Gulf Coast, Grand Gulfport generated an 18 percent increase in EBITDA for the quarter, while EBITDA at Grand Biloxi was flat between quarters at $16 million. In July, we completed a 1,100-space parking garage adjacent to Grand Biloxi that provides customers direct access to the casino.

    Grand Tunica reported a quarterly decline in EBITDA of $7 million resulting from a 9 percent decrease in slot handle and a 4 percent decrease in table game volume as well as continuing competitive marketing pressures.

International

    On a combined basis, the International properties reported EBITDA of $22 million for the second quarter of 2001 compared to $21 million for the second quarter of 2000. Occupancy for the International properties was 65 percent for the second quarter of 2001 and 2000. The average room rate was $80 compared to $86 in the prior year.

    For the six months ended June 30, 2001, combined EBITDA for the International properties was $48 million, occupancy was 69 percent and the average room rate was $84 compared to EBITDA of $52 million, 68 percent occupancy and a $93 average room rate for the prior-year period.

Impairment Losses and Other, Net

    For the three and six months ended June 30, 2000, impairment losses and other, net consisted of a $55 million impairment write-down of the Las Vegas Hilton (related to a proposed sale of the property) offset by an $18 million gain on the sale of the Flamingo Kansas City Riverboat Casino. We had no impairment losses and other, net amounts for the three and six months ended June 30, 2001.

Net Interest Expense

    Consolidated net interest expense decreased $15 million to $94 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. For the six months ended June 30, 2001, net interest expense decreased $16 million from the same period last year to $198 million. The decrease in net interest expense was due primarily to a decline in the rates paid on variable-rate debt and a reduction in average long-term debt outstanding, partially offset by changes in the mix of fixed-rate and variable-rate debt. Since June 2000, we have issued $750 million of fixed-rate debt and used the proceeds to pay down variable-rate debt under our credit facilities. Capitalized interest was $4 million for the three months ended June 30, 2001 while capitalized interest was less than $1 million for the second quarter of 2000. For the six months ended June 30, 2001 and 2000, capitalized interest was $7 million and $1 million, respectively.

Income Taxes

    The effective income tax rates for the three months ended June 30, 2001 and 2000 were 42.4 percent and 46.6 percent, respectively. The effective income tax rates for the six months ended June 30, 2001 and 2000 were 42.4 percent and 44.7 percent, respectively. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes and exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    As of June 30, 2001, we had cash and cash equivalents of $274 million. Net cash provided by operating activities for the six months ended June 30, 2001 was $310 million. In addition, we had availability under our credit facilities of approximately $1.6 billion at June 30, 2001. We expect to finance our operations and capital expenditures through cash flows from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings.

Investing Activities

    Investing cash flow activities include maintenance capital expenditures, new construction, improvement projects at existing facilities, and acquisitions. For the six months ended June 30, 2001, net cash used in investing activities included $218 million related to capital expenditures for normal maintenance and expansion projects. Expansion projects primarily consisted of the master plan at Caesars Indiana (including the 500-room hotel scheduled for completion in September 2001 and the 3,000-space parking garage) and master plan projects at Caesars Palace (including the Pool Villas, valet parking expansion, 900-key all-suites hotel tower, and 4,000-seat entertainment "Colosseum").

    During 2001 we intend to spend approximately $275 million on maintenance capital expenditures at our casino properties, and up to $275 million, including our purchase of the Claridge, on selective expansion or improvement investments at certain of our existing properties. These projects include the addition of a golf course and completion of the hotel and parking garage at Caesars Indiana and master plan projects at Caesars Palace, including the Pool Villas, valet parking expansion, a 4,000-seat entertainment "Colosseum" and a 900-key all-suites hotel tower. We intend to continue to maintain our facilities in first-rate condition in order to preserve our competitive position.

Financing Activities

    During the six months ended June 30, 2001, we were able to reduce our debt by approximately $86 million and repurchase 4.2 million shares of common stock at a total cost of $48 million with the net cash flow we generated, including $47 million in proceeds from stock options exercised.

    We are in the process of amending our credit facilities with an anticipated effective date in late August 2001. When these amendments become effective, we anticipate having the following credit facilities in place: (1) a $1.5 billion 364-day revolving facility and (2) a 2.0 billion multi-year facility expiring in December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility.

    We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. At June 30, 2001, we had $15 million outstanding under the commercial paper program.

    In January 1999, we filed a shelf registration statement (the "Shelf") with the United States Securities and Exchange Commission registering up to $1.0 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance. Availability under the Shelf at June 30, 2001 was approximately $200 million.

    In May 2001, we issued $350 million of 8.125% senior subordinated notes due 2011 through a private placement offering to institutional investors. In August 2001, we completed our exchange offer for identical notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    Our Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through June 30, 2001, we have repurchased a total of 20.1 million shares of our common stock at an average price of $11.58 resulting in 19.9 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position.

OTHER DEVELOPMENTS

Saint Regis Mohawk Tribe

    We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year definitive management agreement whereby Park Place will manage the casino in return for a management fee equal to 30 percent of the net profits. The agreement is subject to the approval of the National Indian Gaming Commission and the Tribe.

    We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Nation subject to approval of the Bureau of Indian Affairs ("BIA").

    All of the agreements and plans relating to the development and management of this Indian gaming project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Tribe and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards. In March 2001, the Saint Regis Mohawk Tribe filed a land-into-trust application with the BIA.

    On April 10, 2001, the Supreme Court for the State of New York in Albany County rendered a decision in an action entitled Keith L. Wright, et al. v. George E. Pataki and the State of New York. The Court held that the Tribal State Compact entered into between the Saint Regis Mohawk Tribe and the State of New York, authorizing gaming on the Mohawk lands, was void and unenforceable in the absence of legislative approval. The court further enjoined the defendants from implementing the Compact. While we are not a party to this action, unless it is reversed on appeal, the ultimate decision will have a direct impact on our ability to complete the transaction.

    For further developments on the Saint Regis Mohawk project, see the discussion under the "Legal Proceedings" section of this Form 10-Q.

Claridge Casino Hotel

    In August 2000, we submitted a letter of intent to purchase the Claridge Casino Hotel in Atlantic City, which was in a Chapter 11 proceeding. In November 2000, Claridge submitted its reorganization plan supporting a purchase by us for $65 million. In January 2001, New Jersey gaming regulators voted unanimously to allow us to purchase the Claridge. This acquisition plan was confirmed by the bankruptcy court in May 2001. After a final licensing hearing before the New Jersey Casino Control Commission to permit our operation of the Claridge, the purchase closed and we commenced operating the property on June 1, 2001.

STRATEGY

    As exemplified by the acquisition of Bally Entertainment Corporation in 1996 and Grand Casinos, Inc. in 1998, the opening of Paris in September 1999, and the purchase of Caesars in December 1999, we are interested in expanding our business through the acquisition of quality gaming assets and selective new development. We believe we are well positioned to, and may from time to time, pursue additional strategic acquisitions, dispose of non-strategic assets, or enter into alliances which we believe to be financially beneficial to our long-term interests. We also believe that in addition to our cash flow from operations, we have, and will continue to have, access to financial resources sufficient to finance our future growth.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. It also further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

    Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, calendar-year companies would be required to adopt SFAS No. 142 effective January 2002.

    We are currently reviewing these standards to determine the impact of adoption on our accounting and financial reporting practices related to previous business combinations and the resulting goodwill recorded. During the six months ended June 30, 2001, we recorded approximately $25 million in goodwill amortization, which under the new standards would cease effective January 2002. We are evaluating goodwill for separable intangibles with finite lives that will continue to be amortized under SFAS No. 142.

FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking statements" intended to qualify for the safe harbor from liability under the Private Securities Litigation Reform Act of 1995. All statements which are not historical statements of fact are "forward-looking statements" for purposes of these provisions and are subject to numerous risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements include all financial projections, including projections of revenue, market share, earnings, or net cash flow, statements of management's plans, objectives or expectations of future economic performance, statements regarding new products or services, statements of belief, and statements regarding anticipated construction, development, or acquisition expressed in this report, including without limitation, those set forth under the captions "Results of Operations," "Liquidity and Capital Resources," "Other Developments," and "Strategy" and statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources. The words "believes," "anticipates," "expects," "intends," "interested in," "plans," "continues," "projects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties, including those identified above under "Management's Discussion and Analysis of

Financial Condition and Results of Operations," other factors described previously in our reports filed with the SEC, and:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are party to legal proceedings relating to the Bally and Hilton gaming businesses acquired in the spin-off and the Grand and Caesars gaming businesses that we acquired in 1998 and 1999, respectively. We are also involved in various other legal proceedings related to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Mohawk Litigation

    On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "tribal court" in Hogansburg, New York, against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. We believe that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States

Department of the Interior. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that we believe has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the Park Place action on the grounds that the Court lacked jurisdiction. In October 2000, we appealed the judgment to the United States Court of Appeals for the Second Circuit. On March 21, 2001, the purported tribal court rendered a purported default judgment against Park Place in the amount of $1.8 billion, which judgment Park Place refuses to recognize as valid. On or about June 27, 2001, the plaintiffs in the purported tribal court action commenced an action in the United States District Court for the Northern District of New York, seeking recognition and enforcement of the purported tribal court judgment as well as punitive damages of $10 million and certain other costs. Park Place is pursuing all necessary actions to enjoin any efforts to enforce the purported judgment.

    On November 13, 2000, Catskill Development, LLC, Mohawk Management LLC and Monticello Raceway Development Company LLC (collectively, "Catskill Development") filed an action against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as an Indian gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs alleged tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and sought over $3 billion in damages. On May 11, 2001, the District Court granted Park Place's motion to dismiss three of the four claims made by Catskill Development; however, on May 30, 2001, Catskill Development moved for reconsideration of that ruling and the District Court reinstated one of the dismissed claims, with Catskill Development's claims of tortious interference with contract and prospective business relationship remaining after such decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 11, 2001. Approximately 281 million of the eligible 298 million shares of the Company's common stock were represented at the meeting. Matters voted upon and the results of the voting follow:

    Election of Directors.  The two directors nominated were elected to three-year terms.

	FOR	WITHHELD
A. Steven Crown	276,293,613	4,284,764
Gilbert L. Shelton	276,259,250	4,319,127

    In addition to Messrs. Crown and Shelton, the directors continuing to serve on the board of directors are Stephen F. Bollenbach, Barbara Bell Coleman, Clive S. Cummis, Peter G. Ernaut, Thomas E. Gallagher, William Barron Hilton, Eric M. Hilton, and P. X. Kelley.

    Approval and Ratification of Amendments to the 1998 Stock Incentive Plan.  The proposal to increase the total number of shares authorized for issuance under the Plan was approved. Stockholders voted 234,154,888 shares in favor, 45,794,195 shares opposed, 629,294 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    On May 7, 2001, the Company filed a Form 8-K dated May 7, 2001 disclosing the pricing of a private placement of senior subordinated notes.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)
Date: August 10, 2001
/s/ SCOTT A. LAPORTA Scott A. LaPorta Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in millions, except par value) (unaudited)
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts) (unaudited)
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES