Form 10-Q
period 2001-09-30
PARK PLACE ENTERTAINMENT CORP
filed 2001-11-14
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 2, 2001
Common Stock, par value $0.01 per share	301,249,192

PARK PLACE ENTERTAINMENT CORPORATION
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 6.	Exhibits and Reports on Form 8-K	22
	Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)
(unaudited)

	September 30, 2001	December 31, 2000
Assets
Cash and equivalents	$245	$321
Accounts receivable, net	207	253
Inventory, prepaids, and other	154	148
Income taxes receivable	—	31
Deferred income taxes	90	94

Total current assets	696	847
Investments	190	250
Property and equipment, net	7,741	7,805
Goodwill, net of amortization of $189 and $152	1,823	1,843
Other assets, net	257	250

Total assets	$10,707	$10,995

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$603	$676
Current maturities of long-term debt	1	1
Income taxes payable	34	—

Total current liabilities	638	677
Long-term debt, net of current maturities	5,236	5,397
Deferred income taxes, net	967	1,044
Other liabilities	82	93

Total liabilities	6,923	7,211

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 320.8 million and 313.5 million shares issued at September 30, 2001 and December 31, 2000, respectively	3	3
Additional paid-in capital	3,775	3,702
Retained earnings	271	279
Accumulated other comprehensive loss	(21)	(15)
Common stock in treasury at cost, 21.1 million and 15.9 million shares at September 30, 2001 and December 31, 2000, respectively	(244)	(185)

Total stockholders' equity	3,784	3,784

Total liabilities and stockholders' equity	$10,707	$10,995

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues
Casino	$887	$898	$2,557	$2,588
Rooms	131	137	435	433
Food and beverage	116	112	350	354
Other revenue	88	100	279	298

	1,222	1,247	3,621	3,673

Expenses
Casino	496	457	1,389	1,333
Rooms	48	47	144	140
Food and beverage	107	102	316	314
Other expense	297	290	848	849
Depreciation and amortization	133	115	394	375
Pre-opening expense	1	1	2	2
Impairment losses and other, net	143	—	143	37
Corporate expense	15	13	40	37

	1,240	1,025	3,276	3,087

Operating income (loss)	(18)	222	345	586
Interest and dividend income	1	6	9	16
Interest expense, net of interest capitalized	(95)	(110)	(295)	(329)
Interest expense, net from unconsolidated affiliates	(2)	(3)	(8)	(8)
Investment loss	(32)	—	(32)	—

Income (loss) before income taxes and minority interest	(146)	115	19	265
Provision (benefit) for income taxes	(45)	47	25	114
Minority interest, net	—	1	2	1

Net income (loss)	$(101)	$67	$(8)	$150

Basic earnings (loss) per share	$(0.34)	$0.22	$(0.03)	$0.50

Diluted earnings (loss) per share	$(0.34)	$0.22	$(0.03)	$0.49

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2001	2000
Operating activities
Net income (loss)	$(8)	$150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	394	375
Pre-opening expense	2	2
Impairment losses and other, net	175	37
Change in working capital components	12	(26)
Change in deferred income taxes	(73)	10
Other	(14)	30

Net cash provided by operating activities	488	578

Investing activities
Capital expenditures	(351)	(269)
Pre-opening expense	(2)	(2)
Change in investments	(2)	1
Acquisitions, net of cash acquired	(48)	—
Other	2	50

Net cash used in investing activities	(401)	(220)

Financing activities
Change in credit facilities and commercial paper	(934)	(1,198)
Payments on debt	—	(6)
Proceeds from issuance of notes	772	900
Purchases of treasury stock	(59)	(128)
Proceeds from exercise of stock options	68	39
Other	(10)	(11)

Net cash used in financing activities	(163)	(404)

Decrease in cash and equivalents	(76)	(46)
Cash and equivalents at beginning of period	321	346

Cash and equivalents at end of period	$245	$300

Supplemental Disclosures of Cash Flow Information Cash paid for:
Interest, net of amounts capitalized	$301	$296

Income taxes, net of refunds	$18	$85

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. The Company

    Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. The Company is primarily engaged in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates a total of 28 casinos, including 17 wholly owned casino hotels located in the United States; of which 8 are located in Nevada; 4 are located in Atlantic City, New Jersey; and 5 are located in Mississippi. The Company has an 82 percent owned and managed riverboat casino in Harrison County, Indiana and a 49.9 percent owned and managed riverboat casino in New Orleans. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa, and has an interest in two casinos on cruise ships. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

Note 2. Basis of Presentation

    The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated.

    The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three- and nine-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Reclassifications

    The consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

    In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $32 million and $85 million of slot club "cash back" rewards, previously shown as casino expenses, were reclassified as a reduction of casino revenues for the three and nine months ended September 30, 2000, respectively. This did not have any effect on previously reported operating income or net income.

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. It also further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for business combinations initiated after June 30, 2001.

    Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, calendar-year companies would be required to adopt SFAS No. 142 effective January 1, 2002.

    The Company is currently reviewing these standards to determine the impact of adoption on accounting and financial reporting practices related to previous business combinations and the resulting goodwill recorded. During the nine months ended September 30, 2001, the Company recorded approximately $37 million in goodwill amortization, which under the new standards would cease effective January 2002. The Company is evaluating goodwill to determine if it has any separable intangibles with finite lives that will continue to be amortized under SFAS No. 142.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

Note 3. Stock Repurchase

    The Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through September 30, 2001, the Company has repurchased a total of 21.1 million shares of its common stock at an average price of $11.52 resulting in 18.9 million shares remaining available under the stock repurchase program.

Note 4. Earnings (Loss) Per Share

    Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended September 30, 2001 and 2000 was 299 million and 300 million, respectively, and 298 million and 302 million for the nine months ended September 30, 2001 and 2000, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 8 million and 7 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 2001, the assumed exercise of stock options would have increased the weighted-average shares by 3 million and 4 million, respectively, however, the additional shares were excluded from the EPS calculations because of the net losses experienced during those periods.

Note 5. Comprehensive Income (Loss)

    Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(101)	$67	$(8)	$150
Currency translation adjustment	(3)	—	(6)	(1)

Comprehensive income (loss)	$(104)	$67	$(14)	$149

Note 6. Long-Term Debt

    Long-term debt is as follows (in millions):

	September 30, 2001	December 31, 2000
Senior and senior subordinated notes, net of unamortized discount of $7 million and $5 million, respectively	$3,393	$2,620
Credit facilities	1,830	2,720
Commercial paper	10	54
Other	4	4

	5,237	5,398
Less current maturities	(1)	(1)

Net long-term debt	$5,236	$5,397

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

    In August 2001, the Company issued $425 million of 7.50% senior notes due 2009 through a private placement offering to institutional investors. The Company has commenced an exchange of these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior indebtedness and are senior to all of the Company's subordinated indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    The Company amended its credit facilities in August 2001 resulting in the following credit facilities being in place: (1) a $1.5 billion 364-day revolving credit facility and (2) a $2.0 billion multi-year facility expiring in December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility.

    The credit facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined) of 4.75 to 1.00 (adjusting to 4.50 to 1.00 in March 2002) and a minimum interest coverage ratio (ebitda, as defined, to interest expense) of 2.75 to 1.00 (adjusting to 3.00 to 1.00 in

June 2002). The Company was in compliance with both covenants as of September 30, 2001. In connection with the uncertainties created by the September 11 terrorist attacks, these financial covenants were modified in early November 2001. The maximum leverage covenant was increased to 5.50 to 1.00 through June 2002. The maximum leverage covenant adjusts to 5.25 to 1.00 in September 2002, 5.00 to 1.00 in December 2002, and 4.50 to 1.00 thereafter. The minimum interest coverage covenant is reduced to 2.50 to 1.00 through September 2002 and 2.75 to 1.00 thereafter. Concurrent with these covenant modifications, the Company reduced the 364-day revolving facility from $1.5 billion to $1.3 billion.

Note 7. Investment and Fixed Asset Impairments

    During the third quarter of 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. In addition, the Company recognized impairment losses on the Las Vegas Hilton and the planned sale of the Flamingo Reno totaling $143 million.

Investment in Aladdin Notes

    In February 1999, the Company purchased approximately 30 percent of the senior discount notes of Aladdin Gaming Holdings, LLC, the parent company of Aladdin Gaming, LLC d.b.a. Aladdin Resort and Casino ("Aladdin") in the open market. The Aladdin is adjacent to Paris/Bally's on the Las Vegas Strip. During the next two years, the Company purchased an additional 3 percent of the senior discount notes for a total ownership of approximately one-third of the outstanding notes. These notes are subordinate to the Aladdin's senior bank debt and asset-secured bank financing. In September 2001, the Aladdin filed for bankruptcy. Based on that event and the property's poor operating results and current economic slow-down, the Company decided to write-off its total investment in the Aladdin Gaming Holdings, LLC notes of approximately $29 million.

Las Vegas Hilton

    In July 2000, a definitive agreement was signed that would have resulted in the sale of the property, building and equipment of the Las Vegas Hilton for a base price of $300 million. The agreement provided that Park Place would retain receivables relating to high-end casino play, and would attempt to service high-end customers at other properties. As anticipated by the agreement, and once it was announced, high-end gaming customers gradually ceased play at the Las Vegas Hilton.

    During the third and fourth quarters of 2000, revenues began to reflect the loss of the high-end play without incremental locals' play or increased convention business. Operating income was also negatively impacted as costs associated with the high-end play could not be reduced as quickly because the property continued to provide service to the remaining high-end market pending closing of the sale. Additionally, the held-for-sale status affected the property's ability to compete for other casino business.

    In January 2001, the purchaser failed to further extend the closing date and did not complete the transaction, thereby breaching the terms of the agreement. The Company ceased its efforts to sell the property and continued to operate it in the normal course, but with a focus on locals' play and convention business. However, the facilities were originally designed to cater to and accommodate high-end play as well as convention patrons. Therefore, the fixed assets and configuration of the property were not optimally suited to the new target markets.

    During 2001, revenues declined from $73 million in the first quarter to $48 million in the third quarter. Operating income during 2001 was $7 million in the first quarter, a loss of $3 million in the second quarter, and a loss of $14 million in the third quarter. The successive quarters of operating losses coupled with the significant reduction in convention and group visitation into Las Vegas resulting from the events of September 11 necessitated a review of the Las Vegas Hilton assets for impairment.

    Based on an analysis of expected future cash flows, an impairment existed. An independent appraisal company using a combination of future cash flow analysis and market/sales comparison analysis made an appraisal of the Las Vegas Hilton resulting in a fair value that was $124 million less than the carrying value of the assets. A $124 million write-down of fixed assets was made in the third quarter of 2001.

Flamingo Reno

    On October 5, 2001, the Company entered into an agreement to sell the Flamingo Reno. In anticipation of the sale, the facility was closed on October 23, 2001. The Company provided employees with 60 days of salary continuation from October 5, 2001 and health benefits through the end of 2001. The sale is expected to be completed in November 2001. As a result of the sales agreement, a $19 million loss was recognized in the third quarter of 2001. The loss includes the write-down of the assets to be sold and employee termination and other incremental costs of closing the property, net of the sales price.

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

    In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature.

Litigation

    Park Place and its subsidiaries are party to legal proceedings relating to the Bally and Hilton gaming businesses acquired in the spin-off and the Grand and Caesars gaming businesses acquired in 1998 and 1999. The Company is also involved in various other legal proceedings relating to a proposed project in Sullivan County, New York and in routine matters incidental to its business. The Company believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, and the "Legal Proceedings" section contained in this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Results of operations include our wholly owned subsidiaries and investments accounted for under the equity method of accounting. We currently operate the following portfolio of properties under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brand names:

  •
  eight casino hotels in Nevada;

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

    The following discussion presents an analysis of the results of operations for the three and nine months ended September 30, 2001 and 2000. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expenses, investment loss and impairment losses and other, net) is presented supplementally in the tables below and in the discussion of operating results because this is how we review and analyze the results of each property. EBITDA can be computed directly from our consolidated statements of operations by adding the amounts shown for (1) depreciation and amortization, (2) pre-opening expense, and (3) impairment losses and other, net to operating income (which is income before interest, taxes and investment loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Comparison of Three and Nine Months Ended September 30, 2001 and 2000

    A summary of our consolidated revenue and earnings for the three and nine months ended September 30, 2001 and 2000 is as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenue	$1,222	$1,247	$3,621	$3,673
Operating income (loss)	(18)	222	345	586
Net income (loss)	(101)	67	(8)	150
Basic earnings (loss) per share	(0.34)	0.22	(0.03)	0.50
Diluted earnings (loss) per share	(0.34)	0.22	(0.03)	0.49
Other operating data:
EBITDA	$259	$338	$884	$1,000

    We recorded a net loss of $101 million or diluted loss per share of $0.34 for the three months ended September 30, 2001, compared with net income of $67 million or diluted earnings per share of $0.22 for the three months ended September 30, 2000. The current-period results were negatively impacted by write-downs totaling $175 million ($117 million net of tax or $0.39 per share) primarily associated with the Las Vegas Hilton asset impairment, the loss on sale of the Flamingo Reno, and the write-down of our investment in the Aladdin notes. In addition, revenues declined significantly, especially in the Las Vegas market, due to the impact on travel and leisure spending resulting from the September 11 terrorist attacks.

    For the nine months ended September 30, 2001, we recorded a net loss of $8 million or diluted loss per share of $0.03 compared with net income of $150 million or diluted earnings per share of $0.49 in the prior-year period. The results for the nine months ended September 30, 2001 include the $175 million ($117 million net of tax or $0.39 per share) in asset impairments noted above. Results for the nine months ended September 30, 2000 included a $37 million net loss ($24 million net of tax or $0.08 per diluted share) associated with a prior write-down of Las Vegas Hilton assets and the net impact of the sale of the Flamingo Kansas City Riverboat Casino.

Western Region

	Revenues				EBITDA
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,				September 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	(in millions)
Paris/Bally's	$153	$164	$506	$507	$30	$46	$140	$154
Caesars Palace	105	115	369	377	3	26	68	94
Flamingo Las Vegas	70	75	225	236	20	25	77	88
Las Vegas Hilton	48	58	175	208	(5)	(1)	17	29
Other	106	115	301	306	12	25	43	62

Total Western Region	$482	$527	$1,576	$1,634	$60	$121	$345	$427

    The revenue and EBITDA declines during the third quarter of 2001 were primarily due to the overall business disruption associated with the September 11 attacks as well as a low hold percentage in Las Vegas, which compounded the region's shortfalls. Occupancy for the Western Region was 90 percent for the three months ended September 30, 2001 compared to 94 percent for the three months ended September 30, 2000. The average room rate was $83 in both quarters.

    For the nine months ended September 30, 2001, EBITDA was impacted by energy costs that were nearly $15 million higher than the prior year in addition to the third quarter items noted above. For the nine months ended September 30, 2001, occupancy for the Western Region was 92 percent and the average room rate was $91 compared to 93 percent occupancy and an $88 average room rate in the corresponding prior-year period.

    Paris/Bally's Las Vegas generated $30 million in EBITDA during the third quarter through September 10 and operated at break-even for the last 20 days of the quarter. The $16 million decline in EBITDA during this quarter erased the strong performances posted during the first two quarters of 2001, resulting in a $14 million decline between the nine-month periods.

    Caesars Palace operations during the third quarter were not only impacted by the September 11 attacks but also a 3 percentage point lower table hold versus last year as well as higher marketing costs associated with high-end table play.

    Flamingo Las Vegas reported EBITDA of $20 million in the third quarter of 2001 compared to $25 million last year, while the Las Vegas Hilton recorded an EBITDA loss of $5 million in the third quarter of 2001 versus a loss of $1 million last year.

Eastern Region

	Revenues				EBITDA
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,				September 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	(in millions)
Bally's Atlantic City	$156	$160	$437	$442	$55	$58	$136	$144
Caesars Atlantic City	141	139	378	382	51	55	122	127
Atlantic City Hilton	85	88	244	248	23	24	56	61
Other	44	2	61	7	7	1	12	4

Total Eastern Region	$426	$389	$1,120	$1,079	$136	$138	$326	$336

    Eastern Region fundamentals remained strong throughout the third quarter as gaming volumes rebounded following the September 11 terrorist attacks. The third quarter operating results were also enhanced by the June 1 addition of the Claridge Hotel and Casino to our portfolio of properties. The average room rate for the Eastern Region was $100 in the third quarter of 2001 compared to $104 in the third quarter of 2000. Occupancy was 98 percent this year compared to 99 percent last year.

    In addition to the impact of the September 11 events on the third quarter results, inclement weather during the first quarter of 2001 and increased energy costs during all three quarters combined for a $10 million decline in EBITDA for the nine months ended September 30, 2001 compared to the prior year. For the nine months ended September 30, 2001, occupancy for the Eastern Region was 98 percent and the average room rate was $93 compared to 97 percent occupancy and a $94 average room rate in the corresponding prior-year period.

    For the three months ended September 30, 2001, EBITDA at Bally's Atlantic City declined $3 million compared to the prior year primarily due to lower gaming volumes. For the nine months ended September 30, 2001, EBITDA decreased $8 million primarily due to a 4 percent decline in table game volume partially offset by a 1 percent increase in slot handle.

    Caesars Atlantic City experienced a $4 million decrease in EBITDA during the third quarter of 2001 primarily due to increased expenses. EBITDA declined $5 million during the nine months ended September 30, 2001 compared to the prior year due to a 5 percent decrease in table game drop offset by a 4 percent increase in slot volumes.

    EBITDA at the Atlantic City Hilton decreased $1 million for the three months ended September 30, 2001 due to slight declines in table game volume and slot hold percentage. For the nine months ended September 30, 2001, EBITDA was $5 million less than the comparable period of the prior year primarily due to a 3 percent decline in table game volume and increased promotional expenditures, partially offset by a 4 percent increase in slot handle.

    We began operating the Claridge on June 1, 2001. While the property contributed only modestly to Eastern Region operating results, its location adjacent to Bally's Atlantic City provides additional capacity to our existing Boardwalk complex. We recently announced that we intend to build a connector bridge between the Claridge and Bally's Atlantic City and are currently evaluating other revenue enhancing and cost savings plans as part of the strategic integration of the Claridge.

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

    In October 2001, the governor of New York signed into law legislation that would significantly expand gaming opportunities in the state. We are currently working with the Saint Regis Mohawk Tribe to develop a gaming facility in Sullivan County, New York. (See "Other Developments—Saint Regis Mohawk Tribe" below for additional information on this agreement.) We cannot predict if this or other gaming facilities in New York will ultimately be completed or how this may affect our Atlantic City operating results.

Mid-South Region

	Revenues				EBITDA
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,				September 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	(in millions)
Grand Biloxi	$63	$69	$185	$190	$12	$19	$44	$51
Caesars Indiana	57	50	162	145	15	14	44	38
Grand Gulfport	50	50	145	145	12	11	37	34
Grand Tunica	58	65	170	192	10	12	32	42
Other	49	52	150	162	6	8	25	29

Total Mid-South Region	$277	$286	$812	$834	$55	$64	$182	$194

    The Mid-South Region also experienced lower gaming volumes immediately after the attacks, however, visitation rebounded close to pre-September 11 levels by the end of the quarter. For the second straight quarter, Grand Gulfport and Caesars Indiana generated EBITDA increases versus last year's results. However, the continued competitive pressure at the Tunica properties and a low hold percentage at Grand Biloxi resulted in a 14 percent regional decline in EBITDA from $64 million in the third quarter of 2000 to $55 million for this year's comparable quarter. The average room rate for the Mid-South Region was $58 in the third quarter of 2001 compared to $54 in the third quarter of 2000. Occupancy was 92 percent this year compared to 97 percent last year.

    For the nine months ended September 30, 2001, EBITDA was impacted by the September 11 events, energy costs that were approximately 30 percent higher than the prior year and continued competitive pressures at the Tunica properties. For the nine months ended September 30, 2001, occupancy for the Mid-South Region was 92 percent and the average room rate was $58 compared to 94 percent occupancy and a $53 average room rate in the corresponding prior-year period.

    Caesars Indiana recorded a 14 percent improvement in revenues to $57 million and a 7 percent improvement in EBITDA to $15 million during the third quarter of 2001. The increases were driven primarily by the addition of the new 500-room hotel that opened in late August. The $70 million hotel was completed on time and on budget.

    On the Gulf Coast, Grand Gulfport generated a 9 percent increase in EBITDA from $11 million in the third quarter of 2000 to $12 million in 2001 as the property continued to successfully market itself as a locals' destination.

    Quarterly results at Grand Biloxi were impacted by lower gaming volumes post September 11 and a 2 percentage point lower table hold during this year's third quarter. For the nine months ended September 30, 2001, table game volumes were up 6 percent while slot handle was down 7 percent.

    Grand Tunica's table game volumes were essentially flat with last year, however, slot volumes declined 14 percent in this quarter compared to last year due to the competitive situation in the Tunica market.

International

    On a combined basis, the International properties reported EBITDA of $23 million for the third quarter of 2001 compared to $28 million for the third quarter of 2000. International operations, like our domestic operations, were significantly impacted by the events of September 11. Table volumes, which had been relatively flat during the first two months of the third quarter, declined 6 percent for the entire quarter compared to the third quarter of 2000. Slot volumes were down 10 percent for the quarter, but only down a combined 4 percent during July and August. Occupancy for the International properties was 67 percent for the third quarter of 2001 compared to 66 percent for the third quarter of 2000. The average room rate was $83 compared to $89 in the prior year.

    For the nine months ended September 30, 2001, combined EBITDA for the International properties was $71 million, occupancy was 69 percent and the average room rate was $83 compared to EBITDA of $80 million, 70 percent occupancy and a $92 average room rate for the prior-year period.

Depreciation and Amortization

    For the three and nine months ended September 30, 2001, consolidated depreciation and amortization increased $18 million and $19 million, respectively. The increase is primarily due to elimination of depreciation on the Las Vegas Hilton from July 2000 to December 2000 while the property was being held for sale. Depreciation on the Las Vegas Hilton resumed in January 2001 after the purchaser failed to complete the transaction.

    Beginning in the fourth quarter of 2001, depreciation expense will be reduced by approximately $4 million on a quarterly basis reflecting the sale of the Flamingo Reno and the asset impairment of the Las Vegas Hilton.

Impairment Losses and Other, Net

    For the nine months ended September 30, 2000, impairment losses and other, net consisted of a $55 million impairment write-down of the Las Vegas Hilton (related to the proposed sale of the property) offset by an $18 million gain on the sale of the Flamingo Kansas City Riverboat Casino. During the third quarter of 2001, we recognized impairment losses on the Las Vegas Hilton and the planned sale of the Flamingo Reno totaling $143 million. (See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.)

Investment Loss

    During the third quarter of 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. (See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.)

Net Interest Expense

    Consolidated net interest expense decreased $11 million to $96 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. For the nine months ended September 30, 2001, net interest expense decreased $27 million from the same period last year to $294 million. The decrease in net interest expense was due primarily to a decline in the rates paid on variable-rate debt and a reduction in average long-term debt outstanding, partially offset by changes in the mix of fixed-rate and variable-rate debt. During 2001, we have issued $775 million of fixed-rate debt and used the proceeds to pay down variable-rate debt under our credit facilities. Capitalized interest was $4 million for the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, capitalized interest was $11 million and $5 million, respectively.

Income Taxes

    The effective income tax rates for the three and nine months ended September 30, 2001 were a benefit of 30.8 percent and tax of 131.6 percent, respectively. These effective tax rates were impacted by the net losses experienced during these periods compounded by the non-deductible amortization of goodwill. The effective income tax rates for the three and nine months ended September 30, 2000 were 40.9 percent and 43.0 percent, respectively. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes and generally exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    As of September 30, 2001, we had cash and cash equivalents of $245 million. Net cash provided by operating activities for the nine months ended September 30, 2001 was $488 million. In addition, we had availability under our credit facilities of approximately $1.7 billion at September 30, 2001. We expect to finance our operations and capital expenditures through cash flows from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings.

Investing Activities

    Investing cash flow activities include maintenance capital expenditures, new construction, improvement projects at existing facilities, and acquisitions. For the nine months ended September 30, 2001, net cash used in investing activities included $351 million related to capital expenditures for normal maintenance and expansion projects. Expansion projects primarily consisted of the 500-room hotel and 3,000-space parking garage at Caesars Indiana completed in August 2001 and master plan projects at Caesars Palace (including the Pool Villas, valet parking expansion, and 4,000-seat entertainment center "Colosseum").

    During 2001 we intend to spend approximately $285 million on maintenance capital expenditures at our casino properties, and up to $260 million, including our purchase of the Claridge, on selective expansion or improvement investments at certain of our existing properties. These projects include the addition of a golf course to the recently completed hotel and parking garage at Caesars Indiana and master plan projects at Caesars Palace, including the Pool Villas, valet parking expansion, and the

"Colosseum." We intend to continue to maintain our facilities in first-rate condition in order to preserve our competitive position.

    Following the September 11 attacks, we announced that we have delayed construction of the planned $475 million all-suites tower project at Caesars Palace Las Vegas to conserve capital and redesign the project to achieve greater operating efficiencies and a better return on investment.

Financing Activities

    During the nine months ended September 30, 2001, we were able to reduce our debt by approximately $161 million and repurchase 5.2 million shares of common stock at a total cost of $59 million with the net cash flow we generated, including $68 million in proceeds from stock options exercised.

    We amended our credit facilities in August 2001 resulting in the following credit facilities being in place: (1) a $1.5 billion 364-day revolving facility and (2) a $2.0 billion multi-year facility expiring in December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility.

    The credit facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined) of 4.75 to 1.00 (adjusting to 4.50 to 1.00 in March 2002) and a minimum interest coverage ratio (ebitda, as defined, to interest expense) of 2.75 to 1.00 (adjusting to 3.00 to 1.00 in June 2002). We were in compliance with both covenants as of September 30, 2001. In connection with the uncertainties created by the September 11 events, these financial covenants were modified in early November 2001. The maximum leverage covenant was increased to 5.50 to 1.00 through June 2002. The maximum leverage covenant adjusts to 5.25 to 1.00 in September 2002, 5.00 to 1.00 in December 2002, and 4.50 to 1.00 thereafter. The minimum interest coverage covenant is reduced to 2.50 to 1.00 through September 2002 and 2.75 to 1.00 thereafter. Concurrent with these covenant modifications, we reduced the 364-day revolving facility from $1.5 billion to $1.3 billion.

    We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. At September 30, 2001, we had $10 million outstanding under the commercial paper program.

    In January 1999, we filed a shelf registration statement (the "Shelf") with the United States Securities and Exchange Commission registering up to $1.0 billion in debt or equity securities. The terms of any securities offered pursuant to the Shelf will be determined by market conditions at the time of issuance. Availability under the Shelf at September 30, 2001 was approximately $200 million.

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

    In August 2001, we issued $425 million of 7.50% senior notes due 2009 through a private placement offering to institutional investors. We have commenced an exchange of these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

    Our Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through September 30, 2001, we have repurchased a total of 21.1 million shares of our common stock at an average price of $11.52 resulting in 18.9 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position.

OTHER DEVELOPMENTS

Saint Regis Mohawk Tribe

    We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project in the State of New York for a period of three years, or extended thereafter by mutual agreement. In the event such a casino project is developed, the parties also agreed to enter into a seven-year definitive management agreement whereby we will manage the casino in return for a management fee equal to 30 percent of the net profits. The agreement is subject to the approval of the National Indian Gaming Commission and the Tribe.

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

    On April 10, 2001, the Supreme Court for the State of New York in Albany County rendered a decision in an action entitled Keith L. Wright, et al. v. George E. Pataki and the State of New York ("Wright"). The Court held that the Tribal State Compact entered into between the Saint Regis Mohawk Tribe and the State of New York, authorizing gaming on the Mohawk lands, was void and unenforceable in the absence of legislative approval. The court further enjoined the defendants from implementing the Compact.

    In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature. This legislation eliminates the issues created by Wright as they relate to the Sullivan County project.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. It also further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for business combinations initiated after June 30, 2001.

    Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, calendar-year companies would be required to adopt SFAS No. 142 effective January 1, 2002.

    We are currently reviewing these standards to determine the impact of adoption on our accounting and financial reporting practices related to previous business combinations and the resulting goodwill recorded. During the nine months ended September 30, 2001, we recorded approximately $37 million in goodwill amortization, which under the new standards would cease effective January 2002. We are evaluating goodwill to determine if we have any separable intangibles with finite lives that will continue to be amortized under SFAS No. 142.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on our financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are party to legal proceedings relating to the Bally and Hilton gaming businesses acquired in the spin-off and the Grand and Caesars gaming businesses that we acquired in 1998 and 1999, respectively. We are also involved in various other legal proceedings related to routine matters incidental to our business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Grand Securities Litigation

    Grand and certain of Grand's current and former officers and directors were defendants in In Re Grand Casinos Inc. Securities Litigation filed on September 9, 1996 in the United States District Court in Minnesota. This action arose out of Grand's involvement in the Stratosphere project in which Grand was a dominant shareholder. The plaintiffs in the action, who were current or former Grand shareholders, alleged securities fraud, insider trading and the making of false statements concerning the Stratosphere project. The case was preliminarily settled on May 2, 2001 in consideration of a $9 million payment to plaintiffs made by Lakes Gaming Co., on behalf of Grand under an indemnification agreement between Lakes and Grand. On August 15, 2001, the Court entered its final judgment, which judgment approved the settlement and dismissed the action with prejudice.

Mohawk Litigation

    On October 15, 2001, Scutti Enterprises, LLC ("Scutti") filed an action against Park Place in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti's efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe's reserve in Akwesasne, New York. Scutti claims that Park Place wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1	Amendment No. 3 to Five Year Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A. as Administrative Agent.
4.2
Short Term Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent, and Co-Documentation Agents referred to therein, and Bank of America, N.A. as Administrative Agent.
4.3
Multi-Year Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Co-Documentation Agents, and Syndication Agent referred to therein, and Bank of America, N.A. as Administrative Agent.

(b) Reports on Form 8-K

    On August 16, 2001, the Company filed a Form 8-K dated August 15, 2001 disclosing the pricing of a private placement of senior notes.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)
Date: November 12, 2001
/s/ SCOTT A. LAPORTA Scott A. LaPorta Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
PARK PLACE ENTERTAINMENT CORPORATION INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in millions, except par value) (unaudited)
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts) (unaudited)
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES