Form 10-K405
period 2001-12-31
PARK PLACE ENTERTAINMENT CORP
filed 2002-03-29
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Based upon the March 15, 2002 New York Stock Exchange closing price of $10.40 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.9 billion. On that date, there were 301,710,133 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's definitive Proxy Statement in connection with the May 22, 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

General

        As used in this document, the terms "Park Place," "Company," "we," "our," and "us," refer to Park Place Entertainment Corporation and its subsidiaries as a combined entity except where it is clear that the terms mean only Park Place Entertainment Corporation.

        Park Place Entertainment Corporation is the world's largest gaming company, as measured by revenue, rooms and casino space. We own, operate, manage or have an interest in 28 properties in five countries—the United States, Canada, South Africa, Uruguay and Australia.

        Our brands are among the most respected and best recognized in the world: Caesars, Bally's, Flamingo, Hilton, Grand Casinos and Conrad. Together, our casino resorts feature two million square feet of gaming space, more than 28,000 hotel rooms, fine restaurants and a collection of theaters, showrooms, amphitheaters and other unique entertainment venues. We employ approximately 55,000 people worldwide and have our corporate headquarters in Las Vegas, Nevada. We reported net revenue of $4.6 billion in 2001.

        Our principal properties are leaders in the three largest gaming markets in the United States—the West (Nevada), the East (New Jersey and Delaware) and the Mid-South (Mississippi, Louisiana and southern Indiana).

        In December 1998, we became a separate and independent public company resulting from the split of the lodging and gaming operations of Hilton Hotels Corporation through a tax-free distribution of Hilton's gaming division to its stockholders. At the same time, we acquired the Mississippi gaming operations of Grand Casinos, Inc. ("Grand") through a merger. In December 1999, we acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc. for approximately $3 billion in cash.

        We own, operate or manage the casino properties as noted in the table below.

Name and Location	Approximate Casino Square Footage(1)	Approximate Number of Slots	Approximate Number of Tables	Approximate Number of Rooms/Suites
Domestic Casinos
Nevada
Caesars Palace	152,000	1,922	105	2,423
Paris Las Vegas	85,000	1,756	96	2,916
Bally's Las Vegas	83,000	1,663	70	2,814
Flamingo Las Vegas	77,000	2,283	89	3,518
Las Vegas Hilton	79,000	1,344	73	2,953
Caesars Tahoe(2)	42,000	1,099	58	440
Reno Hilton	109,000	1,500	65	2,003
Flamingo Laughlin	57,000	1,538	51	1,906
New Jersey
Bally's Atlantic City	164,000	4,320	144	1,246
Caesars Atlantic City	125,000	3,856	123	1,140
Atlantic City Hilton	60,000	2,024	84	804
Claridge Casino Hotel(3)	59,000	1,770	63	502

Mississippi
Grand Casino Biloxi	134,000	2,877	89	985
Grand Casino Gulfport	110,000	2,312	72	1,001
Grand Casino Tunica	140,000	2,464	93	1,356
Sheraton Casino & Hotel	33,000	1,291	41	134
Bally's Casino Tunica	47,000	1,309	40	235
Indiana
Caesars Indiana(4)	90,000	2,493	142	503
Louisiana
Bally's Casino New Orleans(5)	30,000	1,216	30	—
Delaware
Dover Downs(6)	76,000	2,000	—	—
International Casinos
Australia(7)
Conrad Jupiters Gold Coast	69,000	1,218	89	609
Conrad International Treasury Casino Brisbane	69,000	1,214	97	130
Uruguay
Conrad Punta del Este Resort and Casino(8)	41,000	518	78	302
Canada
Casino Nova Scotia—Halifax(9)	32,000	733	39	352
Casino Nova Scotia—Sydney(9)	16,000	372	11	—
Casino Windsor(10)	100,000	3,321	105	389
South Africa
Caesars Gauteng(11)	56,000	1,500	50	276
Caesars Palace at Sea(12)
S.S. Crystal Harmony	3,000	87	8	—
S.S. Crystal Symphony	4,000	114	8	—

(1)
Includes square footage attributable to race and sports books.
(2)
We lease the building that houses the hotel and casino and lease the underlying land pursuant to a long-term ground and structure lease.
(3)
We acquired the Claridge Casino Hotel on June 1, 2001.
(4)
We manage Caesars Indiana and own an 82 percent interest in a joint venture that owns this property. In August 2001, we opened a new 503-room hotel at Caesars Indiana.
(5)
We have a 49.9 percent ownership interest in and manage this property.
(6)
We provide management services to the casino at the Dover Downs racetrack in Delaware.
(7)
In February 2002, we entered into agreements to sell our 19.9 percent ownership in Jupiters Limited, which owns these two casinos. We will continue to manage these properties even after we sell our equity in Jupiters Limited.
(8)
We have a 46.4 percent ownership interest in and manage this property.
(9)
We have a 95 percent interest in Metropolitan Entertainment Group, which owns and operates the two properties on behalf of the Nova Scotia Gaming Corporation pursuant to an operating contract.
(10)
We have a 50 percent interest in Windsor Casino Limited, which operates Casino Windsor. The province of Ontario owns the complex.
(11)
We have a 25 percent interest in a joint venture that owns Caesars Gauteng and a 50 percent interest in a joint venture that manages Caesars Gauteng.
(12)
We operate the Caesars Palace at Sea casinos on two Crystal Cruises, Inc. cruise ships, the Symphony and the Harmony, only while the ships are in international waters.

Nevada Casinos

        We currently own and operate eight casino hotels in the state of Nevada: Caesars Palace, Paris Las Vegas, Bally's Las Vegas, Flamingo Las Vegas, Las Vegas Hilton, Caesars Tahoe, Reno Hilton, and Flamingo Laughlin.

        Each Nevada casino hotel is open 24 hours a day, seven days a week, and offers a variety of casino games and slot machines, race and sports books, restaurants and various entertainment and shopping venues.

Caesars Palace

        Caesars Palace, internationally renowned for over 35 years, is located on approximately 80 acres at the prominent "Four Corners" intersection of Flamingo and Las Vegas Boulevard on the Las Vegas Strip. Caesars Palace features 2,423 guest rooms and suites, approximately 152,000 square feet of gaming space and 16 restaurants. A 4.5 acre swimming pool complex, a 23,000 square foot spa/fitness facility, a wedding chapel and 110,000 square feet of meeting and convention space with an additional 49,000 square foot interim event/exhibit pavilion are also featured. Caesars Palace is also home to the Forum Shops, a highly themed shopping mall which features upscale boutiques, well known stores and dining from some of the world's premier chefs. Caesars Palace markets to upscale individual leisure guests and convention groups. In 2001, Caesars Palace completed two lavish 10,000 square foot pool villa suites and a new high-end gaming salon catering to premium customers. A 4,000-seat performing arts "Colosseum" is currently under construction and scheduled for completion in the first quarter of 2003. This venue is designed to provide the highest quality entertainment venue in Las Vegas and will initially serve as the three-year home for a theatrical spectacle featuring world renowned vocalist Celine Dion approximately 200 nights per year. The Colosseum will also be available to host other entertainment offerings.

Paris Las Vegas

        Paris Las Vegas opened in September 1999. Located on approximately 24 acres, Paris Las Vegas features 2,916 spacious guest rooms, an 85,000 square foot casino, eight French-inspired restaurants, five lounges, 120,000 square feet of meeting and convention space, 31,000 square feet of retail space, a two-acre pool and a European health spa. This Parisian-themed resort also features authentic replicas of famous French landmarks including a 50-story half-scale Eiffel Tower. Paris Las Vegas is connected to Bally's Las Vegas by a retail mall. Marketing efforts for Paris Las Vegas are directed toward convention groups and the mid- to upper mid-market.

Bally's Las Vegas

        Bally's Las Vegas is located on approximately 41 acres at the prominent "Four Corners" intersection of the Las Vegas Strip. This property, which is connected to Paris Las Vegas, features 2,814 guest rooms, an 83,000 square foot casino, nine restaurants, four lounges, 115,000 square feet of meeting and convention areas, 48,000 square feet of retail space, an Olympic-sized pool, tennis courts and a spa. Bally's Las Vegas also has a 1,040-seat showroom which attracts well known entertainers, as well as being home to one of the traditional Las Vegas shows, "Jubilee." Bally's Las Vegas caters to convention groups and the mid-market, including the group tour and travel segment. Bally's Las Vegas is currently connected to MGM Grand Las Vegas via a one-mile elevated public transit monorail. The monorail was acquired in September 2000 by The Las Vegas Monorail Company, a Nevada nonprofit corporation, which has commenced a system expansion project. When completed, the system will be approximately four miles long and will have seven stations directly connecting eight hotel-casinos (including Bally's Las Vegas, Flamingo Las Vegas and Las Vegas Hilton) on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Completion of the expanded monorail system is scheduled for early 2004.

Flamingo Las Vegas

        The Flamingo Las Vegas is located on approximately 27 acres at the center of the Las Vegas Strip, also at the prominent "Four Corners." This property features 3,518 guest rooms and suites, approximately 77,000 square feet of casino space, ten restaurants, approximately 66,000 square feet of meeting and convention area, 800 showroom seats, multiple pools and lagoons, tennis courts, a spa and health club, and a wedding chapel. The Flamingo Las Vegas focuses primarily on mid-market customers, particularly the group tour and travel market segment.

Las Vegas Hilton

        The Las Vegas Hilton is located on approximately 61 acres adjacent to the Las Vegas Convention Center. With this prominent convention location, the Las Vegas Hilton focuses its marketing toward convention groups. This property features 2,953 guest rooms and suites, approximately 79,000 square feet of casino space, 12 restaurants and 225,000 square feet of meeting and convention area. The property also includes a 1,600-seat showroom featuring top entertainers, a night club, and a spa and health club.

Caesars Tahoe

        Caesars Tahoe is located on the south shore of Lake Tahoe in Stateline, Nevada. This property features 440 guest rooms, a 42,000 square foot casino, five restaurants, a nightclub, a 1,500-seat showroom, a health spa, and approximately 16,000 square feet of meeting space. Caesars Tahoe draws a significant portion of its mid- to high-end resort destination travelers from the northern California area.

Reno Hilton

        The Reno Hilton, which is located on 145 acres, features 2,003 guest rooms and suites, a 109,000 square foot casino, nine restaurants, a lounge and approximately 190,000 square feet of meeting and convention space. This property is also complemented by recreational facilities including an outdoor golf driving range on a man-made lake, outdoor tennis courts, and a 24-hour bowling center. The Reno Hilton focuses primarily on the mid-market and convention groups, as well as the locals market.

Flamingo Laughlin

        The Flamingo Laughlin is located on 18 acres on the west bank of the Colorado River, 90 minutes south of Las Vegas. This property offers 1,906 guest rooms and suites, approximately 57,000 square feet of gaming space, five restaurants, a 300-seat showroom, a 26,000 square foot ballroom and convention center, a swimming pool and lighted tennis courts. The Flamingo Laughlin targets the budget and mid-market customer segments.

Cascata

        In addition to the Nevada casinos, we own and operate Cascata, a premier high-desert championship golf course in southern Nevada. This 18-hole Rees Jones designed course complements the amenities offered by our Las Vegas properties and is available to selected casino guests.

New Jersey Casinos

        In Atlantic City, New Jersey, the second largest gaming market in the United States, we own and operate four casino resorts along the famous Atlantic City Boardwalk.

        The Atlantic City casinos are open 24 hours a day, seven days a week, and feature table games and slot machines similar to those offered at our Nevada casino hotels. Atlantic City casinos are not permitted to operate sports books; however, Bally's Atlantic City and Caesars Atlantic City feature simulcast horse racing.

Bally's Atlantic City

        Bally's Atlantic City is located on an eight-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. With its strategic center location on the Boardwalk, over 2,800 parking spaces and a bus terminal, Bally's Atlantic City is strongly positioned to attract significant walk-in and drive-in business and focuses on high-end players and the mid-market segment, including the mid- to upper mid-market slot player segment. Including The Wild Wild West Casino, this property offers 1,246 guest rooms and suites, a 164,000 square foot casino, 60,000 square feet of meeting and convention space, 14 restaurants and a health spa.

Caesars Atlantic City

        Caesars Atlantic City is located on approximately ten acres at the center of the Boardwalk and features 1,140 guest rooms, approximately 125,000 square feet of casino space, ten restaurants, a 1,100-seat showroom and a health spa. Caesars Atlantic City also offers approximately 41,000 square feet of convention, meeting and banquet facilities, a multi-function grand ballroom and a four-story atrium to attract convention business as well as walk-in patrons from the Boardwalk.

        Caesars Atlantic City also owns the Ocean One retail mall. The Ocean One mall is constructed on a pier that extends 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. Ocean One contains approximately 400,000 square feet of restaurant and retail space on three floors.

Atlantic City Hilton

        The Atlantic City Hilton is located on approximately five acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to one of the major highways leading into Atlantic City. This location gives the Atlantic City Hilton an advantage in attracting destination-oriented customers arriving by automobile or bus. This property features 804 guest rooms, approximately 60,000 square feet of casino space, seven restaurants, a 1,200-seat theater, and a spa. The Atlantic City Hilton primarily focuses on personalized service for high-end and mid-market casino customers.

Claridge Casino Hotel

        We acquired the Claridge Casino Hotel on June 1, 2001. The Claridge, adjacent to Bally's Atlantic City, adds 502 rooms, 59,000 square feet of gaming space and 1,100 parking spaces to our center-Boardwalk complex. The classic exterior of the Claridge, carefully preserved in its original early 1930s design, houses slots and table games, a spa, a 600-seat theater featuring headline entertainment, and fine dining.

        An elevated pedestrian connector between the Claridge and Bally's Atlantic City is currently under construction. The new connector will add retail and meeting space to our center-Boardwalk resort corridor and allow consolidation of Claridge support facilities with Bally's Atlantic City.

Atlantic City Country Club

        We also own and operate the historic Atlantic City Country Club established in 1897 in Northfield, New Jersey. This premier 18-hole golf course was extensively renovated in 1999 and is approximately a 10-minute drive from our Atlantic City properties. This amenity is used exclusively for our guests.

Mississippi Casinos

        We own and operate five dockside casino hotels in Mississippi: Grand Casino Biloxi, Grand Casino Gulfport, Grand Casino Tunica, Sheraton Casino & Hotel and Bally's Casino Tunica.

        The Mississippi casinos are open 24 hours a day, seven days a week, and feature table games and slot machines similar to those offered at our Nevada casino hotels. Mississippi casinos are not permitted to operate race and sports books.

Grand Casino Biloxi

        Grand Casino Biloxi is the largest dockside casino on the Mississippi Gulf Coast and is one of a few properties on the Mississippi Gulf Coast that is oriented east to west, thereby maximizing the property's visibility from the highway. This location attracts both mid-market and budget travelers arriving for day trips or overnight stays via automobile and bus. It also draws the convention market with its 30,000 square feet of convention space. Grand Casino Biloxi features approximately 134,000 square feet of gaming space, ten restaurants, 985 hotel rooms, a spa, a childcare entertainment center, and a 1,800-seat show theater. To better accommodate our guests, we opened a 1,200 space parking garage in July 2001.

Grand Casino Gulfport

        Grand Casino Gulfport is a dockside casino on the Mississippi Gulf Coast that includes approximately 110,000 square feet of gaming area. Other amenities at this beachside resort include seven restaurants, a childcare entertainment center, a tropical pool with a lazy river, an arcade, a 500-seat theater, a spa, and 1,001 hotel rooms. The customer base at this property is primarily comprised of the locals market arriving by automobile and bus.

        We own and operate the Grand Bear Golf Course on the Mississippi Gulf Coast which is strategically situated between the Grand Biloxi and Grand Gulfport properties. This 18-hole course designed by Jack Nicklaus is considered the premier golf course in the region. The course is available exclusively to our hotel and gaming guests.

Grand Casino Tunica

        Grand Casino Tunica is located in Tunica County, Mississippi, approximately 15 miles south of the Memphis, Tennessee metropolitan area. Grand Casino Tunica is the largest dockside casino in Mississippi. Grand Casino Tunica is a 400,000 square foot, three-story, casino complex containing approximately 140,000 square feet of gaming space. Three hotels provide an aggregate of 1,356 rooms. To attract the mid-market, extended stay customers, Grand Casino Tunica is complemented by eight restaurants, an 18-hole Hale Irwin designed championship golf course and driving range, a spa, a recreational vehicle park and a sporting clays course. This property also has a 2,500-seat event center featuring headline entertainers and sporting events.

Other Mississippi Casinos

        The Sheraton Casino & Hotel is also located in Tunica County, Mississippi and consists of 33,000 square feet of gaming space, an attached hotel with 134 rooms, and three restaurants and bars. Bally's Casino Tunica, primarily a "locals" casino, features a 47,000 square foot casino, a 235-room hotel, and an adjacent land-based facility with entertainment facilities and three restaurants.

Indiana Casino

        In southern Indiana, across the Ohio River from Louisville, Kentucky, is Caesars Indiana, which we operate and in which we have an 82 percent equity interest. The resort's "Glory of Rome" riverboat casino is 450 feet long, 100 feet wide and four stories high, and is the largest cruising gaming vessel in the world. The riverboat is comprised of four decks including seven themed casinos offering 90,000 square feet of gaming space. A 170,000 square foot pavilion houses retail space, eight restaurants, and 24,000 square feet of convention space, including a 1,500-seat sports and entertainment coliseum. In August 2001, Caesars Indiana opened a new 503-room hotel. In 2002, Caesars Indiana will open an 18-hole championship golf course, Chariot Run.

Louisiana Casino

        We have a 49.9 percent ownership interest in the Belle of Orleans, L.L.C. ("Belle") which owns Bally's Casino New Orleans, a 30,000 square foot riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. Metro Riverboat Associates, Inc. owns the remaining 50.1 percent ownership interest in the Belle. We manage this casino under a management agreement with the Belle.

Delaware Operations

        We provide management services to the casino at the Dover Downs racetrack in Delaware, which has approximately 2,000 slot machines. The casino is part of the Dover Downs complex, which features live automobile racing, live harness racing November through April, fine dining, and entertainment. The completion of the Dover Downs Hotel and Conference Center, featuring 240 guest rooms and suites and a state-of-the-art entertainment and conference center, is scheduled for the first half of 2002.

International Casinos

        We operate seven international casino resorts on four continents, Australia, North America, South America and South Africa, as well as two casinos on international cruise ships.

Australia

        In Australia, we operate two casino resorts under a management agreement with Jupiters Limited, an Australian public company. Jupiters Limited owns two casino resorts in Queensland, Australia, Conrad Jupiters Gold Coast and Conrad International Treasury Casino Brisbane. We currently have a 19.9 percent ownership interest in Jupiters Limited. However, in February 2002, we entered into an agreement with Jupiters Limited, whereby it will purchase 50 percent of our equity in Jupiters Limited. We also entered into a separate agreement to sell our remaining equity in Jupiters Limited to institutional investors. After-tax proceeds of these two transactions are currently estimated at $100 million and will be used to repay bank debt. The agreements are subject to shareholder, regulatory, and governmental approvals and financing arrangements by Jupiters Limited. The transactions are expected to be completed in the second quarter of 2002. Although we have agreed to sell our equity in Jupiters Limited, we will continue to manage the two Jupiters' Queensland casinos.

        Conrad Jupiters is located in Broadbeach, Queensland and is surrounded by lush tropical gardens. This property, which is open 24 hours a day, features 609 hotel rooms, approximately 69,000 square feet of gaming space, a convention center and a 1,000-seat showroom. There is also a health center with a pool, spa, tennis and squash courts and a gym. Conrad Treasury is located in the central business district of Brisbane, Queensland's capital city. The casino is approximately 69,000 square feet in total, located on three levels of the Victoria-era Treasury building. The 130-room hotel is located in the historic Lands Administration Building, featuring Edwardian Baroque architecture and historic sandstone walls. The Conrad International Treasury Casino Brisbane has the exclusive right to conduct casino gaming in Brisbane until 2005. Both Conrad Jupiters and Conrad Treasury attract a significant portion of their customers from the local as well as the interstate markets, while the individual premium players travel from various parts of Asia.

Uruguay

        In South America we operate, under a management agreement, the Conrad Punta del Este Resort and Casino, a five-star resort located on the beach in Punta del Este, Uruguay. The Conrad Punta del Este features 302 rooms and suites, both slot and table games, convention and meeting space, restaurants and shops, tennis courts, pools and a spa. The casino is open year round and 24 hours a day during the high season from December through February. A significant percentage of Conrad Punta del Este's customers travel from Brazil and Argentina and fluctuations in these countries' economies can affect this property's business. We also have a 46.4 percent ownership interest in Baluma Holdings S.A. that owns the resort.

Canada

        Metropolitan Entertainment Group, of which we own 95 percent, owns and operates Casino Nova Scotia Halifax in Halifax, Nova Scotia and Casino Nova Scotia Sydney, which is a stand-alone casino, in Sydney, Cape Breton, Nova Scotia.

        Casino Nova Scotia Halifax contains 32,000 square feet of casino space, 12,000 square feet of convention space, and three restaurants. We also own and operate the Sheraton Halifax Hotel featuring 352 guest rooms, 18,000 square feet of additional convention facilities, and a restaurant. This hotel is linked via pedway to the Casino Nova Scotia Halifax. Marketing efforts are focused toward convention guests.

        Casino Nova Scotia Sydney is attached to a local sports arena and features approximately 16,000 square feet of gaming space, a restaurant and a lounge. The customer base at this casino is comprised mostly of locals, with some junket play from Toronto and Montreal.

        We own 50 percent of Windsor Casino Limited, which operates Casino Windsor, a hotel/casino complex, under a management contract with its owner, the Province of Ontario, Canada. This property features a 100,000 square foot casino, 389 guest rooms, an 11,000 square foot ballroom and meeting rooms. Casino Windsor is located on the river in Windsor, Ontario, directly across from Detroit, Michigan.

South Africa

        The Caesars Gauteng casino resort, located in Johannesburg, South Africa is operated by a joint venture in which we own a 50 percent interest. In addition, we have a 25 percent ownership interest in the joint venture that owns Caesars Gauteng. This property features a 56,000 square foot casino, two hotels with a total of 276 guest rooms, 11 restaurants, and 65,000 square feet of convention facilities.

Other

        We operate the Caesars Palace at Sea casinos on two cruise ships, the Symphony and the Harmony, which are owned by Crystal Cruises, Inc. The casinos operate only when the ships are in international waters.

Other Developments

Saint Regis Mohawk Tribe

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York for a period of three years, or extended thereafter by mutual agreement. In November 2001, the parties also entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher's Country Club in Monticello, New York in return for a management fee equal to 30 percent of ebitda, as defined in the agreement. The management agreement is subject to the approval of the National Indian Gaming Commission.

        We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,450 acres for $40 million. Upon approval by the Bureau of Indian Affairs ("BIA"), approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Nation.

        As currently planned, the facility will include a 750-room hotel, 130,000 square feet of gaming space, 15,000 square feet of meeting space, restaurants and a spa.

        All of the agreements and plans relating to the development and management of this project are contingent upon various regulatory and governmental approvals, including execution of a compact between the Saint Regis Mohawk Tribe and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards. There is no guarantee that the requisite regulatory approvals will be received.

        In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region, and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature. The constitutionality of this legislation has been challenged. (For a discussion of such litigation, see Mohawk Litigation in Item 3. Legal Proceedings.)

Macau

        In the fourth quarter of 2001, Park Place, Mandalay Resort Group and a local Macau investor jointly submitted a tender proposal to the Macau Special Administrative Region seeking one of the three casino licenses that the Macau government intends to issue. Macau is a jurisdiction of the People's Republic of China and is adjacent to mainland China and Hong Kong. In February 2002, the Macau government advised the joint venture that it has selected three other proposals for initial negotiations and that the Company's joint venture is the first preferred alternate group. Therefore, if final negotiations between the Macau government and any of the three initial groups selected are not successfully completed, the joint venture would have the opportunity to negotiate with the Macau government for a gaming license.

Strategy

        We have assembled a portfolio of assets that generated $4.6 billion in net revenues in 2001. Our strategy is to expand our core business and create value by:

  •
  Driving profitable revenue growth through new product offerings and technological innovation;

  •
  Increasing operational effectiveness through consolidation, cost control, and productivity enhancements;

  •
  Developing profitable opportunities presented by new markets and new ventures; and

  •
  Exercising financial discipline through targeted capital spending and rigorous assessment of asset value as we continue to reduce our debt.

        In order to grow profitable revenues we intend to utilize our newly developed data warehouse and player recognition and rewards technology. This internally developed technology will allow us to more efficiently market, track and reward our customer base which should enhance our customer loyalty. In addition, we are building new amenities at our properties to offer more attractions to our existing and prospective customers. We are also pursuing consolidation and cost savings initiatives to increase operating leverage, which should translate revenue growth into accelerated earnings accretion.

        A key element of our strategy is the disciplined use of our capital to generate attractive returns while continuing to reduce outstanding debt. We continually evaluate potential acquisition or development opportunities and may at any time be negotiating to engage in transactions or developments both domestically and internationally. Additionally, we regularly evaluate all of our assets within our portfolio and have and will continue to consider disposition of assets that, in our opinion, do not represent the best use of our capital. All of these measures are intended to drive profits of our company and create additional shareholder value.

Marketing

        Our individual casinos target specific customer segments in their overall marketing promotions. These customer segments can be grouped into the following general categories: locals, convention groups, tour and travel groups, and free and independent travelers, comprised of budget-conscious travelers, middle-market guests, and high-end patrons. The locals, convention groups, and tour and travel groups can also be further stratified by income spending levels.

        The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment offerings, and occupancy rates in the hotels. Revenues from gaming operations vary depending upon the amount of gaming activity as well as variations in the odds for different games and chance. In addition to gaming activity, our properties to varying degrees generate revenues from hotel, restaurant, entertainment and other amenities which also vary due primarily to general economic conditions and competition.

        We market our properties with advertising and loyalty programs. Advertising includes the use of television, radio, magazines, billboards and other mediums, including direct mail. We also maintain marketing offices both domestically and internationally. Many of our properties have loyalty programs, whereby casino patrons can receive complimentary meals, lodging, and entertainment based on specified amounts of casino play. Most of these programs also have a "cash back" feature that rewards customers with points based on play that can be redeemed for cash. These programs provide a base of customer information that enables us to target specific customers for promotions that might induce them to visit our casinos. In December 2001, we launched the Park Place Connection card in Las Vegas, which ultimately will unify all of our casino player loyalty programs under a single, umbrella program. This program is designed to develop new revenue streams, and protect existing ones, by encouraging Park Place guests at each of our properties to visit our other casino resorts.

Nevada

        All of our Nevada properties are designed to enhance the entertainment experience of guests from each general category. Caesars Palace and Caesars Tahoe marketing efforts are directed at the mid- to high-end casino guests. Paris Las Vegas and Bally's Las Vegas direct their marketing efforts to the mid- to upper mid-market, including convention groups and tour and travel groups. The Reno Hilton and Las Vegas Hilton focus on meeting and convention groups. Our Flamingo Las Vegas and Flamingo Laughlin properties target the value-conscious and mid-market customers.

        As part of the marketing efforts to higher-end players, our Nevada properties invite selected customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, we have a special flight program through which we provide free air transportation on our owned or chartered aircraft to selected groups or persons. Generally, these persons either have established casino credit limits or cash on deposit in the casino and have previously evidenced a willingness to play substantial amounts at the casino.

New Jersey

        Our Atlantic City properties are positioned to attract significant walk-in traffic from the Boardwalk as well as drive in customers. Promotional dollars are spent on encouraging patrons arriving by car or bus to visit our properties. These promotions often include coupons that can be redeemed for cash upon entering the casino.

        Bally's Atlantic City and Caesars Atlantic City are linked by the Wild Wild West Casino and offer guests amenities that are designed to attract the mid- to upper mid-market player as well as high-end players. The Atlantic City Hilton focuses on personalized service for high-end and mid-market casino customers. The Claridge Casino Hotel, acquired in June 2001, is located adjacent to Bally's Atlantic City and is focused on value-conscious patrons.

Mid-South Region

        Our Indiana, Louisiana and Mississippi gaming operations are provided on dockside or functioning riverboat casinos. Bally's Casino Tunica is primarily a locals casino, while the Sheraton Casino & Hotel and Grand Tunica market to mid-market travelers. Grand Biloxi markets to the mid-market and budget-conscious traveler while Grand Gulfport targets the locals market arriving by automobile and bus. Bally's Casino New Orleans, near the French Quarter, attracts locals and mid-market casino patrons. Caesars Indiana targets the Louisville, Kentucky market with amenities that appeal to budget-conscious travelers through upper-market patrons.

Credit Policy

        We extend credit on a discretionary basis to qualified patrons, especially at our Las Vegas and Atlantic City properties, and to a much lesser extent at our other properties. We maintain strong controls over the extension of credit and evaluate each individual patron's creditworthiness before extending credit. Collection of our customers' debts is pursued by appropriate means, including legal proceedings when necessary, although the ultimate collectibility of customer receivables is impacted by many factors including changes in economic conditions in the patrons' home countries, changes in currency exchange rates, and judicial action.

Gaming Supervision and Controls

        Our casino activities are conducted by experienced personnel who are well trained and supervised. As is the case of any business that extensively involves the handling of cash, gaming operations at our properties are subject to risk of loss as a result of dishonesty. However, we believe that we have reduced the risk to the extent practicable without impeding play and within reasonable cost limitations through supervision of employees and other internal controls. Our audit and cash controls include: locked cash boxes on the casino floor; daily cash and coin counts performed by employees independent of casino operations; 24-hour observation and supervision of the gaming area; observation and recording of gaming and other areas by closed-circuit television; and computer monitoring of our slot machines.

Events of September 11, 2001

        The terrorist attacks of September 11, 2001 had a significant impact on the travel and tourism industries resulting in an overall reduction in visitation to many areas, especially the Las Vegas market. Disruption in air travel directly impacted visitation at our Las Vegas properties. Our regional markets in the eastern and midwestern areas of the United States, which are not as dependent on air travel, did not experience as much business disruption. The events on September 11, 2001, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect our business and results of operations in ways that cannot presently be predicted. Although we endeavor to obtain and maintain appropriate levels of insurance against extraordinary events, conditions in the marketplace make it unlikely that we will be able to maintain insurance against losses and interruptions caused by terrorist acts and acts of war.

Competition

        There is intense competition in the gaming industry. The proliferation and legalization of gaming in its various forms throughout the world impact our operations in varying degrees. The construction of new properties or the enhancement or expansion of existing properties in any market in which we operate could have a negative impact on our business in that market.

        During the past 25 years, legalized gaming has expanded from operating primarily in Nevada and New Jersey to the point where nearly every state has some form of gaming (including state-sponsored lotteries). "Las Vegas" style gaming is offered in many states, including the primary states in which we operate (Nevada, New Jersey, Mississippi, Indiana, and Louisiana). The business at our properties could be adversely affected if gaming were to be newly legalized or expanded under the laws of any state or locale located near our existing properties. Particularly, the legalization of gaming operations in jurisdictions located near or the expansion of casino gaming in Las Vegas, Atlantic City or the Gulf Coast of Mississippi could negatively affect our properties located there.

        We also compete with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region, and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The federal government has approved over 60 compacts with tribes in California, and casino-style gaming is now legal on those tribal lands. A proliferation of Native American gaming in New York or California, or a proliferation of Native American gaming in other areas located near our existing hotel casinos, may have an adverse effect on our operating results in those markets.

        Our competitors in Las Vegas have announced projects that, if completed, will add significant casino space and hotel rooms to this market. We cannot determine the impact on our business if these, or other similar projects, are completed. These projects would increase the competition in an already competitive environment.

        Certain competitors have begun construction on a 2000-room hotel/casino project in Atlantic City with an announced completion date in 2003. A second similar hotel/casino project adjacent to the first project has also been announced, however a specific timetable has not been disclosed. Other competitors have also announced projects that, if completed, will add significant casino space and hotel rooms to the Atlantic City market. Such new capacity could intensify competition in the Atlantic City marketplace, or alternatively, broaden Atlantic City's appeal to an expanded customer base. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our operating results.

        International gaming operations are expanding as is gaming on the Internet. Several of our competitors have secured, or are seeking, licenses to operate Internet casinos. We are evaluating the technological, legal, regulatory and economic aspects of Internet gaming. At this stage, we cannot determine the effect that Internet gaming has had, or will have in the future, on our operating results. However, the proliferation of Internet-based gaming and sports wagering could adversely impact our domestic and international operations.

Environmental Matters

        Park Place, like others in our industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (collectively, "Environmental Laws"). We endeavor to maintain compliance with Environmental Laws, but, from time to time, current or historical operations at our properties may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

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

Nevada Gaming Laws

        The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act (the "Nevada Act") and the regulations promulgated thereunder and various local regulations. Our Nevada gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and, depending on the facility's location, the Clark County Liquor and Gaming Licensing Board, Douglas County or the City of Reno, which we refer to collectively as the "Nevada Gaming Authorities."

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

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or any of our licensed subsidiaries in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and key employees of Park Place and our licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

        If the Nevada Gaming Commission determined that we or a licensed subsidiary violated the Nevada Act, it could limit, condition, suspend or revoke our gaming licenses. In addition, we, the licensed subsidiary, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Commission. Further, a supervisor could be appointed by the Nevada Gaming Commission to operate a licensed subsidiary's gaming establishment and, under specified circumstances, earnings generated during the supervisor's appointment, except for the reasonable rental value of the premises, could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license of a licensed subsidiary and the appointment of a supervisor could, or revocation of any gaming license would, have a material adverse effect on our gaming operations.

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

        The Nevada Act requires any person who acquires a beneficial ownership of more than 5 percent of our voting securities to report such acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10 percent of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10 percent, but not more than 15 percent, of our voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds our voting securities for investment purposes only. An institutional investor will be deemed to hold our voting securities for investment purposes if it acquired and holds our voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

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

        The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered publicly traded corporation, to file applications, be investigated and be found suitable to own the debt security of the registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then pursuant to the Nevada Act, the registered publicly traded corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

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

        We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the securities or the proceeds therefrom to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes. On December 20, 2000, the Nevada Gaming Commission granted us prior approval to make public offerings for a period of two years, subject to specified conditions, which we refer to as the "shelf approval." The shelf approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for the licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations issued by, us or an affiliate in a public offering under the shelf approval. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries, which we refer to as "stock restrictions." The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of any offering documents or the investment merits of the securities offered. Any representation to the contrary is unlawful.

        Prior approval of the Nevada Gaming Commission must be obtained with respect to a change in control of us through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby the person obtains control of us. Entities seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards before assuming control of the registered corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

  •
  a percentage of the gross gaming revenues received;

  •
  the number of gaming devices operated; or

  •
  the number of table games operated.

        A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.25 percent of gross gaming revenues.

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Control Board of the licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

  •
  knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

  •
  fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

  •
  engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

  •
  employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

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

        The New Jersey Commission has approved our corporate charter. The corporate charters of our subsidiaries that operate Bally's Atlantic City, the Atlantic City Hilton, Claridge Casino Hotel and Caesars Atlantic City and their privately-held affiliates likewise conform to the New Jersey Act's requirements described above for privately-held companies.

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

        With respect to debt securities, the New Jersey Commission generally requires a person holding 15 percent or more of a debt issue of a publicly traded affiliate of a casino licensee to qualify under the New Jersey Act. We cannot assure you that the New Jersey Commission will continue to apply the 15 percent threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. The New Jersey Commission may make an exception to the qualification requirement for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is not more than 20 percent of the total outstanding debt of the affiliate and not more than 50 percent of any outstanding publicly traded issue of the debt, and if the institutional investor meets the conditions specified in the above paragraph. As with equity securities, the New Jersey Commission may grant a waiver of qualification to institutional investors holding larger positions upon a showing of good cause and if the institutional investor meets all of the conditions specified in the above paragraph.

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

Mississippi Gaming Laws

        The ownership and operation of casino facilities in the State of Mississippi, such as those at Grand Casino Biloxi, Grand Casino Gulfport, Grand Casino Tunica, Sheraton Casino & Hotel and Bally's Casino Tunica, are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission").

        The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

        The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things:

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

  •
  the prevention of cheating and fraudulent practices;

  •
  providing a source of state and local revenues through taxation and licensing fees; and

  •
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

        The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2003.

        As of January 1, 2002, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming.

        We and any subsidiary of ours that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary") are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation (a "Registered Corporation") of our Mississippi Gaming Subsidiaries. A Registered Corporation is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and the Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of the Mississippi Gaming Subsidiaries.

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

We believe we have obtained or applied for all necessary findings of suitability with respect to such persons associated with us or the Mississippi Gaming Subsidiaries, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and any Mississippi Gaming Subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

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

  •
  pays the unsuitable person any dividend or other distribution upon such person's voting securities;

  •
  recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

  •
  pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

  •
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

  •
  pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

  •
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

        Under the regulations of the Mississippi Commission, none of our Mississippi Gaming Subsidiaries may guarantee a security issued by us or an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by us or the affiliated company, without the prior approval of the Mississippi Commission. The pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective, without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by our Mississippi Gaming Subsidiaries and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with securities offerings, subject to certain restrictions.

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

  •
  assure the financial stability of corporate gaming operations and their affiliates;

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

  •
  a percentage of the gross gaming revenues received by the casino operation,

  •
  the number of gaming devices operated by the casino, or

  •
  the number of table games operated by the casino.

        The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4 percent of gaming receipts of $50,000 or less per month, 6 percent of gaming receipts that exceed $50,000 but do not exceed $134,000 per month, and 8 percent of gaming receipts that exceed $134,000 per month.

        The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which our casino operations are located, equals approximately 4 percent of the gaming receipts.

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

        On March 24, 1994, the Louisiana Board's predecessor issued a riverboat gaming license to Belle of Orleans, L.L.C., a limited liability company in which we have a 49.9 percent interest. Belle of Orleans, L.L.C. commenced riverboat gaming operations in New Orleans on July 9, 1995. We are engaged in litigation with our 50.1 percent partner in the Belle of Orleans, L.L.C. See "Legal Proceedings" for a description of this litigation.

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

        The Louisiana Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee. Effective as of April 1, 2001, the State of Louisiana taxes riverboat gaming operations at the rate of 21.5 percent of net gaming proceeds. However, our riverboat at Bally's Casino New Orleans is subject to the following taxes on riverboat gaming operations effective as of April 1, 2001:

  •
  for any month in which Belle receives net gaming proceeds of less than $6 million, Belle must pay a tax equal to 18.5 percent of net gaming proceeds;

  •
  for any month in which Belle receives net gaming proceeds of at least $6 million but less than $8 million, Belle must pay a tax equal to 20.5 percent of net gaming proceeds for that month; and

  •
  for any month in which Belle receives net gaming proceeds of $8 million or more, Belle must pay a tax equal to 21.5 percent of net gaming proceeds for that month.

        Additionally, effective as of April 1, 2001, Belle is authorized to conduct dockside gaming activities, without the requirement to conduct cruises and excursions, provided that Belle complies with the following restrictions:

  •
  the riverboat conducts gaming activities in an area not exceeding 30,000 square feet in the aggregate;

  •
  the owner or operator of such riverboat does not participate directly or indirectly in the ownership, construction, operation, or subsidization of any hotel of a size exceeding 399 guest rooms within a distance of one mile from the berthing area of the licensed riverboat; and

  •
  such riverboat does not maintain or offer for patron or public use on the vessel or at its terminal, berthing area, or any hotel referred to above, more than 8,000 square feet of restaurant facilities in the aggregate, exclusive of food preparation and handling areas.

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

        Any person seeking to contract with the Delaware State Lottery Office for the provision of goods or services related to video lottery operations, including management services such as those we provide with respect to video lottery operation at the Dover Downs racetrack in Delaware, must be licensed by the Delaware State Lottery Office as a "technology provider." It is the ongoing duty of each technology provider licensee to notify the Director of the Lottery of any change in officers, partners, directors, key employees, video lottery operations employees or owners, collectively the "key individuals." An owner is a person who owns, directly or indirectly, 10 percent or more of an applicant or licensee. Key individuals are subject to a background investigation, and the failure of a key individual to satisfy a background investigation may constitute "cause" for the suspension or revocation of the technology provider's license. Our subsidiary has entered into an agreement to provide management services to the Lottery's agent that operates the video lottery machines at Dover Downs racetrack. Our subsidiary and its key officers have been found qualified as a technology provider.

Indiana Gaming Laws

        Our Indiana casino riverboat operations are subject to the provisions of Indiana Code 4-33 (the "Indiana Riverboat Act") and the licensing and regulatory control of the Indiana Gaming Commission, as well as various local, county, and state regulatory agencies.

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

        The Glory of Rome riverboat casino has been licensed to conduct gaming operations by the Indiana Gaming Commission pursuant to a license originally granted to RDI/Caesars Riverboat Casino, L.L.C., which we acquired from Starwood. An ownership interest in an owner's riverboat license may only be transferred after receiving approval from the Indiana Gaming Commission and upon compliance with the regulations issued under the Indiana Riverboat Act. The Indiana Gaming Commission approved the transfer of the interest in the riverboat owner's license to Park Place on March 30, 2000.

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

        A riverboat owner licensee or applicant (or affiliate thereof) may not enter into a debt transaction of $1.0 million or more without the prior approval of the Indiana Gaming Commission. The Indiana Gaming Commission rules require that:

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

        Indiana Gaming Commission regulations also require a licensee or applicant (or affiliate) to conduct due diligence to ensure that each person with whom the licensee or applicant (or affiliate) enters into a debt transaction would be suitable for licensure under the Indiana Riverboat Act.

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

Queensland, Australia Gaming Laws

        Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including us, our subsidiary that manages the Conrad Jupiters Gold Coast and the Conrad International Treasury Casino Brisbane and their principal stockholders, directors and officers, must be found suitable and/or licensed. A casino license once issued remains in force until surrendered or canceled. Queensland law defines the grounds for cancellation and, in that event, an administrator may be appointed to assume control of the casino hotel complex. The Queensland authorities have also conducted an investigation of, and have found suitable, us and our subsidiary BI Gaming Corp., which holds our Australian gaming assets.

        Queensland imposes taxes on gaming operations at the rate of 20 percent of gross gaming revenues, except that gaming revenues arising from persons or groups participating in special flight programs or "junkets" are taxed at a 10 percent rate. A casino community benefit levy of 1 percent of gross gaming revenues is also imposed.

Uruguay Gaming Laws

        Uruguay also has laws and regulations governing the establishment and operation of casino gaming. The Internal Auditors Bureau of Uruguay, under the authority of the Executive Power of the Oriental Republic of Uruguay, is responsible for establishing the terms under which casino operations are conducted, including suitability requirements of persons associated with gaming operations, authorized games, specifications for gaming equipment, security, surveillance and compliance. The Executive Power of the Oriental Republic of Uruguay has granted a concession to Baluma S.A., a corporation duly organized and existing under the laws of the Oriental Republic of Uruguay, as owner of the Conrad Punta del Este Resort and Casino to conduct casino operations. Uruguay imposes a casino concession fee on gaming operations conducted by the Punta del Este Resort and Casino at a fixed amount per fiscal year. Changes to these laws and regulations could have an adverse effect on our casino gaming operations in Uruguay.

Ontario, Canada Gaming Laws

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

Nova Scotia, Canada Gaming Laws

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

        Metropolitan is required to maintain registration as a casino operator with the NSAGA.

        Under the Gaming Control Act the NSAGA must be notified within 15 days of any change in the information contained in the application for the license including any change in the officers or directors of a partner of a casino operator or any change in the beneficial ownership of the casino operator.

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

        The Gauteng Gambling Board may recover from the applicant all reasonable expenses incurred by the Gauteng Gambling Board in conducting the necessary investigation in respect of the application. Where consent is not granted, the acquiring entity shall, within the prescribed period and in the manner prescribed or determined by the Gauteng Gambling Board, dispose of the interest in question. In addition, the casino license holder must notify the Gauteng Gambling Board of the acquiring entity's identity and address as soon as practicable after it becomes aware of the procurement of an interest in it. The Gauteng Gambling Board has issued a permanent license subject to certain operating conditions to our casino gaming operations in South Africa.

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

Headquarters

        Our principal executive offices are located at 3930 Howard Hughes Parkway, Las Vegas, Nevada 89109. Our telephone number is (702) 699-5000.

Employees

        At December 31, 2001, we had approximately 55,000 employees, of which approximately 19,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. On May 31, 2002, the collective bargaining agreement with the Hotel Employees and Restaurant Employees Union covering approximately 9,600 employees at our Las Vegas properties will expire. We expect to commence negotiations with the Hotel Employees and Restaurant Employees Union shortly for a new collective bargaining agreement. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the gaming industry generally. Although strikes of short duration have from time to time occurred at certain of our facilities, we believe our employee relations are satisfactory.

Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and business of the Company including:

  •
  statements relating to our business strategy; and

  •
  our current and future development plans.

        Further, statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or other words or expressions of similar meaning may identify forward-looking statements. These statements reflect our judgment on the date they are made and we undertake no duty to update such statements in the future. Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in the Company's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

        Although we believe that the expectations in these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as the competitive environment and government regulation, will be important in determining the Company's future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Park Place's subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company's business includes factors that management believes could cause Park Place's actual results to differ materially from expected and historical results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

  •
  The Company's operations are affected by changes in local and national general economic and market conditions in the locations where those operations are conducted and where customers live.

  •
  Our ability to meet our debt service obligations will depend on our future performance, which will be subject to many factors that are beyond our control.

  •
  Our Nevada properties are adversely affected by disruptions in air travel.

  •
  As described under "Competition," the Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotel and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. The growth in the number of guest rooms and casino capacity in Las Vegas, which increased sharply in recent years, and Atlantic City, which is currently undergoing the addition of two new hotel casinos may negatively affect our operating results. Additionally, the establishment of new large-scale gaming operations on Native American lands in the states of New York and California could adversely affect the operations of the Company properties in Atlantic City and Nevada.

  •
  As discussed under "Regulation and Licensing," the Company's gaming operations are highly regulated by governmental authorities. We will also become subject to regulation in any other jurisdiction where the Company conducts gaming in the future.

  •
  Changes in applicable laws or regulations could have a significant effect on our operations. Our ability to comply with gaming regulatory requirements, as well as possible changes in governmental and public acceptance of gaming could materially adversely affect our business.

  •
  The Company's properties are large consumers of electricity and other energy. Accordingly, the substantial increases in energy costs which have recently occurred and that we expect to continue will have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may adversely impact the number of customers who visit our properties and adversely impact our revenues.

  •
  Any future construction, including the Colosseum currently under construction at Caesars Palace in Las Vegas, can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project's budgets and schedules for competitive, aesthetic or other reasons and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any circumstances could give rise to delays in the completion of any project we undertake and/or cost overruns.

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state and local taxes. If enacted, such taxes would likely impact our cash flows and could impact our ability to meet debt service requirements and could materially adversely affect our business.

  •
  Claims have been brought against us in various legal proceedings, and additional legal and/or regulatory claims may arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies. See the further discussion under "Legal Proceedings" in Item 3 of this report.

  •
  There is intense competition to attract and retain management and key employees in the gaming industry. Our business could be adversely affected in the event of the inability to recruit or retain key personnel.

  •
  While Park Place from time to time communicates with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential business information. It should not be assumed that we agree with any statement or report issued by any analysts, irrespective of the content of the statement or report.

Item 2. PROPERTIES

        Casino hotels owned and operated, leased and managed by Park Place are listed and described in Item 1 of this report.

Item 3. LEGAL PROCEEDINGS

        The Company's subsidiaries are involved in various legal proceedings relating to routine matters of business. The Company is also party to legal proceedings relating to the Bally, Hilton, Grand and Caesars gaming businesses. The Company believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of these matters is not likely to have a material adverse effect upon its results of operations or financial position.

Belle of Orleans

        The Company's wholly owned subsidiary, Bally's Louisiana, Inc., owns 49.9 percent of the Belle of Orleans, L.L.C. The Belle owns and holds the riverboat gaming license to operate Bally's Casino New Orleans. Metro Riverboat Associates, Inc. owns the remaining 50.1 percent in the Belle. Bally's Louisiana and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, and the Belle entered into a management agreement providing for Bally's Louisiana to manage the casino. The parties are involved in numerous lawsuits, appeals and administrative hearings regarding their rights and obligations under those agreements. Cases are pending between the parties in the Civil District Court for the Parish of Orleans, the Nineteenth Judicial District Court for the Parish of East Baton Rouge, the Louisiana First and Fourth Circuit Courts of Appeal, the Louisiana Supreme Court, and the U.S. District Court for the Eastern District of Louisiana. Metro's claims involve assignments of the management agreements by previous wholly owned Bally's entities to Bally's Louisiana, as well as the effects of Hilton's merger with Bally Entertainment Corporation in 1996, and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998. Metro asserts that Bally's Louisiana is not entitled to manage the casino. Metro is seeking injunctive relief and unspecified damages. Metro has also filed an action in the United States District Court for the Eastern District of Louisiana against certain of Park Place's officers and directors and Bally's Louisiana. The lawsuit alleges civil racketeering and conspiracy activities among the named defendants and members of the Louisiana State Judiciary, the Louisiana Gaming Control Board, the Louisiana State Police, and the Louisiana Attorney General's office.

Bally Merger Litigation

        On December 19, 2001, the Delaware Supreme Court affirmed the trial court's decision dismissing all of the plaintiff's claims in a purported class action against Bally Entertainment Corporation, its directors and Hilton Hotels Corporation, under the caption Parnes v. Bally Entertainment Corporation, et al. The action arose from the merger of Bally into Hilton in December 1996.

Slot Machine Litigation

        On April 26, 1994, William H. Poulos brought a purported class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc. et al., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida—William Ahearn, et al. v. Caesars World, Inc. et al.—alleging substantially the same allegations against 48 defendants, including Park Place. On September 26, 1995, a third action was filed against 45 defendants, including Park Place, in the U.S. District Court for the District of Nevada—Larry Schreier, et al. v. Caesars World, Inc. et al. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influenced and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. The case has not been certified as a class action.

Las Vegas Hilton Sale Litigation

        In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to Las Vegas Convention Hotel, LLC, which failed to complete the transaction on the date set for closing. The Company filed a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract. The Company also filed a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants have filed actions against Park Place and Hilton Hotels Corporation in the Eighth Judicial District Court, which actions have been consolidated with Park Place's action in that Court, alleging breach of contract and tortious interference with contract, and seeking non-specific general, special, and punitive damages, specific performance to compel the sale of the property to plaintiffs at a purchase price less than that required under the original contract, and injunctive relief to prevent Park Place from selling the property to any other person.

Flixcorp Litigation

        Bally Data Systems, Inc. and Bally Entertainment Inc. are defendants in an action entitled Flixcorp of America, Ltd. v. Bally Data Systems, et al., filed in the Circuit Court of Cook County, Illinois in 1987. The litigation involves a breach of contract claim arising out of a purported agreement to develop and manufacture videotape dispensing machines. Plaintiffs allege $167 million in damages, while the companies strongly dispute both liability and damages. The matter is currently scheduled for trial in the third quarter of 2002.

Mohawk Litigation

        In April 2000, the Company entered into an agreement with the Saint Regis Mohawk Tribe pursuant to which we obtained the exclusive rights to develop a Class II or Class III casino project in the state of New York with the Tribe. There are various other parties alleging that the grant of rights to the Company somehow infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

        On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "tribal court" in Hogansburg, New York, against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. The Company believes that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that Park Place believes has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the Park Place action on the grounds that the Court lacked jurisdiction. In October 2000, Park Place appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2002, the Second Circuit remanded the matter to the District Court. During the pendency of the appeal, on March 21, 2001, the purported tribal court rendered a purported default judgment against Park Place in the approximate amount of $1.8 billion, which judgment Park Place refuses to recognize as valid. On or about June 27, 2001, the plaintiffs in the purported tribal court action commenced an action in the United States District Court for the Northern District of New York, seeking recognition and enforcement of the purported tribal court judgment as well as punitive damages of $5 million and certain other costs. Both Park Place and plaintiffs have moved for summary judgment and are awaiting a determination of their motions. Park Place is pursuing all necessary actions to enjoin any efforts to enforce the purported judgment.

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

        On November 13, 2000, Catskill Development, LLC, Mohawk Management LLC and Monticello Raceway Development Company LLC (collectively, "Catskill Development") filed an action against Park Place in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as an Indian gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that Park Place wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs alleged tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and sought over $3 billion in damages. On May 11, 2001, the District Court granted Park Place's motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling and the District Court reinstated one of the dismissed claims.

        On March 29, 2001, Park Place and its then general counsel, Clive Cummis, sued thirty individual tribal members in the Supreme Court of the State of New York, New York County, in the case of Park Place Entertainment et al. v. Marlene Arquette, et al., alleging malicious defamation and interference with contract in connection with the individuals' purported tribal court proceedings and media publication of their purported "default judgment" against Park Place, all of which has been injurious to the good name and reputation of Park Place and Plaintiffs. On November 14, 2001, the Court granted defendants' motion to transfer venue to Franklin County.

        On or about October 23, 2001, Scutti Enterprise, LLC commenced an action seeking over $500 million alleging that Park Place wrongfully interfered with its relationship with the Saint Regis Mohawk Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. On March 13, 2002, the court dismissed the complaint with prejudice.

        On or about January 29, 2002 two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as "games of chance," approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. Park Place has received consent of all parties in each action to intervene, and has sought to do so.

Stratosphere Stand-By Equity Commitment

        Grand is a defendant in Stratosphere Litigation, L.L.C. v. Grand Casinos, Inc. a Minnesota Corporation, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment was the subject of litigation in the U.S. District Court as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. On April 4, 2001, the U.S. District Court entered a judgment in favor of Grand on all counts and on May 4, 2001, plaintiffs appealed the judgment to the Ninth Circuit Court of Appeals. This lawsuit to which Grand and its subsidiaries are parties arose out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Grand, and Grand is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger). If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock trades on the New York Stock Exchange under the symbol "PPE." The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2000		2001
	High	Low	High	Low
First quarter	$12.25	$10.00	$12.13	$9.29
Second quarter	13.81	10.88	12.93	9.55
Third quarter	15.13	12.06	12.24	6.00
Fourth quarter	14.00	11.44	9.50	6.90

        As of March 15, 2002 there were approximately 11,000 holders of record of our common stock.

        Pursuant to the Amended and Restated Certificate of Incorporation, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors has approved a stock repurchase plan that authorizes the repurchase of up to 40 million shares of our common stock. Cumulatively, through December 31, 2001, we have repurchased 21.1 million shares of our common stock.

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

Item 6. SELECTED FINANCIAL DATA

        We have derived the following historical information from our audited financial statements for 1997 through 2001. The information is only a summary and should be read in conjunction with

Management's Discussion and Analysis in Item 7 and the historical financial statements and related notes in Item 8.

	Fiscal Years Ended or as of December 31,
	2001	2000	1999	1998	1997
	(dollars in millions, except per share amounts)
Results of Operations(1):
Total revenue(2)	$4,631	$4,658	$3,025	$2,200	$2,062
Total operating income	407	696	399	302	201
Income (loss) before cumulative effect of accounting change(3)	(24)	143	138	109	67
Income (loss) before cumulative effect of accounting change per share
Basic	$(0.08)	$0.48	$0.46	$0.42	$0.25
Diluted	$(0.08)	$0.46	$0.45	$0.42	$0.25
Other Operating Data:
Cash flows from
Operating activities	$633	$752	$519	$318	$375
Investing activities	(538)	(435)	(3,610)	(584)	(583)
Financing activities	(88)	(342)	3,055	449	175
EBITDA(4)	$1,078	$1,240	$778	$556	$512
Balance Sheet:
Cash and equivalents	$328	$321	$346	$382	$199
Total assets	10,808	10,995	11,151	7,174	5,630
Total debt	5,308	5,398	5,624	2,472	1,306
Total stockholders'/division equity	3,767	3,784	3,740	3,608	3,381

(1)
Operating results are significantly affected by the acquisition of the Grand Casino Mississippi properties (immediately following the spin-off of Park Place from Hilton) in December 1998 and the acquisition of Caesars World, Inc. in December 1999.

(2)
Revenues reflect reclassifications consistent with the consensus provisions of EITF 00-14 and EITF 00-22 adopted in 2001 relating to "cash back" rebates, refunds, coupons or other incentives. This did not impact operating income or net income.

(3)
Includes the total after-tax impact of pre-opening expenses, impairment losses, and other one-time amounts as follows: $118 million in 2001, $31 million in 2000, $47 million in 1999, $19 million in 1998, and $59 million in 1997.

(4)
EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, investment loss, asset impairments, and other one-time amounts. EBITDA is presented supplementally because this is how we review and analyze the results at each property. We have excluded one-time items, such as pre-opening expenses, investment loss, asset impairments, and the impact of asset sales, from EBITDA as these items do not impact operating results on a recurring basis. For 2001, one-time items totaled $177 million which included $2 million of pre-opening expenses, a $124 million impairment loss on the Las Vegas Hilton, a $19 million loss on the sale of the Flamingo Reno, and a $32 million loss primarily related to the write-off of senior discount notes of Aladdin Gaming Holdings, LLC. Pretax one-time items totaled $48 million in 2000 and consisted of $3 million of pre-opening expenses, an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million primarily related to fulfilling employment contracts with our deceased former president and chief executive officer, who passed away in October 2000. In 1999, we recognized a $26 million impairment loss associated with the planned sale of the Flamingo Reno and pre-opening expenses of $47 million primarily related to the opening of Paris Las Vegas. We recorded impairment losses of $16 million on a riverboat and $13 million in spin-off costs during 1998. Impairment losses and other costs associated with the closure of another riverboat totaled $96 million in 1997. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income (loss) before cumulative effect of accounting change) nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Results of operations include our wholly owned subsidiaries and investments accounted for under the equity method of accounting. After our merger with Grand Casinos, Inc. on December 31, 1998, the opening of Paris Las Vegas on September 1, 1999, our acquisition of Caesars World, Inc. and other gaming assets from Starwood Hotels & Resorts Worldwide, Inc. on December 29, 1999, and our purchase of the Claridge Casino Hotel on June 1, 2001, we operate the following portfolio of properties under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, Claridge, and Conrad brand names:

  •
  eight casino hotels in Nevada;

  •
  four casino hotels in Atlantic City, New Jersey;

  •
  five dockside casinos in Mississippi;

  •
  an 82 percent owned and managed riverboat casino in Indiana;

  •
  a 49.9 percent owned and managed riverboat casino in New Orleans;

  •
  three partially owned and/or managed casino hotels in Canada;

  •
  two partially owned and managed casino hotels in Australia (we have entered into agreements to sell our ownership interests in the parent company of these casino hotels, although we will continue to manage them);

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

        On September 1, 1999, we opened the 2,916 room Paris Las Vegas on the Las Vegas Strip. On December 29, 1999, we completed our acquisition of Caesars World, Inc. As a result of the Caesars acquisition, we now own Caesars Palace, Caesars Atlantic City, Caesars Tahoe, Sheraton Casino & Hotel Tunica, an 82 percent interest in Caesars Indiana, a 95 percent interest in Casino Nova Scotia Sydney and Casino Nova Scotia Halifax, a 25 percent interest in Caesars Gauteng, a 50 percent interest in the management company of Casino Windsor in Ontario, Canada, an interest in Caesars Palace at Sea, and we manage the slot operations at the Dover Downs racetrack in Delaware. Only two days of the results of operations for the Caesars properties are included in our consolidated statement of operations for the year ended December 31, 1999, as the acquisition was completed on December 29, 1999.

        The following discussion presents an analysis of our results of operations for the years ended December 31, 2001, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation, amortization, pre-opening expenses, investment loss, and "Impairment losses and other, net") is presented supplementally in the tables below and in the discussion of our operating results because this is how we review and analyze the results of each property. EBITDA can be computed directly from our consolidated statements of income by adding the amounts shown for (1) depreciation and amortization, (2) pre-opening expense, and (3) "Impairment losses and other, net" to operating income (which is income before interest, taxes and investment loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, (such as operating income or net income (loss)), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Comparison of December 31, 2001 with December 31, 2000

        A summary of our consolidated revenue and earnings for the years ended December 31, 2001 and 2000 is as follows (in millions, except per share amounts):

	2001	2000
Revenue	$4,631	$4,658
Operating income	407	696
Net income (loss)	(24)	143
Basic earnings (loss) per share	(0.08)	0.48
Diluted earnings (loss) per share	(0.08)	0.46
Other operating data:
Cash flows from operating activities	$633	$752
Cash flows from investing activities	(538)	(435)
Cash flows from financing activities	(88)	(342)
EBITDA	1,078	1,240

        For the year ended December 31, 2001, we recorded a net loss of $24 million or a loss per share of $0.08 compared to net income of $143 million or diluted earnings per share of $0.46 for the year ended December 31, 2000. Current-year results were negatively impacted by pre-opening expenses of $2 million, asset write-downs and investment losses totaling $175 million ($117 million net of tax or $0.39 per share) consisting of a $124 million impairment loss on the Las Vegas Hilton, a $19 million impairment loss on sale of the Flamingo Reno, and investment losses totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. In addition, earnings declined significantly, especially in the Las Vegas market, due to the impact on travel and leisure spending resulting from the September 11, 2001 terrorist attacks. Results for 2000 were impacted by pre-opening expenses of $3 million and net impairment and other losses totaling $45 million ($29 million net of tax or $0.09 per diluted share) consisting of an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million related to fulfilling employment contract obligations with our deceased former president and chief executive officer.

Western Region

	Revenues Year ended December 31,		EBITDA Year ended December 31,
	2001	2000	2001	2000
	(in millions)
Paris/Bally's	$650	$667	$167	$194
Caesars Palace	496	490	87	119
Flamingo Las Vegas	288	312	91	116
Other	603	655	60	102

Total Western Region	$2,037	$2,124	$405	$531

        The Western Region recorded a $126 million decline in EBITDA in 2001 compared to 2000. Occupancy for the Western Region was 89 percent in 2001 compared to 92 percent in 2000. The average room rate in 2001 was $90 compared to $89 in 2000. In addition to a significant increase in energy costs between years, the terrorist attacks of September 11th crippled an already slowing economy and disrupted air travel, which is the primary source of transportation used by our Las Vegas guests. The year-over-year decline in visitation and EBITDA in the third and fourth quarters of 2001 overshadowed steady performances during the first two quarters of 2001 by our properties at the "Four Corners." During the fourth quarter of 2001, Western Region properties began to recover from the effects of the September 11th attacks, however, the timing of a full recovery cannot be accurately estimated.

        The combined Paris/Bally's properties had a solid performance through the first two quarters of 2001 compared to 2000. Table game volume was up, slot handle had increased, and occupancy had improved resulting in an EBITDA increase of $2 million compared to the six months ended June 30, 2000. However, the uncertainties created by the September 11th terrorist attacks resulted in significantly lower visitation and gaming volumes during the second half of 2001 compared to the corresponding period in 2000.

        For the first half of 2001, EBITDA at Caesars Palace was down $3 million from the first half of 2000, primarily resulting from the timing of the New Year's weekend and the impact of having Chinese New Year and the Superbowl fall on the same weekend. For the second half of 2001, EBITDA declined $29 million compared to the second half of 2000 due primarily to the impacts of September 11. Additional allowances for uncollectible accounts receivable were also recorded during the fourth quarter of 2001 based upon the economic uncertainties caused by the September 11th attacks and the general slowing of the economy.

        EBITDA at the Flamingo Las Vegas was 22 percent lower in 2001 than in 2000. Higher operating costs, including significant marketing costs during the fourth quarter of 2001, coupled with reduced occupancy and lower average room rates resulting from travel disruptions were the primary components of the decline. With the general lowering of room rates in Las Vegas after September 11, the Flamingo's target market of value conscious travelers migrated to higher ends of the hotel spectrum, including our own Caesars, Paris, and Bally's properties. As the Las Vegas market recovers, we expect the Flamingo to return to its normal historic run rates.

        The Las Vegas Hilton, Reno Hilton, Caesars Tahoe, Flamingo Laughlin, and Flamingo Reno properties each posted operating results in 2001 that were lower than in 2000. Of the $42 million decline in EBITDA between years, $28 million relates to the third and fourth quarters of 2001, including the impacts of September 11. In the fourth quarter of 2001 we closed and sold the Flamingo Reno, which had not been profitable, to focus our efforts on the Reno Hilton.

        Current and potential competitors have indicated expansion and new development plans for the Las Vegas Strip, which are in various stages of planning and construction. We cannot predict what impact these expansions or new developments, if completed, will have on our future results of operations.

Eastern Region

	Revenues Year ended December 31,		EBITDA Year ended December 31,
	2001	2000	2001	2000
	(in millions)
Bally's Atlantic City	$527	$521	$172	$177
Caesars Atlantic City	484	476	156	155
Atlantic City Hilton	299	298	68	70
Other	94	8	16	8

Total Eastern Region	$1,404	$1,303	$412	$410

        Revenues for the Eastern Region increased 8 percent while EBITDA remained relatively flat for the year ended December 31, 2001 compared to 2000. The acquisition of the Claridge Casino Hotel in June 2001 provided the majority of the revenue increase. The average room rate in the Eastern Region decreased to $91 in 2001 from $94 in 2000 while occupancy improved to 97 percent from 96 percent. Including the results of the Claridge since its June acquisition, table game volumes and win for the Eastern Region in 2001 were up 3 percent over 2000. Slot handle and win were up 11 percent in 2001 compared to 2000. A strong fourth quarter, despite the effects of September 11 and increased energy costs, propelled the region to the year-over-year increase in EBITDA. In an effort to expand entertainment offerings in Atlantic City, we sponsored the first concert in the newly renovated Boardwalk Hall, which positively impacted our Atlantic City business.

        Bally's Atlantic City EBITDA for 2001 declined 3 percent compared to 2000 primarily due to a 3 percent decrease in table game volume and increased energy costs. Fourth quarter 2001 EBITDA improved $3 million over the fourth quarter of 2000 due to increased table game volume and a return to normal table game hold percentage. These strong fourth quarter results helped mitigate the impact of inclement weather experienced during the first quarter of 2001.

        The increase in revenues and EBITDA for 2001 at Caesars Atlantic City was due primarily to a 6 percent increase in slot handle. The addition and upgrade of slot machines coupled with changes to the mix of denominations were major drivers of the improvement between years.

        For the year ended December 31, 2001, the Atlantic City Hilton posted a $1 million gain in revenues but a $2 million decline in EBITDA when compared to 2000. Additional operating expenses, including increased marketing costs, offset a 4 percent increase in slot handle.

        In the table above, "Other" includes the fees received for management services to the casino at the Dover Downs racetrack in Delaware and the operations of the Claridge acquired in June 2001. The revenue and EBITDA increases between years relate to the Claridge. While these incremental contributions to Eastern Region operating results are modest, the location of the Claridge adjacent to Bally's Atlantic City provides additional capacity to our existing Boardwalk complex. A connector bridge is under construction between these two properties as part of the strategic integration of the Claridge.

        Certain competitors have begun construction on a 2,000-room hotel/casino project in Atlantic City with an announced completion date in 2003. A second similar hotel/casino project adjacent to the first has also been announced, however, a specific timetable has not been disclosed. Other competitors have also announced expansion projects that will add significant casino space and hotel rooms to the Atlantic City market, if completed. Such potential new capacity could intensify competition in the Atlantic City marketplace, or alternatively broaden Atlantic City's appeal to an expanded customer base. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our operating results.

        In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region, and approved the use of video lottery terminals at racetracks and authorized the participation of New York in a multi-state lottery. A proliferation of Native American gaming in New York or the legalization or expansion of casino gaming in other jurisdictions located near our existing hotel casinos could have an adverse effect on our operating results in Atlantic City. (See Other Developments—Saint Regis Mohawk Tribe in Item 1. Business.)

Mid-South Region

	Revenues Year ended December 31,		EBITDA Year ended December 31,
	2001	2000	2001	2000
	(in millions)
Caesars Indiana	$221	$190	$60	$49
Grand Biloxi	236	246	54	64
Grand Gulfport	186	188	47	45
Grand Tunica	216	244	42	51
Other	189	199	30	34

Total Mid-South Region	$1,048	$1,067	$233	$243

        Revenues for the Mid-South Region declined by 2 percent and EBITDA declined by 4 percent in 2001 compared to 2000. EBITDA improvements at Caesars Indiana and Grand Gulfport were offset by continued competitive pressures in the Tunica market and unfavorable results in Biloxi. The average room rate for the Mid-South Region was $57 and occupancy was 90 percent for 2001 compared to an average room rate of $53 and occupancy of 91 percent for 2000. The impact of the September 11th terrorist attacks had a significant effect on our operating results immediately following the attacks. By the end of the fourth quarter of 2001, operations at our Mid-South properties had returned to near pre-September 11 levels.

        Caesars Indiana posted a 16 percent increase in revenues and a 22 percent increase in EBITDA in 2001 when compared to 2000. The increases were driven primarily by the opening of the new 500-room hotel in late August 2001. Table game volume was up 10 percent and slot handle increased 18 percent. Current amenities (including restaurants, retail shops, an entertainment venue, and a conference center) will be enhanced with the completion in mid-2002 of a golf course currently under construction.

        The $10 million decline in EBITDA at Grand Biloxi in 2001 resulted primarily from a 4 percent decrease in both slot handle and win and a significant increase in marketing expenditures due to competitive conditions in the Biloxi market.

        Grand Gulfport reported a $2 million decrease in revenues, but a $2 million increase in EBITDA for 2001 compared to 2000. Hold percentages for both table games and slots returned to normal levels and offset decreases in slot handle and table game volume. Cost containment measures were also successfully implemented.

        EBITDA for 2001 at Grand Tunica decreased $9 million compared to 2000. Slot handle was down 9 percent between years due to the oversupply and competitive conditions in the Tunica market.

International

        On a combined basis, the International properties reported revenues of $142 million in 2001 compared to $164 million in 2000. EBITDA was $85 million in 2001 compared to $105 million in 2000. Of the $20 million year-over-year EBITDA decline, $11 million related to the fourth quarter of 2001 resulting from travel reductions and restrictions, lower visitation to Canadian-based casinos due to tighter border controls, political and economic turmoil in Argentina (one of the principal feeder markets for our casino in Uruguay) and the impact of adverse currency translation. On a combined basis, the International properties reported an average room rate of $82 and occupancy of 68 percent in 2001 compared to an average room rate of $89 and occupancy of 68 percent in 2000.

        In February 2002, we entered into an agreement with Jupiters Limited, whereby it will purchase 50 percent of our equity in Jupiters Limited. We also entered into a separate agreement to sell our remaining equity in Jupiters Limited to institutional investors. After-tax proceeds of these two transactions are currently estimated at $100 million and will be used to repay bank debt. The agreements are subject to shareholder, regulatory, and governmental approvals and financing arrangements by Jupiters Limited. The transactions are expected to be completed in the second quarter of 2002. Although we have agreed to sell our equity in Jupiters Limited, we will continue to manage the two Jupiters' Queensland casinos.

Depreciation and Amortization

        Depreciation and amortization increased $30 million to $526 million in 2001. The increase includes the impact from the continual upgrading of our properties as well as new capital projects including the hotel at Caesars Indiana and the pool villas and high-limit gaming areas at Caesars Palace. In addition, depreciation and amortization for 2000 was lower than normal because of the elimination of depreciation on the Las Vegas Hilton for the second half of the year while it was being held for sale. Goodwill amortization of approximately $50 million, included in each year, ceased effective January 1, 2002 under the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Corporate Expense

        Corporate expense increased $8 million to $57 million for the year ended December 31, 2001. The consolidation of corporate functions to the Las Vegas headquarters office and the addition of programs and key personnel were the primary components of the increase.

Impairment Losses and Other, Net

        During 2001, we recognized impairment losses on the Las Vegas Hilton and the sale of the Flamingo Reno totaling $143 million. During 2000, we recognized net impairment and other losses totaling $45 million consisting of an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million related to fulfilling employment contract obligations with our deceased former president and chief executive officer. (See Note 14 of the Notes to Consolidated Financial Statements for additional information.)

Net Interest Expense

        Consolidated net interest expense decreased $46 million to $385 million for 2001 compared to 2000. The decrease in net interest expense was due primarily to a decline in the rates paid on variable-rate debt and a reduction in average long-term debt outstanding, partially offset by changes in the mix of fixed-rate and variable-rate debt. During 2001, we issued $775 million of fixed-rate debt and used the proceeds to pay down variable-rate debt under our credit facilities. During 2001, we reduced outstanding debt by $90 million utilizing a portion of our operating cash flows. Capitalized interest in 2001 was $13 million compared to $7 million in 2000.

Investment Loss

        During the third quarter of 2001, we recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. (See Note 5 of the Notes to Consolidated Financial Statements for additional information.)

Income Taxes

        Despite posting a pretax loss in 2001, we incurred tax expense of $12 million primarily due to the non-deductible amortization of goodwill. The effective income tax rate for 2000 was 45.7 percent. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes and exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

Comparison of December 31, 2000 with December 31, 1999

        A summary of our consolidated revenue and earnings for the years ended December 31, 2000 and 1999 is as follows (in millions, except per share amounts):

	2000	1999
Revenue	$4,658	$3,025
Operating income	696	399
Net income	143	136
Basic earnings per share	0.48	0.45
Diluted earnings per share	0.46	0.44
Other operating data:
Cash flows from operating activities	$752	$519
Cash flows from investing activities	(435)	(3,610)
Cash flows from financing activities	(342)	3,055
EBITDA	1,240	778

        We recorded net income of $143 million or diluted earnings per share of $0.46, for the year ended December 31, 2000, compared with net income of $136 million or diluted earnings per share of $0.44, for the year ended December 31, 1999. The increase was primarily associated with the Caesars acquisition and a full year of operating results from Paris Las Vegas, which opened on September 1, 1999. Results for 2000 were impacted by pre-opening expenses of $3 million and net impairment and other losses totaling $45 million ($29 million net of tax or $0.09 per diluted share) consisting of an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million related to fulfilling employment contract obligations with our deceased former president and chief executive officer, who passed away in October 2000. Results for 1999 were impacted by a $26 million impairment loss associated with the planned sale of our Flamingo Reno property and pre-opening expenses of $47 million primarily related to the opening of Paris Las Vegas.

        For the year ended December 31, 2000, EBITDA increased $462 million when compared to 1999. The Caesars properties contributed EBITDA of $138 million in the Western Region, $163 million in the Eastern Region, $67 million in the Mid-South Region, and $51 million from the International properties for a total of $419 million. Excluding the Caesars properties, the Western Region increased $37 million, the Eastern Region increased $34 million, the Mid-South Region decreased $29 million, and the International properties increased $14 million.

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

        EBITDA at the Flamingo Las Vegas increased $4 million to $116 million in 2000. New marketing programs targeted at table game customers resulted in an 8 percent increase in table game volume while slot volume also improved. The Flamingo Las Vegas continues to provide consistent returns based on the power of its location.

        EBITDA at the Las Vegas Hilton was $31 million in 2000 compared to $59 million in 1999. The decline primarily resulted from a decrease in table game volume associated with the property's held for sale status during the second half of the year compounded by a decrease in the table game hold percentage. In July 2000, we entered into an agreement to sell the Las Vegas Hilton, however, the purchaser breached the agreement in January 2001 and did not complete the transaction.

        Combined EBITDA from Caesars Tahoe, the Reno Hilton, the Flamingo Reno, and the Flamingo Laughlin was $71 million in 2000 compared to $55 million in 1999. The increase resulted primarily from the addition of Caesars Tahoe.

Eastern Region

        EBITDA for the Eastern Region was $410 million for the year ended December 31, 2000 compared to $213 million for 1999. The increase is due to the addition of Caesars Atlantic City and local and national marketing efforts, which drove incremental visitation to our properties in Atlantic City. Year-over-year improvements were somewhat diluted by inclement weather experienced during December 2000, which significantly reduced visitation and play during December. Caesars Atlantic City recorded EBITDA of $155 million during 2000. The average room rate in the Eastern Region was $94 during 2000 compared to $88 during 1999, while occupancy was 96 percent in both years.

        Bally's Park Place generated EBITDA of $177 million in 2000 compared to $165 million in 1999, an increase of 7 percent. The increase resulted from improvements in table game volume and slot handle as well as the Wild Wild West expansion, which opened in September 2000. This expansion added approximately 10,000 square feet of gaming space and 300 slot machines and formed the largest contiguous gaming complex on the Boardwalk, comprised of Bally's Atlantic City, Caesars Atlantic City, and the Wild Wild West.

        For the year ended December 31, 2000, the Atlantic City Hilton reported EBITDA of $70 million, a 46 percent increase from $48 million in 1999. The improvement was driven primarily by a 26 percent increase in slot handle resulting from an increase in the number of smaller denomination slot machines, special slot promotions, and other marketing efforts.

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

International

        On a combined basis, EBITDA from the International properties was $105 million in 2000 compared to $40 million in 1999, an increase of $65 million. The Caesars properties recorded EBITDA of $51 million in 2000. During 2000, temporary casino facilities were replaced with permanent casino facilities at Caesars Gauteng in South Africa and Nova Scotia Casino Halifax in Canada. On a combined basis, the International properties reported an average room rate of $89 and occupancy of 68 percent in 2000 compared to an average room rate of $97 and occupancy of 62 percent in 1999.

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

Financial Condition

Liquidity

        As of December 31, 2001, we had cash and cash equivalents of $328 million. Net cash provided by operating activities was $633 million in 2001 and $752 million in 2000. We had availability under our credit facilities of $1.4 billion at December 31, 2001, subject to continuing compliance with existing covenant restrictions. We expect to finance our operations and capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings. In accordance with the various state gaming regulations under which we operate and in order to operate our casinos effectively, we must maintain a certain amount of cash in our casinos at all times. Therefore, a portion of the cash amounts reflected on our balance sheets at any given time would not be available to meet any liquidity demands. Cash flows from operations could be negatively impacted if our casino operations, especially the Las Vegas market, were not to recover from the downturns experienced after the terrorist attacks of September 11, 2001. Our current 364-day $1.3 billion credit facility expires in August 2002, but is subject to annual renewals. No amounts were outstanding under the 364-day credit facility at December 31, 2001. We expect to renew this facility in the ordinary course prior to its expiration. If this facility were not to be renewed, our borrowing capacity after August 2002 under the credit facilities would be limited to the availability under the multi-year credit facility, which was $128 million at December 31, 2001.

Capital Spending and Acquisitions

        Investing cash flow activities include maintenance capital expenditures, new construction, and improvement projects at existing facilities. For the year ended December 31, 2001, net cash used in investing activities included $459 million related to capital expenditures for normal maintenance and expansion projects. Expansion projects primarily consisted of the master plan at Caesars Indiana (including the 500-room hotel and the 3,000-space parking garage that opened in late August 2001) and master plan projects at Caesars Palace (including the Pool Villas, valet parking expansion, and a 4,000-seat performing arts "Colosseum").

        Capital expenditures for 2000 were $468 million including the Wild Wild West Casino expansion in Atlantic City; the pavilion, related restaurants, and partial construction of the hotel at Caesars Indiana; casino, suite and restaurant expansions at Caesars Palace; and the purchase and completion of construction of a golf course in southern Nevada to provide a complete array of services for our Las Vegas guests. For 1999, capital expenditures were $653 million primarily consisting of Paris Las Vegas, the Terrace Hotel at Grand Tunica, the Oasis Resort and Spa at Grand Gulfport and the expansion of Grand Biloxi.

        During 2002 we intend to spend approximately $290 million on maintenance capital expenditures at our casino properties, and approximately $160 million on selective expansion or improvement investments at certain of our existing properties. These projects include the Colosseum and related expansions at Caesars Palace, a connector bridge between the Claridge and Bally's Atlantic City, a golf course at Caesars Indiana, and a new restaurant offering at Paris Las Vegas.

        Investing cash flow activities for 2001 also include the acquisition of the Claridge Casino Hotel in June 2001. This property is adjacent to Bally's Atlantic City and provides additional hotel rooms and parking for our Boardwalk complex guests. Acquisition amounts in 1999 relate to our purchase of Caesars World, Inc. and interests in other gaming entities from Starwood Hotels & Resorts Worldwide, Inc.

Proposed Projects

        Saint Regis Mohawk Tribe

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York for a period of three years, or extended thereafter by mutual agreement. In November 2001, the parties also entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher's Country Club in Monticello, New York in return for a management fee equal to 30 percent of ebitda, as defined in the agreement. The management agreement is subject to the approval of the National Indian Gaming Commission.

        We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,450 acres for $40 million. Upon approval by the Bureau of Indian Affairs ("BIA"), approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Nation.

        The facility will include a 750-room hotel, 130,000 square feet of gaming space, 15,000 square feet of meeting space, eight restaurants and a spa.

        All of the agreements and plans relating to the development and management of this project are contingent upon various regulatory and governmental approvals, including execution of a compact between the Saint Regis Mohawk Tribe and the State of New York, and receipt of approvals from the

BIA, National Indian Gaming Commission and local planning and zoning boards. There is no guarantee that the requisite regulatory approvals will be received.

        In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region, and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature. The constitutionality of this legislation has been challenged. (For a discussion of such litigation, see Mohawk Litigation in Item 3. Legal Proceedings.)

        Macau

        In the fourth quarter of 2001, Park Place, Mandalay Resort Group and a local Macau investor jointly submitted a tender proposal to the Macau Special Administrative Region seeking one of the three casino licenses that the Macau government intends to issue. Macau is a jurisdiction of the People's Republic of China and is adjacent to mainland China and Hong Kong. In February 2002, the Macau government advised the joint venture that it has selected three other proposals for initial negotiations and that the Company's joint venture is the first preferred alternate group. Therefore, if final negotiations between the Macau government and any of the three initial groups selected are not successfully completed, the joint venture would have the opportunity to negotiate with the Macau government for a gaming license.

        Other

        We are interested in expanding our business through the acquisition of quality gaming assets and selective new development. We believe that we are well positioned to, and may from time to time, pursue strategic acquisitions, dispositions, or alliances, which we believe to be financially beneficial to our long-term interests. We also believe that in addition to our cash flow from operations, we will have access to financial resources sufficient to finance our future growth.

Financing

        We have revolving bank credit facilities with a syndicate of financial institutions. At December 31, 2001, the total aggregate commitment was $3.3 billion, consisting of a $1.3 billion 364-day revolving facility expiring August 2002 and a $2.0 billion multi-year revolving facility expiring December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility. Approximately $1.4 billion was available at December 31, 2001, subject to continuing compliance with existing covenant restrictions.

        The credit facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined) of 5.50 to 1.00 and a minimum interest coverage ratio (ebitda, as defined, to interest expense) of 2.50 to 1.00. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the credit facilities to become immediately due and payable. The maximum leverage covenant adjusts to 5.25 to 1.00 as of September 30, 2002, 5.00 to 1.00 as of December 31, 2002, and 4.50 to 1.00 for each quarterly testing period thereafter. The minimum interest coverage covenant adjusts to 2.75 to 1.00 as of September 30, 2002 and for each quarterly testing period thereafter. As of December 31, 2001, the Company was in compliance with the applicable covenants.

        Borrowings under the credit facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. The applicable interest rate is based upon the leverage ratio noted above as well as our credit rating and may be adjusted quarterly. As of December 31, 2001, our senior unsecured debt was rated Ba1 by Moody's and BBB- by Standard & Poor's. The margin above LIBOR is based on the highest rating of either of the agencies. If our debt were downgraded one level by Standard & Poor's to BB+, the annual interest on our credit facilities would increase by approximately $6 million per year based on outstanding borrowings of $1.9 billion at December 31, 2001. At December 31, 2001, LIBOR advances under the multi-year credit facility bear an all-in interest of LIBOR plus 128 basis points. Base rate advances include a margin equal to the applicable margin for LIBOR loans in effect from time to time minus 1.25% plus the base rate interest defined as the higher of: (1) the federal funds rate plus 0.50%, or (2) the reference rate as publicly announced by Bank of America in San Francisco. Competitive bid loans shall bear interest either on an absolute rate bid basis or on the basis of a spread above or below LIBOR. The maximum applicable margin for LIBOR loans is 1.75% under the 364-day revolver and the five-year revolver plus or minus pre-determined discounts based on our leverage ratios.

        We have established a $1.0 billion commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our credit facilities. We have borrowed under the program for varying periods during 2001 and 2000. At December 31, 2001, no amounts were outstanding under the commercial paper program. At December 31, 2000, $54 million was outstanding under the commercial paper program. Interest under the program is at market rates, for varying periods.

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

        In March 2002, we issued $375 million of 7.875% senior subordinated notes due 2010 through a private placement offering to institutional investors. We plan to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

        Our indebtedness contains certain customary affirmative and negative covenants and also contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency and cross defaults to other material indebtedness. At December 31, 2001, we were in compliance with all debt covenants.

        In January 1999, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration will be determined by market conditions at the time of issuance. In November 1999, $400 million of 8.5% senior notes were issued and in September 2000, $400 million of 8.875% senior subordinated notes were issued under this shelf registration statement. Availability under the shelf registration statement at December 31, 2001 was approximately $200 million.

        We have structured our long-term debt to mature at various amounts and intervals throughout the next 10 years. We issue debt as needed to maintain a flexible capital structure, subject to the availability of appropriate rates and terms. The table below reflects the actual payments due based on balances existing at December 31, 2001. As previously discussed, in March 2002 we issued $375 million of senior subordinated notes due 2010. The issuance of these notes provides us with capacity under the multi-year credit facility to redeem the $300 million of 7.375% senior notes when they become due in

June 2002. The actual maturities by year for our long-term debt and contractual obligations for our long-term leases are shown in the table below (amounts in millions):

	Payments Due By Year
	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt	$307	$804	$325	$1,800	$397	$1,675	$5,308
Operating leases	21	18	16	15	11	194	275

Total	$328	$822	$341	$1,815	$408	$1,869	$5,583

        Our Board of Directors has approved the repurchase of up to 40 million shares under a common stock repurchase program. Cumulatively, through December 31, 2001, we had repurchased a total of 21.1 million shares of our common stock at an average price of $11.52 resulting in 18.9 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position. We currently expect that excess free cash flow will be used primarily to reduce debt outstanding.

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

Significant Accounting Policies

        A summary of our significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as investments, buildings, equipment and goodwill; the adequacy of our allowance for uncollectible receivables; and the amount of litigation and self insurance reserves. These estimated amounts are based on our best judgments using both historical information and known trends in our company and in our industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

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

        Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 2002. Goodwill amortization, which is included in depreciation and amortization on the consolidated statements of operations, was $50 million in 2001, $50 million in 2000, and $34 million in 1999. Pursuant to SFAS No. 142, this goodwill amortization ceased on January 1, 2002.

        At December 31, 2001, we had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total relates to the acquisition of the Bally's properties in December 1996, while the remainder relates primarily to the Caesars acquisition in December 1999. In accordance with the initial adoption of SFAS No. 142, each property with assigned goodwill will need to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity will need to be valued. The difference between the fair value of the operating entity and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment exists that will be recognized as a cumulative effect of a change in accounting in the first quarter of 2002.

        The Company has engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. Based on the preliminary estimates of fair value of the operating entities, the assets and liabilities of certain properties will need to be valued to determine the implied fair value of goodwill. The valuation of these assets and liabilities has not been completed, however, it is likely that there will be an impairment charge relating to goodwill associated with prior acquisitions.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable-rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our credit facilities and commercial paper program and our long-term fixed-rate debt. We have not invested in derivative-based financial instruments.

        Of our total outstanding long-term debt of $5.3 billion at December 31, 2001, $1.9 billion is subject to variable interest rates, which averaged 3.14% at December 31, 2001. Our variable-rate debt is affected by the general level of LIBOR interest rates. Therefore, our interest rates on the credit facilities will change as LIBOR changes. Based on our $1.9 billion of outstanding debt under the credit facilities at December 31, 2001, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of approximately $19 million.

        The fair value of debt under the credit facilities approximates the carrying value. The total fair value of long-term debt at December 31, 2001 was $5,352 million and the carrying value was $5,308 million. The fair values are based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

Item 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Park Place Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of Park Place Entertainment Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2001 and 2000 included at Item 14(a)(1). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1999 before the reclassification described in Note 2 to the financial statements, were audited by other auditors whose report, dated February 22, 2000, expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also audited the adjustments described in Note 2 that were applied to reclassify the 1999 consolidated financial statements to give retroactive effect to the Company's adoption of Emerging Issues Task Force ("EITF") 00-14 "Accounting for Certain Sales Incentives" and EITF 00-22 "Accounting for 'Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." In our opinion, such adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
January 29, 2002, except for paragraph 8 of Note 8,
as to which the date is March 14, 2002, and Note 17, as to
which the date is February 20, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Park Place Entertainment Corporation:

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Park Place Entertainment Corporation (a Delaware corporation) and subsidiaries (the "Company") for the year ended December 31, 1999, prior to the reclassification (and, therefore, are not presented herein) for the Company's adoption of EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-22 "Accounting for 'Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products of Services to Be Delivered in the Future" as described in Note 2 to the reclassified consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Park Place Entertainment Corporation and subsidiaries' operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 2 of notes to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for pre-opening expenses.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(1) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1999, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements for the year ended December 31, 1999, taken as a whole.

                      ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 22, 2000

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

	December 31,
	2001	2000
Assets
Cash and equivalents	$328	$321
Accounts receivable, net	222	253
Inventories, prepaids, and other	141	148
Income taxes receivable	9	31
Deferred income taxes	111	94

Total current assets	811	847
Investments	201	250
Property and equipment, net	7,731	7,805
Goodwill, net	1,811	1,843
Other assets	254	250

Total assets	$10,808	$10,995

Liabilities and stockholders' equity
Accounts payable	$46	$70
Current maturities of long-term debt	7	1
Accrued expenses	583	606

Total current liabilities	636	677
Long-term debt, net of current maturities	5,301	5,397
Deferred income taxes, net	1,021	1,044
Other liabilities	83	93

Total liabilities	7,041	7,211

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 322.4 million and 313.5 million shares issued at December 31, 2001 and 2000, respectively	3	3
Additional paid-in capital	3,788	3,702
Retained earnings	255	279
Accumulated other comprehensive income (loss)	(35)	(15)
Common stock in treasury, at cost, 21.1 million shares and 15.9 million shares, respectively	(244)	(185)

Total stockholders' equity	3,767	3,784

Total liabilities and stockholders' equity	$10,808	$10,995

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenues
Casino	$3,271	$3,242	$2,118
Rooms	554	568	392
Food and beverage	452	460	287
Other revenue	354	388	228

	4,631	4,658	3,025

Expenses
Casino	1,764	1,658	1,077
Rooms	185	186	142
Food and beverage	410	414	268
Other expense	1,137	1,111	724
Depreciation and amortization	526	496	306
Pre-opening expense	2	3	47
Impairment losses and other, net	143	45	26
Corporate expense	57	49	36

	4,224	3,962	2,626

Operating income	407	696	399
Interest and dividend income	11	21	11
Interest expense	(385)	(441)	(146)
Interest expense, net from unconsolidated affiliates	(11)	(11)	(11)
Investment loss	(32)	—	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(10)	265	253
Provision for income taxes	12	121	113
Minority interest, net	2	1	2

Income (loss) before cumulative effect of accounting change	(24)	143	138
Cumulative effect of accounting change, net of tax	—	—	(2)

Net income (loss)	$(24)	$143	$136

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.08)	$0.48	$0.46
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss) per share	$(0.08)	$0.48	$0.45

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.08)	$0.46	$0.45
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss) per share	$(0.08)	$0.46	$0.44

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 1998	$3	$3,613	$—	$(8)	$—	$3,608
Net income	—	—	136	—	—	136
Currency translation adjustment	—	—	—	3	—	3

Comprehensive income						139
Options exercised (including tax benefits)	—	26	—	—	—	26
Treasury stock acquired	—	—	—	—	(29)	(29)
Adjustment to spin-off of the Company	—	(4)	—	—	—	(4)

Balance, December 31, 1999	3	3,635	136	(5)	(29)	3,740
Net income	—	—	143	—	—	143
Currency translation adjustment	—	—	—	(10)	—	(10)

Comprehensive income						133
Options exercised (including tax benefits)	—	59	—	—	—	59
Treasury stock acquired	—	—	—	—	(156)	(156)
Adjustment to spin-off of the Company	—	8	—	—	—	8

Balance, December 31, 2000	3	3,702	279	(15)	(185)	3,784
Net loss	—	—	(24)	—	—	(24)
Currency translation adjustment	—	—	—	(20)	—	(20)

Comprehensive loss						(44)
Options exercised (including tax benefits)	—	85	—	—	—	85
Treasury stock acquired	—	—	—	—	(59)	(59)
Supplemental retention plan	—	1	—	—	—	1

Balance, December 31, 2001	$3	$3,788	$255	$(35)	$(244)	$3,767

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Years Ended December 31,
	2001	2000	1999
Operating activities
Net income (loss)	$(24)	$143	$136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	526	496	306
Pre-opening expense	2	3	47
Impairment losses and other, net	143	37	26
Investment loss	32	—	—
Amortization of debt issue costs	10	10	6
Change in working capital components:
Accounts receivable, net	34	35	(50)
Inventories, prepaids, and other	19	4	(16)
Accounts payable and accrued expenses	(76)	(7)	54
Income taxes payable/receivable	22	(45)	13
Change in deferred income taxes	(34)	73	3
Distributions from equity investments in excess of earnings	2	20	3
Other	(23)	(17)	(9)

Net cash provided by operating activities	633	752	519

Investing activities
Capital expenditures	(459)	(468)	(653)
Pre-opening expense	(2)	(3)	(47)
Acquisitions, net of cash acquired	(48)	—	(2,920)
Other	(29)	36	10

Net cash used in investing activities	(538)	(435)	(3,610)

Financing activities
Change in credit facilities and commercial paper	(870)	(1,114)	3,078
Payments on debt	—	(12)	(631)
Proceeds from issuance of notes	772	900	694
Payments to Hilton	—	—	(71)
Purchases of treasury stock	(59)	(156)	(29)
Proceeds from exercise of stock options	80	48	26
Other	(11)	(8)	(12)

Net cash provided by (used in) financing activities	(88)	(342)	3,055

Increase (decrease) in cash and equivalents	7	(25)	(36)
Cash and equivalents at beginning of year	321	346	382

Cash and equivalents at end of year	$328	$321	$346

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$368	$392	$120

Income taxes, net of refunds	$2	$70	$87

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

        The Company is primarily engaged in the ownership, operation and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates a total of twenty-eight casinos, including seventeen wholly owned casino hotels located in the United States; of which eight are located in Nevada; four are located in Atlantic City, New Jersey; and five are located in Mississippi. The Company has a 49.9 percent owned and managed riverboat casino in New Orleans and an 82 percent interest in a joint venture, which owns a riverboat casino in Harrison County, Indiana. The Company partially owns and manages two casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa, and has an interest in two casinos on cruise ships. The Company provides management services to a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its subsidiaries and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated. Minority interests for consolidated entities that are less than 100 percent owned were $14 million and $15 million at December 31, 2001 and 2000, respectively, and are included in other liabilities on the consolidated balance sheets.

Cash and Equivalents

        Cash and equivalents include investments with initial maturities of three months or less.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of short-term investments and receivables.

        The Company extends credit to certain casino customers following an evaluation of the creditworthiness of the individual. The Company maintains an allowance for doubtful accounts to reduce the casino receivables to their estimated collectible amount. As of December 31, 2001, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

Currency Translation

        Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Income accounts are translated at the average of exchange rates during the year. Gains and losses, net of applicable deferred income taxes, are reflected in stockholders' equity. Gains and losses from foreign currency transactions are included in the statements of operations.

Inventories

        Inventories, prepaids, and other at December 31, 2001 and 2000, include inventories of $49 million and $50 million, respectively. Inventories consist primarily of food and beverage items and are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

Property and Equipment

        Property and equipment are stated at cost. Interest incurred during construction of facilities or expansions is capitalized at the Company's weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalization is ceased when a project is substantially completed or construction activities are no longer underway. Interest capitalized for the years ended December 31, 2001, 2000, and 1999 was $13 million, $7 million, and $37 million, respectively. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the statement of operations.

        Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and riverboats and 3 to 10 years for furniture and equipment.

        The carrying values of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment loss has occurred, then an impairment loss is recognized in the statement of operations.

Goodwill

        Through December 31, 2001, the excess of the purchase price over the fair value of net assets of businesses acquired (goodwill) has been amortized using the straight-line method over 40 years. Cumulative goodwill amortization was $202 million and $152 million at December 31, 2001 and 2000, respectively. Goodwill amortization of $50 million in 2001, $50 million in 2000 and $34 million in 1999 is included in depreciation and amortization. (See Recently Issued Accounting Pronouncements.)

Unamortized Debt Issue Costs

        Debt discount and issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the straight line method which approximates the effective interest method. The unamortized amounts are included in other assets on the consolidated balance sheets.

Self Insurance

        The Company is self-insured for various levels of general liability, workers' compensation, and employee medical and life insurance coverage. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued expenses on the consolidated balance sheets.

Casino Revenue and Promotional Allowances

        Casino revenue is the aggregate of gaming wins and losses. The revenue components presented in the consolidated financial statements exclude the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. For additional information, the complimentary revenues which have been excluded from the accompanying statements of operations are as follows:

	2001	2000	1999
	(in millions)
Rooms	$206	$190	$105
Food and beverage	330	312	192
Other	30	29	20

Total complimentary revenues	$566	$531	$317

        The estimated departmental costs of providing these complimentaries are classified in the statements of operations as an expense of the department issuing the complimentary, primarily the casino department.

	2001	2000	1999
	(in millions)
Rooms	$79	$71	$43
Food and beverage	276	259	159
Other	29	27	17

Total cost of promotional allowances	$384	$357	$219

Pre-Opening Expense

        Pre-opening expense includes operating expenses and incremental salaries and wages directly related to a facility or project during its construction.

        In the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The provisions of SOP 98-5 require that the Company expense costs of start-up activities (pre-opening, pre-operating, and organizational costs) as those costs are incurred and required the write-off of any unamortized balances upon implementation. Adoption of the SOP resulted in an expense of approximately $2 million, net of tax, which has been accounted for as a cumulative effect of accounting change. Pre-opening expenses in 1999 primarily related to the opening of Paris Las Vegas in September 1999.

Earnings (Loss) Per Share ("EPS")

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the years ended December 31, 2001, 2000 and 1999 was 299 million, 301 million and 303 million, respectively. Diluted EPS reflects the effect of potential common stock, which consists solely of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options would have increased the weighted-average number of common shares by 3 million for the year ended December 31, 2001, however, the additional shares were excluded from the EPS calculation because of the net loss experienced during that period. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 7 million and 6 million for the years ended December 31, 2000 and 1999, respectively.

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

Reclassifications

        In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for 'Points' and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that cash rebates or refunds as part of a customer loyalty program be shown as a reduction of revenues. The majority of the customer loyalty programs at the Company's casinos have a "cash back" feature, to which EITF 00-22 applies. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001.

        EITF 00-14 "Accounting for Certain Sales Incentives," which is effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be an offset to the related revenue. The Company's casinos offer cash inducements and match-play coupons to customers to encourage visitation and play at the casinos. The Company early adopted the provisions of EITF 00-14 for 2001 year-end reporting.

        With the adoption of the new standards, all prior-year periods presented have been reclassified to conform to the new presentation. This resulted in a reduction of casino revenues (and a corresponding reduction in casino expenses) of $238 million in 2000 and $151 million in 1999. The requirements of EITF 00-14 and EITF 00-22 do not have an impact on previously reported operating income or net income.

        The consolidated financial statements for prior years reflect certain other reclassifications to conform with classifications adopted in 2001. These classifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. It also further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for business combinations initiated after June 30, 2001.

        Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Park Place is required to adopt SFAS No. 142 effective January 1, 2002. Goodwill amortization, which is included in depreciation and amortization on the consolidated statements of operations, was $50 million in 2001, $50 million in 2000, and $34 million in 1999. Pursuant to SFAS No. 142, this goodwill amortization ceased on January 1, 2002.

        At December 31, 2001, the Company had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total relates to the acquisition of the Bally's properties in 1996, while the remainder relates primarily to the Caesars acquisition in December 1999. In accordance with the initial adoption of SFAS No. 142, each property with assigned goodwill will need to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity will need to be valued. The difference between the fair value of the operating entity and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment exists that will be recognized as a cumulative effect of a change in accounting in the first quarter of 2002.

        The Company has engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. Based on the preliminary estimates of fair value of the operating entities, the assets and liabilities of certain properties will need to be valued to determine the implied fair value of goodwill. The valuation of these assets and liabilities has not been completed, however, it is likely that there will be an impairment charge relating to goodwill associated with prior acquisitions.

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

Note 3. Acquisitions

Caesars Acquisition

        Effective December 29, 1999, the Company acquired Caesars pursuant to an agreement dated April 27, 1999. Aggregate consideration consisted of approximately $3.0 billion in cash. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of acquisition. A total of approximately $620 million, representing the excess of acquisition cost over the estimated fair value of Caesars tangible net assets, was allocated to goodwill. Goodwill amortization was based on a 40-year life.

Unaudited Pro Forma Information

        The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period. This pro forma information does not purport to be indicative of future results or what would have occurred had this acquisition been made as of such date.

1999
(unaudited) (in millions, except per share amounts)
Revenue	$4,393
Operating income	555
Net income	62
Basic and Diluted EPS	0.20

Claridge Acquisition

        In August 2000, Park Place submitted a letter of intent to purchase the Claridge Casino Hotel in Atlantic City, which was in a Chapter 11 proceeding. In November 2000, Claridge submitted its reorganization plan supporting a purchase by Park Place for $65 million. After bankruptcy court and regulatory approvals, the purchase closed and Park Place commenced operating the property on June 1, 2001.

Note 4. Accounts Receivable

        Accounts receivable at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in millions)
Casino accounts receivable	$234	$272
Less allowance for doubtful accounts	(60)	(83)

	174	189
Hotel and other accounts receivable, net	48	64

Total	$222	$253

        The provision for estimated uncollectible receivables, primarily included in casino expenses, was $143 million in 2001, $117 million in 2000, and $53 million in 1999.

Note 5. Investments

        Investments in and notes from affiliates at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in millions)
Equity investments
Casino hotels	$119	$140
Notes receivable	80	50
Other	2	60

Total	$201	$250

        Investments in casino hotels consist of investments in less than 50 percent owned unconsolidated affiliates which includes two partially owned and managed casino hotels in Australia, one casino hotel in Punta del Este, Uruguay, one casino in Windsor, Canada, and one casino in South Africa.

        During 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. In addition, investments in other bonds were exchanged or converted in connection with the acquisition of the Claridge Casino Hotel in June 2001.

Investment in Aladdin Notes

        In February 1999, the Company purchased approximately 30 percent of the senior discount notes of Aladdin Gaming Holdings, LLC, the parent company of Aladdin Gaming, LLC d.b.a. Aladdin Resort and Casino ("Aladdin") in the open market. The Aladdin is adjacent to Paris/Bally's on the Las Vegas Strip. During the next two years, the Company purchased an additional 3 percent of the senior discount notes for a total ownership of approximately one-third of the outstanding notes. These notes are subordinate to the Aladdin's senior bank debt and asset-secured bank financing. In September 2001, the Aladdin filed for bankruptcy. Based on that event and the property's poor operating results and general economic slow-down, the Company decided to write-off its total investment in the Aladdin Gaming Holdings, LLC notes.

Note 6. Property and Equipment

        Property and equipment at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in millions)
Land	$1,714	$1,704
Buildings, riverboats and leasehold improvements	5,932	5,758
Furniture and equipment	1,387	1,236
Construction in progress	82	107

	9,115	8,805
Less accumulated depreciation and amortization	(1,384)	(1,000)

Total	$7,731	$7,805

Note 7. Accrued Expenses

        Accrued expenses at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in millions)
Compensation and benefits	$170	$182
Customer deposits	40	47
Outstanding casino chip liability	35	44
Gaming and property taxes	53	53
Interest	76	72
Other	209	208

Total	$583	$606

Note 8. Debt

        Long-term debt at December 31, 2001 and 2000 consists of the following:

	2001	2000
	(in millions)
Credit facilities	$1,904	$2,720
Commercial paper	—	54
7.375% Senior Notes, due 2002, net of unamortized discount of $1 million in 2000	300	299
7.95% Senior Notes, due 2003, net of unamortized discount of $1 million	299	299
7.0% Senior Notes, due 2004	325	325
8.5% Senior Notes, due 2006, net of unamortized discount of $3 million	397	397
7.5% Senior Notes, due 2009	425	—
7.875% Senior Subordinated Notes, due 2005	400	400
9.375% Senior Subordinated Notes, due 2007	500	500
8.875% Senior Subordinated Notes, due 2008	400	400
8.125% Senior Subordinated Notes, due 2011, net of unamortized discount of $3 million	347	—
Other	11	4

	5,308	5,398
Less current maturities	(7)	(1)

Net long-term debt	$5,301	$5,397

        Debt maturities during the next five years are as follows:

(in millions)
2002	$7
2003	1,104
2004	325
2005	1,800
2006	397
Thereafter	1,675

$5,308

        The debt maturities schedule above and the consolidated balance sheet exclude from current maturities the $300 million of 7.375% Senior Notes due in 2002 because the Company intends to use its availability under the multi-year credit facility to pay off these Notes.

        The Company's credit facilities were amended in August 2001 and modified in November 2001 resulting in the following credit facilities being in place: (1) a $1.3 billion 364-day revolving credit facility and (2) a $2.0 billion multi-year facility expiring in December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility.

        The credit facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined) of 5.50 to 1.00 and a minimum interest coverage ratio (ebitda, as defined, to interest expense) of 2.50 to 1.00. The maximum leverage covenant adjusts to 5.25 to 1.00 as of September 2002, 5.00 to 1.00 as of December 2002, and 4.50 to 1.00 for each quarterly testing period thereafter. The minimum interest coverage covenant adjusts to 2.75 to 1.00 after September 2002. As of December 31, 2001, the Company was in compliance with the applicable covenants.

        Borrowings under the credit facilities bear interest at a floating rate and may be obtained at the Company's option as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. As of December 31, 2001, LIBOR advances under the 364-day revolving credit facility bear interest at LIBOR plus 112.5 basis points and LIBOR advances under the multi-year facility bear interest at LIBOR plus 107.5. These rates may be adjusted quarterly based on the Company's leverage ratio or debt ratings. In addition, there is a facility fee for borrowed and unborrowed amounts which was 15 basis points under the 364-day revolving credit facility and 20 basis points under the multi-year facility. Base rate advances will bear interest at the base rate (defined as the higher of: (1) the federal funds rate plus 0.50%, or (2) the reference rate as publicly announced by Bank of America in San Francisco) plus a margin equal to the applicable margin for LIBOR loans in effect from time to time minus 1.25%. Competitive bid loans bear interest either on an absolute rate bid basis or on the basis of a spread above or below LIBOR. The maximum applicable margin for LIBOR loans is 1.75% plus or minus pre-determined discounts based on the Company's leverage ratios. The weighted-average interest rate on outstanding borrowings under the credit facilities was 3.14% at December 31, 2001 and 8.09% at December 31, 2000.

        The Company has established a $1.0 billion commercial paper program. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its credit facilities. The Company has borrowed under the program for varying periods during 2001 and 2000. At December 31, 2001, there were no amounts outstanding under the commercial paper program. At December 31, 2000, $54 million was outstanding under this program. The weighted-average interest rate at December 31, 2000 was 7.40%.

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

        In August 2001, the Company issued $425 million of 7.50% senior notes due 2009 through a private placement offering to institutional investors. These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior indebtedness and are senior to all of the Company's junior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

        On March 14, 2002, the Company issued $375 million of 7.875% senior subordinated notes due 2010 through a private placement offering to institutional investors. The Company plans to exchange these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all of the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

        The estimated fair value of long-term debt (including current maturities) at December 31, 2001 and 2000 was $5,352 million and $5,424 million, respectively. The fair values are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Note 9. Income Taxes

        The provisions for income taxes for the three years ended December 31 are as follows:

	2001	2000	1999
	(in millions)
Current
Federal	$21	$23	$99
State, foreign and local	31	30	15

	52	53	114
Deferred	(40)	68	(1)

Total	$12	$121	$113

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in millions)
Deferred tax assets
Accrued expenses	$72	$62
Insurance and other reserves	44	47
Benefit plans	13	17
Pre-opening expense	4	7
Foreign tax credit carryovers (began expiring in 2001)	56	46
Capital loss carryover (expires in 2002)	15	21
Other	50	48

	254	248
Valuation allowance	(32)	(36)

	222	212

Deferred tax liabilities
Fixed assets, primarily depreciation	(972)	(1,029)
Other	(160)	(133)

	(1,132)	(1,162)

Net deferred tax liability	$(910)	$(950)

        A reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

	2001	2000	1999
Federal income tax rate	35.0%	35.0%	35.0%
Foreign, state and local income taxes, net of federal tax benefits	(137.8)	6.1	2.0
Goodwill amortization	(192.2)	6.6	4.7
Tax return true-up and permanent items	175.0	(2.0)	3.0

Effective tax rate	(120.0)%	45.7%	44.7%

Note 10. Stockholders' Equity

        Four hundred million shares of common stock with a par value of $0.01 per share are authorized. As of December 31, 2001, 322.4 million shares were issued and 301.3 million were outstanding. As of December 31, 2000, 313.5 million shares were issued and 297.6 million shares were outstanding. One hundred million shares of preferred stock with a par value of $0.01 per share are authorized, of which no amounts have been issued.

        The Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through December 31, 2001, the Company repurchased a total of 21.1 million shares of its common stock at an average price of $11.52 resulting in 18.9 million shares remaining available under the stock repurchase program.

        The Company has a Preferred Share Purchase Rights Plan under which a right is attached to each share of the Company's common stock. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's common stock by a specified person or affiliated group. Depending on the circumstances, if the Rights become exercisable, the holder may be entitled to purchase units of the Company's junior participating preferred stock, shares of the Company's common stock or shares of common stock of the acquiror. The Rights remain in existence until 2008 unless they are terminated, exercised or redeemed.

Note 11. Stock Options

        At December 31, 2001 and 2000, 55.6 million shares and 45.6 million shares, respectively, of common stock were reserved for the exercise of options under the Company's Stock Incentive Plans. Options may be granted to salaried officers, directors, and other key employees of the Company to purchase common stock at not less than the fair market value at the date of grant. Generally, options may be exercised in installments commencing one year after the date of grant. The Stock Incentive Plans also permit the granting of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 2001.

        The following table summarizes information for the stock option plans for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	33,378,300	$8.97	35,773,113	$8.27	32,810,464	$8.24
Granted	3,563,880	11.12	4,637,400	11.77	6,938,660	7.92
Exercised	(8,494,639)	8.98	(6,424,211)	7.07	(3,341,807)	7.00
Cancelled	(1,179,690)	10.65	(608,002)	9.45	(634,204)	9.34

Outstanding at end of year	27,267,851	9.17	33,378,300	8.97	35,773,113	8.27

Options exercisable at end of year	17,984,474	$8.46	22,460,785	$8.58	19,248,145	$8.17
Options available at end of year	10,071,492		2,455,682		5,950,080

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.27 - $ 6.38	7,089,316	4.45 years	$6.31	6,589,316	$6.30
6.50 - 9.11	6,957,245	5.93	7.37	5,207,125	7.59
9.27 - 11.23	7,050,880	7.18	10.82	3,326,573	10.45
11.28 - 14.44	6,170,410	6.97	12.60	2,861,460	12.72

$ 4.27 - $14.44	27,267,851	6.10	$9.17	17,984,474	$8.46

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense recognized was different than what would have otherwise been recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
	(in millions, except per share amounts)
Net income (loss)
As reported	$(24)	$143	$136
Pro forma	(35)	114	111
Basic EPS
As reported	$(0.08)	$0.48	$0.45
Pro forma	(0.12)	0.38	0.37
Diluted EPS
As reported	$(0.08)	$0.46	$0.44
Pro forma	(0.12)	0.37	0.36

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of zero percent for each of the three years; expected volatility of

40 percent for each of the three years; risk-free interest rates of 4.92, 6.45 and 5.30 percent and expected life of six years for each of the options granted. As a result of the distribution, the fair values of the Hilton options were adjusted and prior periods were restated based on the relative values of Hilton and Park Place common stock at December 31, 1998. The weighted-average grant date fair value of options granted by Park Place was $5.19 for 2001, $5.82 for 2000 and $3.30 for 1999.

Note 12. Employee Pension and Savings Plans

        A significant number of the Company's employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed and charged to expense $18 million, $22 million and $13 million in 2001, 2000, and 1999, respectively, for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share, if any, of unfunded vested benefits.

        The Company and its subsidiaries also sponsor several defined contribution plans (401(k) savings plans). These plans allow for pretax and after tax employee contributions and employer matching contributions. Such amounts contributed to the plans are invested at the participants' direction. The Company's matching contribution expense for such plans was $22 million in 2001, $19 million in 2000, and $11 million in 1999.

        The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 50 percent of the employee contribution, subject to a maximum Company contribution of 5 percent of an employee's annual compensation. These deferrals are in addition to those allowed in the Company's 401(k) plans.

        In November 2001, the Company established a Supplemental Retention Plan for selected executives. Participants in this non-qualified unfunded retirement plan are granted rights that vest over four years. At retirement, or in other circumstances as defined, shares of Company common stock are distributed equal to the number of rights credited to a participant's account. The shares issued under the plan will be treasury shares and are limited to a maximum of 2.5 million shares.

        The Company maintains an Employee Stock Purchase Plan by which the Company is authorized to issue up to five million shares of common stock to its full-time employees. Under the terms of the Plan, employees can elect to have a percentage of their earnings withheld to purchase the Company's common stock at 95 percent of the lower of the market price on the first day of the purchase period or the last day of the purchase period.

Note 13. Leases

        The Company and its subsidiaries lease both real estate and equipment used in operations, which are classified as operating leases. Rental costs relating to operating leases and charged to expense were approximately $40 million in 2001, $41 million in 2000, and $30 million in 1999, including contingent rental payments of $19 million in 2001, $21 million in 2000, and $17 million in 1999.

        The following is a schedule of future minimum lease commitments under noncancellable operating leases as of December 31, 2001 (in millions):

2002	$21
2003	18
2004	16
2005	15
2006	11
Thereafter	194

Total minimum lease payments	$275

        The Company leases the land and building for the Caesars Tahoe facility. This lease expires in 2028 and is renewable for an additional 25-year period. The lease provides for a minimum rental payment of $4.6 million for 2002, increasing by 2.5 percent in each subsequent year, and for percentage rent of 1 percent of the casino hotel's gross revenue (as therein defined).

        The Company has also entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The lease for land adjacent to the Grand Casino Gulfport is for the period from July 1, 1997, through June 30, 2002, and contains renewal options for an additional 40 years. The Company is required to make annual rental payments of $1.3 million subject to adjustment as defined, plus 5 percent of gross annual gaming revenues in excess of $25 million and 3 percent of all non-gaming revenues. The lessor of the Grand Casino Gulfport site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises, as defined.

        The lease for land adjacent to the Grand Casino Biloxi has an initial term of 99 years and provides for rental payments of 5 percent of casino revenues (as defined therein) with a minimum payment of $2.5 million per year. Park Place can cancel the lease by making a payment equal to six months of lease payments. The Company also entered into a 15-year lease for submerged land adjacent to the Grand Casino Biloxi with an option to extend the lease for five years after the expiration of the initial 15-year term in 2008. The lease provides for annual rental payments of $0.9 million and subsequent increases as defined in the agreement.

        The lease for land adjacent to the Grand Casino Tunica provides for annual rental payments of $3.3 million in 2002, subject to adjustment as defined in each subsequent year. The initial term of the lease was for six years beginning in 1993 with nine six-year renewal options, for a total of 60 years.

Note 14. Impairment Losses and Other

        During 2001, the Company recognized impairment losses on the Las Vegas Hilton and the sale of the Flamingo Reno totaling $143 million.

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

Flamingo Reno

        On October 5, 2001, the Company entered into an agreement to sell the Flamingo Reno. In anticipation of the sale, the facility was closed on October 23, 2001. The Company provided employees with 60 days of salary continuation from October 5, 2001 and health benefits through the end of 2001. The sale was completed in December 2001. As a result of the sales agreement, a $19 million loss was recognized in the third quarter of 2001. The loss includes the write-down of the assets to be sold and employee termination and other incremental costs of closing the property, net of the sales price.

2000 Transactions

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

        In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to an unrelated third party, subject to regulatory approvals. The Company was to receive $300 million for the property, building, and equipment plus an amount for net working capital (excluding certain gaming customer receivables to be retained by Park Place). In connection with this planned disposition, the Company recognized a pretax non-cash impairment loss of $55 million in 2000. By November 2000, all regulatory approvals related to the transaction had been received. In January 2001, the purchaser did not complete the transaction thereby breaching the terms of the agreement. Legal actions regarding the failed transaction and the $20 million in letter of credit and escrow funds have been filed by the Company and the purchaser (see Note 15 for further discussion).

        In connection with the purchase of Bally by Hilton in 1996 and the subsequent spin-off, Park Place obtained the rights to the "Bally" trademarks. In October 2000, the Company recognized a pretax gain of $7 million in connection with the sale of certain trademark rights associated with the Bally name.

        In October 2000, Arthur M. Goldberg, the Company's president and chief executive officer passed away. In fulfillment of this executive's employment contract obligations, the Company recognized a pretax charge of approximately $15 million for salary commitments and certain life insurance benefits.

1999 Transaction

        In December 1999, the Company entered into a definitive agreement to sell the Flamingo Reno for approximately $20 million in cash. In connection with this agreement, the Company recognized an impairment loss of $26 million in 1999. In July 2000, the Company announced that the sales agreement had been cancelled.

Note 15. Commitments and Contingencies

New Projects

Saint Regis Mohawk Tribe

        Park Place entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. Park Place paid $3 million for exclusive rights to develop a Class II or

Class III casino project with the Tribe in the State of New York for a period of three years, or extended thereafter by mutual agreement. The parties also agreed to enter into a seven-year definitive management agreement for Park Place to manage the casino in return for a management fee equal to 30 percent of ebitda, as defined in the agreement. The agreement is subject to the approval of the National Indian Gaming Commission.

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

        The facility will include a 750-room hotel, 130,000 square feet of gaming space, 15,000 square feet of meeting space, 8 restaurants and a spa.

        All of the agreements and plans relating to the development and management of this project are contingent upon various regulatory approvals, including a compact between the Saint Regis Mohawk Tribe and the State of New York, and receipt of approvals from the BIA, National Indian Gaming Commission and local planning and zoning boards.

        In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature.

Litigation

        The Company's subsidiaries are involved in various legal proceedings relating to routine matters of business. The Company is also party to legal proceedings relating to the Bally, Hilton, Grand and Caesars gaming businesses. The Company believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of these matters is not likely to have a material adverse effect upon its results of operations or financial position.

Belle of Orleans

        The Company's wholly owned subsidiary, Bally's Louisiana, Inc., owns 49.9 percent of the Belle of Orleans, L.L.C. The Belle owns and holds the riverboat gaming license to operate Bally's Casino New Orleans. Metro Riverboat Associates, Inc. owns the remaining 50.1 percent in the Belle. Bally's Louisiana and Metro entered into an operating agreement defining the rights and obligations of the members of Belle, and the Belle entered into a management agreement providing for Bally's Louisiana to manage the casino. The parties are involved in numerous lawsuits, appeals and administrative hearings regarding their rights and obligations under those agreements. Cases are pending between the parties in the Civil District Court for the Parish of Orleans, the Nineteenth Judicial District Court for the Parish of East Baton Rouge, the Louisiana First and Fourth Circuit Courts of Appeal, the Louisiana Supreme Court, and the U.S. District Court for the Eastern District of Louisiana. Metro's claims involve assignments of the management agreements by previous wholly owned Bally's entities to Bally's Louisiana, as well as the effects of Hilton's merger with Bally Entertainment Corporation in 1996, and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998. Metro asserts that Bally's Louisiana is not entitled to manage the casino. Metro is seeking injunctive relief and unspecified damages. Metro has also filed an action in the United States District Court for the Eastern District of Louisiana against certain of Park Place's officers and directors and Bally's Louisiana. The lawsuit alleges civil racketeering and conspiracy activities among the named defendants and members of the Louisiana State Judiciary, the Louisiana Gaming Control Board, the Louisiana State Police, and the Louisiana Attorney General's office.

Bally Merger Litigation

        On December 19, 2001, the Delaware Supreme Court affirmed the trial court's decision dismissing all of the plaintiff's claims in a purported class action against Bally Entertainment Corporation, its directors and Hilton Hotels Corporation, under the caption Parnes v. Bally Entertainment Corporation, et al. The action arose from the merger of Bally into Hilton in December 1996.

Slot Machine Litigation

        On April 26, 1994, William H. Poulos brought a purported class action in the U.S. District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc. et al., against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. On May 10, 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida—William Ahearn, et al. v. Caesars World, Inc. et al.—alleging substantially the same allegations against 48 defendants, including Park Place. On September 26, 1995, a third action was filed against 45 defendants, including Park Place, in the U.S. District Court for the District of Nevada—Larry Schreier, et al. v. Caesars World, Inc. et al. The court consolidated the three cases in the U.S. District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influenced and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation, and seek unspecified compensatory and punitive damages. The case has not been certified as a class action.

Las Vegas Hilton Sale Litigation

        In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to Las Vegas Convention Hotel, LLC, which failed to complete the transaction on the date set for closing. The Company filed a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract. The Company also filed a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants have filed actions against Park Place and Hilton Hotels Corporation in the Eighth Judicial District Court, which actions have been consolidated with Park Place's action in that Court, alleging breach of contract and tortious interference with contract, and seeking non-specific general, special, and punitive damages, specific performance to compel the sale of the property to plaintiffs at a purchase price less than that required under the original contract, and injunctive relief to prevent Park Place from selling the property to any other person.

Flixcorp Litigation

        Bally Data Systems, Inc. and Bally Entertainment Inc. are defendants in an action entitled Flixcorp of America, Ltd. v. Bally Data Systems, et al., filed in the Circuit Court of Cook County, Illinois in 1987. The litigation involves a breach of contract claim arising out of a purported agreement to develop and manufacture videotape dispensing machines. Plaintiffs allege $167 million in damages, while the companies strongly dispute both liability and damages. The matter is currently scheduled for trial in the third quarter of 2002.

Mohawk Litigation

        In April 2000, the Company entered into an agreement with the Saint Regis Mohawk Tribe pursuant to which we obtained the exclusive rights to develop a Class II or Class III casino project in the state of New York with the Tribe. There are various other parties alleging that the grant of rights to the Company somehow infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

        On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "tribal court" in Hogansburg, New York, against Park Place and certain of its executives. The proceeding seeks to nullify Park Place's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. The Company believes that the purported tribal court in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior. On June 2, 2000, Park Place and certain of its executives filed an action in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribe members from proceeding in the tribal court with an action that Park Place believes has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the Park Place action on the grounds that the Court lacked jurisdiction. In October 2000, Park Place appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2002, the Second Circuit remanded the matter to the District Court. During the pendency of the appeal, on March 21, 2001, the purported tribal court rendered a purported default judgment against Park Place in the approximate amount of $1.8 billion, which judgment Park Place refuses to recognize as valid. On or about June 27, 2001, the plaintiffs in the purported tribal court action commenced an action in the United States District Court for the Northern District of New York, seeking recognition and enforcement of the purported tribal court judgment as well as punitive damages of $5 million and certain other costs. Both Park Place and plaintiffs have moved for summary judgment and are awaiting a determination of their motions. Park Place is pursuing all necessary actions to enjoin any efforts to enforce the purported judgment.

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

        On November 13, 2000, Catskill Development, LLC, Mohawk Management LLC and Monticello Raceway Development Company LLC (collectively, "Catskill Development") filed an action against Park Place in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as an Indian gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that Park Place wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs alleged tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and sought over $3 billion in damages. On May 11, 2001, the District Court granted Park Place's motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling and the District Court reinstated one of the dismissed claims.

        On March 29, 2001, Park Place and its then general counsel, Clive Cummis, sued thirty individual tribal members in the Supreme Court of the State of New York, New York County, in the case of Park Place Entertainment et al. v. Marlene Arquette, et al., alleging malicious defamation and interference with contract in connection with the individuals' purported tribal court proceedings and media publication of their purported "default judgment" against Park Place, all of which has been injurious to the good name and reputation of Park Place and Plaintiffs. On November 14, 2001, the Court granted defendants' motion to transfer venue to Franklin County.

        On or about October 23, 2001, Scutti Enterprise, LLC commenced an action seeking over $500 million alleging that Park Place wrongfully interfered with its relationship with the Saint Regis Mohawk Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. The court has dismissed the complaint with prejudice.

        On or about January 29, 2002 two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as "games of chance," approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. Park Place has received consent of all parties in each action to intervene, and has sought to do so.

Stratosphere Stand-By Equity Commitment

        Grand is a defendant in Stratosphere Litigation, L.L.C. v. Grand Casinos, Inc. a Minnesota Corporation, pending in the United States District Court of Nevada. In March 1995, Grand entered into a Standby Equity Commitment Agreement with Stratosphere in which Grand agreed, subject to certain terms and conditions, to purchase up to $20 million of additional equity in Stratosphere during each of the first three years Stratosphere operated if Stratosphere's consolidated cash flow during each of such years did not exceed $50 million. The enforceability of the Standby Equity Commitment was the subject of litigation in the U.S. District Court as a result of an action brought by the Trustee in Bankruptcy for the Stratosphere. On February 19, 1998, the U.S. Bankruptcy Court for the District of Nevada ruled in favor of Grand that the Standby Equity Commitment is not enforceable in Bankruptcy Court as a matter of law. On April 4, 2001, the U.S. District Court entered a judgment in favor of Grand on all counts and on May 4, 2001, plaintiffs appealed the judgment to the Ninth Circuit Court of Appeals. This lawsuit to which Grand and its subsidiaries are parties arose out of actions prior to Grand's merger with Park Place. Any liabilities with respect thereto are an obligation of Grand, and Grand is to be indemnified by Lakes Gaming, Inc. (the company that retained the non-Mississippi business of Grand prior to the merger). If Lakes is unable to satisfy its indemnification obligations, Grand will be responsible for any liabilities, which could have a material adverse effect on Park Place.

Note 16. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(dollars in millions, except per share amounts)
Year Ended December 31, 2001
Revenues(1)	$1,161	$1,171	$1,189	$1,110	$4,631
Operating income (loss)	184	179	(18)	62	407
Net income (loss)	45	48	(101)	(16)	(24)
Basic EPS(2)	0.15	0.16	(0.34)	(0.05)	(0.08)
Diluted EPS(2)	0.15	0.16	(0.34)	(0.05)	(0.08)
Year Ended December 31, 2000
Revenues(1)	$1,177	$1,189	$1,212	$1,080	$4,658
Operating income	197	167	222	110	696
Net income (loss)	52	31	67	(7)	143
Basic EPS(2)	0.17	0.10	0.22	(0.02)	0.48
Diluted EPS(2)	0.17	0.10	0.22	(0.02)	0.46

(1)
As discussed in Note 2, the Company adopted the provisions of EITF 00-14 and EITF 00-22 in 2001 relating to cash rebates, refunds, coupons and discounts. The revenues shown above differ from those previously reported on Form 10-Q because of the required "cash back" reclassifications. Operating income (loss) and net income (loss) were not affected.

(2)
The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

Note 17. Subsequent Event

        On February 20, 2002, we entered into an agreement with Jupiters Limited, whereby it will purchase 50 percent of our equity in Jupiters Limited. We also entered into a separate agreement to sell our remaining equity in Jupiters Limited to institutional investors. After-tax proceeds of these two transactions are currently estimated at $100 million and will be used to repay bank debt. The agreements are subject to shareholder, regulatory, and governmental approvals and financing arrangements by Jupiters Limited. The transactions are expected to be completed in the second quarter of 2002. Although we have agreed to sell our equity in Jupiters Limited, we will continue to manage the two Jupiters' Queensland casinos.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective March 24, 2000, the Company dismissed Arthur Andersen LLP ("AA"). The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

        The report of AA on the Company's consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

        The Company has engaged the firm of Deloitte & Touche LLP as independent accountants for the Company's fiscal years ended December 31, 2001 and 2000 to replace AA. The Company's Board of Directors approved the selection of Deloitte & Touche LLP as independent accountants upon recommendation of the Company's Audit Committee.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

        We incorporate by reference the information appearing under "Directors and Executive Officers" in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 2001 and forwarded to stockholders prior to the Company's 2002 Annual Meeting of Stockholders.

Item 11.    EXECUTIVE COMPENSATION

        We incorporate by reference the information appearing under "Executive Compensation" in our Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate by reference the information appearing under "Security Ownership of Directors and Executive Officers" and "Principal Stockholders" in our Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate by reference the information appearing under and "Related Party Transactions" in our Proxy Statement.

PART IV

Item 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statement Schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year ended December 31,	Balance at beginning of year	Charged to Costs and Expenses	Charged (credited) to other accounts	Deductions	Other	Balance at end of year
1999
Allowance for doubtful accounts	$34	$53	$—	$46	$43 (A)	$84
2000
Allowance for doubtful accounts	84	115	5	138	17 (B)	83
2001
Allowance for doubtful accounts	83	141	2	155	(11)(B)	60

(A)
Includes balances acquired during the period.

(B)
Includes recoveries during the period.

(a)(2) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, the Registrant, Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended June 30, 1998 of Hilton Hotels Corporation).
2.2	Stock Purchase Agreement dated as of April 27, 1999 by and among the Registrant and Starwood Hotels & Resorts Worldwide, Inc., ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Desert Inn Corporation and Sheraton Tunica Corporation (incorporated by reference from Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Registrant dated March 31, 1999, filed with the Commission on May 17, 1999).
2.3	Amendment No.1 dated as of December 29, 1999, to the Stock Purchase Agreement by and among the Registrant and Starwood Hotels & Resorts Worldwide, Inc. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 30, 1999).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 of the Registrant filed with the Commission on December 22, 1998).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-8 of the Registrant filed with the Commission on December 22, 1998).
4.1	Indenture dated as of August 2, 1999 by and among the Registrant and Norwest Bank Minnesota, N.A., with respect to $300 million aggregate principal amount of 7.95% Senior Notes due 2003 (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).
4.2	Registration Rights Agreement dated as of August 2, 1999 by and among the Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Deutsche Bank Securities Inc., SG Cowen Securities Corporation, Scotia Capital Markets (USA) Inc., BNY Capital Markets, Inc. First Union Capital Markets Corp., PNC Capital Markets, Inc., Bear, Stearns & Co. Inc. and Norwest Investment Services, Inc. (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).
4.3	Rights Agreement dated as of December 29, 1998 by and among the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference from Exhibit 1 to the Registrant's Form 8-A filed with the Commission on December 30, 1998).
4.4	Indenture dated as of December 21, 1998 by and among the Registrant and First Union National Bank, as trustee, with respect to $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
4.5	First Supplemental Indenture dated as of December 31, 1998 by and among Hilton Hotels Corporation, BNY Western Trust Company, as Trustee, and the Registrant, to the Indenture dated as of April 15, 1997 between Hilton Hotels Corporation and BNY Western Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
4.6	Five Year Credit Agreement dated as of December 31, 1998 among the Registrant, Bank of America National Trust Association, as Administrative Agent, and NationsBanc Montgomery Securities, LLC, as Lead Arranger (incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).

4.7	Amendment No. 1 to the Five Year Credit Agreement dated as of August 31, 1999 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Credit Agreement dated as of December 31, 1998, and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).
4.8	Officers' Certificate dated as of November 9, 1999 with respect to $400 million principal amount of 8.5% Senior Notes due 2006 (incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Commission on November 12, 1999).
4.9	Indenture dated as of February 22, 2000 by and among the Registrant and Norwest Bank Minnesota, N.A., with respect to $500 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to the registration Statement on Form S-4 filed with the Commission on March 22, 2000).
4.10	Amendment No. 2 to the Five Year Credit Agreement dated as of August 28, 2000 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Credit Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2000).
4.11	$1.9 Billion Short Term Credit Agreement dated as of August 28, 2000 among Park Place Entertainment Corporation, the Lenders, Documentation Agents, Co-Arrangers and Senior Managing Agents referred to therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2000).
4.12	Officers' Certificate dated as of September 12, 2000 with respect to $400 million principal amount of 8.875% Senior Subordinated Notes due 2008 (incorporated by reference to the Current Report on Form 8-K of the Registrant filed with the Commission on September 19, 2000).
4.13	Indenture dated as of May 14, 2001 by and among the Registrant and Wells Fargo Bank Minnesota, N.A., with respect to the 8.125% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the Commission on June 7, 2001).
4.14	Indenture dated as of August 22, 2001 by and among the Registrant and Wells Fargo Bank Minnesota, N.A., with respect to the 7.50% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the Commission on September 21, 2001).
4.15	Registration Rights Agreement dated as of August 22, 2001 by and among the Registrant and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Deutsche Bank Alex. Brown Inc., Dresdner Kleinwort Wassterstein-Grantchester, Inc., BNY Capital Markets, Inc., Commerzbank Capital Markets Corporation, First Union Securities, Inc., Fleet Securities, Inc., Scotia Capital (USA) Inc., SG Cowen Securities Corporation and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-4 filed with the Commission on September 21, 2001).
4.16	Amendment No. 3 to Five Year Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2001).

4.17	Short Term Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Co-Documentation Agents referred to therein, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2001).
4.18	Multi-Year Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Co-Documentation Agents, and Syndication Agent referred to therein, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2001).
4.19	Amendment No. 4 to Five Year Credit Agreement dated as of November 5, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A., as Administrative Agent.
4.20	Amendment No. 1 to Short Term Credit Agreement dated as of November 5, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Co-Documentation Agents referred to in the Short Term Agreement dated as of August 23, 2001, and Bank of America, N.A. as Administrative Agent.
10.1	Lease Agreement between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport, as lessor, and Grand Casinos, Inc., as lessee, dated as of May 20, 1992 (incorporated by reference to Exhibit 10VV to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565)).
10.2	Ground Lease between Mavar, Inc., a Mississippi Corporation, as lessor and Grand Casinos of Mississippi, Inc., a Minnesota corporation, as lessee, dated as of June 23, 1992 (incorporated by reference to Exhibit 10XX to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565)).
10.3	Fifth Lease Amendment between the State of Mississippi through its duly authorized agencies. The Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Grand Casinos of Mississippi, Inc. dated July 8, 1996 (incorporated by reference to Exhibit 10.13 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 29, 1996).
10.4	First Amendment to Ground Lease with Mavar, Inc. and Grand Casinos, Inc., dated November 9, 1992 (incorporated by reference to Exhibit 10MMM to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565)).
10.5	Application for Standard Lease of Public Trust Tidelands, dated December 7, 1992 (incorporated by reference to Exhibit 10NNN to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565)).
10.6	Second Lease Amendment with consent to Assignment between the State of Mississippi and Grand Casinos, Inc. (incorporated by reference to Exhibit 10.9 to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).
10.7	Second Amendment to Lease Agreement dated as of February 1, 1993 between Mavar, Inc. and Grand Casinos of Mississippi, Inc. Biloxi (incorporated by reference to Exhibit 10.10 to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).

10.8	Public Trust Tidelands lease dated January 28, 1993 by and between the Secretary of State of the State of Mississippi, on behalf of the State of Mississippi and Grand Casinos of Mississippi, Inc. Biloxi (incorporated by reference to Exhibit 10.11 to the Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).
10.9	Standby Equity Commitment dated March 9, 1995 by and between Grand Casinos, Inc. and Stratosphere Corporation (incorporated by reference to Exhibit 10.51 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565)).
10.10	First Amendment to Port Authority Ground Lease dated as of December 14, 1992, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos, Inc. (incorporated by reference to Exhibit 10.31 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.11	Third Amendment to Port Authority Ground Lease dated as of February 9, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.32 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.12	Fourth Amendment to Port Authority Ground Lease dated as of June 3, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.33 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.13	Fifth Amendment to Port Authority Ground Lease dated as of November 30, 1995, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.34 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.14	Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. Gulfport and CHC/GCI Gulfport Limited Partnership dated as of April 1, 1994 (incorporated by reference to Exhibit 10.35 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.15	First Amendment to Ground Sublease Agreement dated as of February 3, 1995 by and between Grand Casinos of Mississippi, Inc. Gulfport and CHC/GCI Gulfport Limited Partnership (incorporated by reference to Exhibit 10.36 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.16	Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. Biloxi and CHC/GCI Gulfport Limited Partnership dated as of September 1, 1994 (incorporated by reference to Exhibit 10.37 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.17	First Amendment to Ground Sublease Agreement dated as of February 3, 1995 by and between Grand Casinos of Mississippi, Inc. Biloxi and CHC/GCI Biloxi Limited Partnership (incorporated by reference to Exhibit 10.38 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.18	Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi Limited Partnership (incorporated by reference to Exhibit 10.39 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.19	First Amendment to Public Trust Tidelands Lease dated as of November 30, 1995 by and between the State of Mississippi and Grand Casinos Biloxi Theater, Inc. (incorporated by reference to Exhibit 10.40 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.20	Memorandum of Lease dated as of January 20, 1995 by and between the Board of Levy Commissioners for the Yazoo-Mississippi delta and BL Development Corp. (incorporated by reference to Exhibit 10.41 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.21	First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi Delta and BL Development Corp. (incorporated by reference to Exhibit 10.42 to Grand Casinos, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995).
10.22	Distribution Agreement dated as of December 31, 1998 between Hilton Hotels Corporation and the Registrant (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.23	Debt Assumption Agreement dated as of December 31, 1998 between Hilton Hotels Corporation and the Registrant (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.24	Assignment and License Agreement dated as of December 31, 1998 by and between Hilton Hotels Corporation, Conrad International Royalty Corporation and the Registrant (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.25	Non-Competition Agreements dated as of December 31, 1998 by and between Lyle Berman, Thomas J. Brosig, Stanley M. Taube and the Registrant (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.26	Employment Agreement between the Registrant and Arthur M. Goldberg (incorporated by reference to Exhibit 99.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).*
10.27	Employment Agreement between the Registrant and Stephen F. Bollenbach (incorporated by reference to Exhibit 99.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).*
10.28	1991 Grand Casinos, Inc. Stock Option and Compensation Plan, as amended. (Incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 dated January 8, 1999).*
10.29	Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-8 of the Registrant filed with the Commission on June 15, 2000).*
10.30	Amended and Restated Park Place Entertainment Corporation Employee Stock Purchase Plan, effective July 1, 2000.*
10.31	Park Place Entertainment Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 dated December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001, (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Commission on July 31, 2001).*

10.32	First Amendment to Employment Agreement between the Registrant and Arthur M. Goldberg dated as of January 1, 2000 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on May 15, 2000).*
10.33	Hotel Sales Agreement between LVH Corporation (a subsidiary of the Registrant) and Las Vegas Convention Hotel, LLC, dated as of July 11, 2000 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 14, 2000).
10.34	Employment Agreement between the Registrant and Thomas Gallagher dated as of October 23, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K filed with the Commission on March 29, 2001).*
10.35	Employment Agreement between the Registrant and Wallace Barr, dated as of November 1, 2001.*
10.36	Executive Employment Agreement between the Registrant and Scott A. LaPorta, dated as of January 1, 1999 and Agreement between the Registrant and Scott A. LaPorta, dated as of January 30, 2002.*
10.37	Executive Employment Agreement between the Registrant and Clive S. Cummis, dated as of January 1, 1999 and Agreement between the Registrant and Clive S. Cummis, dated as of December 31, 2001.*
10.38	Park Place Entertainment Corporation Supplemental Retention Plan and form of Supplement Retention Plan Rights Agreement.*
10.39	Employment Agreement between the Registrant and Kim Sinatra, dated February 1, 2002.*
10.40	Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan as Restated and Amended effective January 1, 2000.*
10.41	Park Place Entertainment Corporation Executive Death Benefit Plan.*
10.42	Park Place Entertainment Corporation Directors' Retirement Benefit Plan.*
10.43	Change of Control Agreement between Registrant and Wallace Barr, dated November 1, 2001.*
10.44	Change of Control Agreement between Registrant and Kim Sinatra, dated March 25, 2002.*
10.45	Employment Agreement between Registrant and Harry C. Hagerty, III, dated as of March 14, 2002.*
10.46	Change of Control Agreement between Registrant and Harry C. Hagerty, III, dated March 25, 2002.*
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K

        On October 31, 2001, the Company filed a Current Report on Form 8-K dated October 31, 2001. The Company reported under "Items 5 and 7" its press release of results for the quarter ended September 30, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION
By:	/s/ KIM SINATRA Kim Sinatra Executive Vice President, Chief Legal Officer and Secretary

Dated: March 18, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board	March 18, 2002
/s/ A. STEVEN CROWN A. Steven Crown	Director	March 18, 2002
/s/ BARBARA BELL COLEMAN Barbara Bell Coleman	Director	March 18, 2002
/s/ CLIVE S. CUMMIS Clive S. Cummis	Vice Chairman	March 18, 2002
/s/ PETER G. ERNAUT Peter G. Ernaut	Director	March 18, 2002
/s/ THOMAS E. GALLAGHER Thomas E. Gallagher	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2002

/s/ BARRON HILTON Barron Hilton	Director	March 18, 2002
/s/ ERIC M. HILTON Eric M. Hilton	Director	March 18, 2002
/s/ PAUL X. KELLEY Paul X. Kelley	Director	March 18, 2002
/s/ GILBERT L. SHELTON Gilbert L. Shelton	Director	March 18, 2002
/s/ WESLEY D. ALLISON Wesley D. Allison	Vice President and Controller (Principal Accounting Officer)	March 18, 2002

QuickLinks

Documents Incorporated by Reference
PART I
  Item 1. BUSINESS
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
  Item 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in millions, except par value)
PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share amounts)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)
SIGNATURES