Form 10-Q
period 2002-03-31
PARK PLACE ENTERTAINMENT CORP
filed 2002-05-15
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 1, 2002
Common Stock, par value $0.01 per share	302,108,883

PARK PLACE ENTERTAINMENT CORPORATION
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations Three months ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures	19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)
(unaudited)

	March 31, 2002	December 31, 2001
Assets
Cash and equivalents	$328	$328
Accounts receivable, net	206	222
Inventory, prepaids, and other	142	141
Income taxes receivable	—	9
Deferred income taxes	114	111

Total current assets	790	811
Investments	203	201
Property and equipment, net	7,683	7,731
Goodwill, net	832	1,811
Other assets, net	260	254

Total assets	$9,768	$10,808

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$604	$629
Current maturities of long-term debt	1	7
Income taxes payable	2	—

Total current liabilities	607	636
Long-term debt, net of current maturities	5,208	5,301
Deferred income taxes, net	1,034	1,021
Other liabilities	87	83

Total liabilities	6,936	7,041

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 322.9 million and 322.4 million shares issued at March 31, 2002 and December 31, 2001, respectively	3	3
Additional paid-in capital	3,792	3,788
Retained earnings (accumulated deficit)	(684)	255
Accumulated other comprehensive loss	(35)	(35)
Common stock in treasury at cost, 21.1 million shares at
March 31, 2002 and December 31, 2001	(244)	(244)

Total stockholders' equity	2,832	3,767

Total liabilities and stockholders' equity	$9,768	$10,808

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenues
Casino	$819	$798
Rooms	136	151
Food and beverage	114	116
Other revenue	89	96

	1,158	1,161

Expenses
Casino	443	412
Rooms	43	48
Food and beverage	98	102
Other expense	278	272
Depreciation and amortization	120	131
Corporate expense	17	12

	999	977

Operating income	159	184
Interest and dividend income	1	4
Interest expense, net of interest capitalized	(88)	(105)
Interest expense, net from unconsolidated affiliates	(2)	(3)

Income before income taxes, minority interest and
cumulative effect of accounting change	70	80
Provision for income taxes	(28)	(34)
Minority interest, net	(2)	(1)

Income before cumulative effect of accounting change	40	45
Cumulative effect of accounting change	(979)	—

Net income (loss)	$(939)	$45

Basic earnings (loss) per share
Income before cumulative effect of accounting change	$0.13	$0.15
Cumulative effect of accounting change	(3.24)	—

Net income (loss) per share	$(3.11)	$0.15

Diluted earnings (loss) per share
Income before cumulative effect of accounting change	$0.13	$0.15
Cumulative effect of accounting change	(3.22)	—

Net income (loss) per share	$(3.09)	$0.15

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2002	2001
Operating activities
Net income (loss)	$(939)	$45
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120	131
Cumulative effect of accounting change	979	—
Change in working capital components	(5)	(2)
Change in deferred income taxes	10	(2)
Other	(4)	4

Net cash provided by operating activities	161	176

Investing activities
Capital expenditures	(64)	(96)
Change in investments	—	(24)
Other	—	1

Net cash used in investing activities	(64)	(119)

Financing activities
Change in credit facilities and commercial paper	(469)	(78)
Proceeds from issuance of notes	375	—
Purchases of treasury stock	—	(12)
Proceeds from exercise of stock options	4	2
Other	(7)	—

Net cash used in financing activities	(97)	(88)

Decrease in cash and equivalents	—	(31)
Cash and equivalents at beginning of period	328	321

Cash and equivalents at end of period	$328	$290

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$97	$121

Income taxes, net of refunds	$1	$(31)

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. The Company

        Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. The Company is primarily engaged in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates a total of twenty-eight casinos, including seventeen wholly owned casino hotels located in the United States; of which eight are located in Nevada; four are located in Atlantic City, New Jersey; and five are located in Mississippi. The Company has an 82 percent owned and managed riverboat casino in Harrison County, Indiana and a 49.9 percent owned and managed riverboat casino in New Orleans. The Company partially owns and manages one casino hotel in Punta del Este, Uruguay, two casinos in Nova Scotia, Canada, one casino in South Africa, and has an interest in two casinos on cruise ships. The Company provides management services to two casino hotels in Australia, a casino in Windsor, Canada and the slot operations at the Dover Downs racetrack in Delaware.

Note 2. Basis of Presentation

        The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, accounted for under the equity method. All material intercompany accounts and transactions are eliminated.

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        With the adoption of the new standard, the prior-year period has been reclassified to conform to the new presentation. This resulted in a reduction of casino revenues (and a corresponding reduction in casino expenses) of $34 million in 2001. The requirements of EITF 00-14 did not have an impact on previously reported operating income or net income.

Note 3. Goodwill and Other Intangible Assets—Adoption of Statement of Financial Accounting Standards No. 142

        On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

        As of January 1, 2002, the Company had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total relates to the acquisition of the Bally's properties in 1996, while the remainder relates primarily to the Caesars acquisition in December 1999. In accordance with the initial adoption of SFAS No. 142, each property with assigned goodwill is to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity will need to be valued. The difference between the fair value of the operating entity and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment charge will be recognized as a cumulative effect of a change in accounting upon adoption.

        The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method. Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million which has been recorded as a cumulative effect of accounting change in the first quarter of 2002. There were no other additions or adjustments to goodwill during the three months ended March 31, 2002.

        In the first quarter of 2001, the Company recorded goodwill amortization of $12 million. Had the new rules been in effect for the prior period, the Company would have reported the following (in millions):

Three months ended March 31, 2001
Net income as reported	$45
Add back: Goodwill amortization	12

Adjusted net income	$57

Net income per share as reported
Basic and Diluted	$0.15

Adjusted net income per share
Basic and Diluted	$0.19

Note 4. Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended March 31, 2002 and 2001 was 302 million and 298 million, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 2 million and 4 million for the three months ended March 31, 2002 and 2001, respectively.

Note 5. Comprehensive Income (Loss)

        Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is as follows (in millions):

	Three months ended March 31,
	2002	2001
Net income (loss)	$(939)	$45
Currency translation adjustment	—	(6)

Comprehensive income (loss)	$(939)	$39

Note 6. Long-Term Debt

        Long-term debt is as follows (in millions):

	March 31, 2002	December 31, 2001
Senior and senior subordinated notes, net of unamortized discount of $6 million and $7 million, respectively	$3,769	$3,393
Credit facilities	1,435	1,904
Other	5	11

	5,209	5,308
Less current maturities	(1)	(7)

Net long-term debt	$5,208	$5,301

        In March 2002, the Company issued $375 million of 7.875% senior subordinated notes due 2010 through a private placement offering to institutional investors. The Company has commenced an exchange of these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

Note 7. Commitments and Contingencies

Litigation

        Park Place and its subsidiaries are party to various legal proceedings incidental to its business. The Company believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the

Company believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 8. Subsequent Event

        On February 20, 2002, the Company entered into an agreement with Jupiters Limited, whereby Jupiters Limited will purchase 50 percent of the Company's 19.9% equity interest in Jupiters Limited. The Company also entered into a separate agreement to sell its remaining equity interest in Jupiters Limited to institutional investors. On April 17, 2002, Park Place completed the sale of the Jupiters Limited equity interest and received total gross proceeds of approximately $120 million. The proceeds were used to pay down debt. As a result of this transaction, the Company will record a one-time pre-tax gain of approximately $44 million in the second quarter of 2002. Although the Company has sold its equity interest in Jupiters Limited, it will continue to manage the two Jupiters' Queensland casino hotels.

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
  two managed casino hotels in Australia;

  •
  a partially owned and managed casino hotel in Punta del Este, Uruguay;

  •
  a partially owned and managed casino hotel in Johannesburg, South Africa;

  •
  two casinos on cruise ships; and

  •
  managed slot operations at a racetrack in Delaware.

        The following discussion presents an analysis of the results of operations for the three months ended March 31, 2002. EBITDA (earnings before interest, taxes, depreciation and amortization) is presented supplementally in the tables below and in the discussion of operating results because this is how we review and analyze the results of each property. EBITDA can be computed directly from our consolidated statements of operations by adding the amounts shown for depreciation and amortization to operating income (which is income before interest, taxes and cumulative effect of accounting change). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Comparison of Three Months Ended March 31, 2002 and 2001

        A summary of our consolidated revenue and earnings for the three months ended March 31, 2002 and 2001 is as follows (in millions, except per share amounts):

	Three months ended March 31,
	2002	2001
Revenue	$1,158	$1,161
Operating income	159	184
Income before cumulative effect of accounting change	40	45
Net income (loss)	(939)	45
Basic and diluted earnings per share before cumulative effect of accounting change	0.13	0.15
Basic earnings (loss) per share	(3.11)	0.15
Diluted earnings (loss) per share	(3.09)	0.15
Other operating data:
Cash provided by operating activities	$161	$176
Cash used in investing activities	(64)	(119)
Cash used in financing activities	(97)	(88)
EBITDA	279	315

        We recorded income before a cumulative effect of accounting change of $40 million or diluted earnings per share of $0.13 for the three months ended March 31, 2002 compared with net income of $45 million or diluted earnings per share of $0.15 for the three months ended March 31, 2001. The adoption of SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets," on January 1, 2002 required that we no longer amortize goodwill and that we compare the fair value of our operating entities with goodwill to the book value of those entities in order to determine if an impairment of our goodwill existed. Based on this analysis, we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002. Including this cumulative effect of accounting change, we reported a net loss of $939 million or a diluted loss per share of $3.09 for the first quarter ended March 31, 2002. Results for the first quarter of 2001 include $12 million of goodwill amortization. For comparative purposes, net income in the first quarter of 2001 would have been $57 million, or $0.19 per share excluding this goodwill amortization. From an operating standpoint, we posted strong first quarter results in the East and Mid-South, while Las Vegas continues to recover after the effects of the terrorist attacks on September 11, 2001. See the discussion below for a further analysis.

Western Region

	Revenues Three months ended March 31,		EBITDA Three months ended March 31,
	2002	2001	2002	2001
	(in millions)
Paris/Bally's	$161	$181	$46	$59
Caesars Palace	112	127	17	31
Flamingo Las Vegas	70	77	22	29
Other	137	169	20	33

Total Western Region	$480	$554	$105	$152

        The Western Region reported a decrease of $47 million in EBITDA for the first quarter of 2002 compared to the first quarter of 2001. Revenues decreased 13 percent between the two periods. The shortfall was primarily due to weak results early in the quarter due to the continued impact of the terrorists attacks of September 11, 2001, coupled with a two percentage point decline in table hold versus last year's first quarter. The Company experienced increases in hotel occupancy, average daily rate and gaming volumes as the quarter progressed. In March 2002, occupancy in our Las Vegas properties was 98 percent with average daily rates at approximately 99 percent of last year's rate. For the three months ended March 31, 2002, occupancy for the Western Region was 89 percent compared to 92 percent in the prior year. The average room rate decreased to $94 compared to $98 in the prior year's quarter.

        Paris/Bally's Las Vegas reported EBITDA of $46 million in the first quarter of 2002 versus $59 million in the first quarter of 2001. Revenues declined 11 percent year over year. The decline is primarily attributable to a three percentage point decline in table hold as compared to last year.

        Caesars Palace reported a decrease in revenues of 12 percent between the first quarter of 2002 and 2001. EBITDA was $17 million during the first quarter of 2002, down from last year's $31 million. The shortfall was primarily due to sports book losses associated with the Super Bowl, lower table game win and severance charges. In addition, the property is undergoing extensive expansion and is experiencing business disruption from ongoing construction at two Strip entrances.

        Flamingo Las Vegas produced $22 million in EBITDA for the quarter compared to $29 million last year. Early on in the quarter, room occupancy and average room rates were below the prior year as a result of the events of September 11, 2001. The property continued to gain momentum throughout the quarter and as the Las Vegas market recovers, we expect the Flamingo Las Vegas to return to its normal operating results.

        Other Nevada properties (Las Vegas Hilton, Reno Hilton, Caesars Tahoe and Flamingo Laughlin) on a combined basis reported $20 million in EBITDA for the first quarter of 2002. That compares to $33 million in EBITDA for the first quarter of 2001, which also included results from the Flamingo Reno, which was sold in the fourth quarter of 2001. This decrease is primarily due to decreased gaming volumes at each of these properties and a 5 point decrease in table hold at the Las Vegas Hilton.

        Current and potential competitors have indicated expansion and new development plans for the Las Vegas Strip, which are in the early planning stages. Any new hotel/casino capacity could intensify competition in the Las Vegas marketplace and/or broaden Las Vegas' appeal to an expanded customer base. In addition, the proliferation of Native American gaming in western states, especially California, could have an adverse effect on our operating results in Nevada. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our future operating results.

Eastern Region

	Revenues Three months ended March 31,		EBITDA Three months ended March 31,
	2002	2001	2002	2001
	(in millions)
Bally's Atlantic City	$128	$123	$40	$35
Caesars Atlantic City	124	112	40	33
Atlantic City Hilton	68	68	12	12
Other	37	2	5	2

Total Eastern Region	$357	$305	$97	$82

        The Eastern Region properties posted significant gains in the first quarter of 2002 compared to the first quarter of 2001. These properties were not as impacted by the September 11, 2001 terrorist attacks as the Atlantic City customers travel primarily by car or bus. The region generated $97 million of EBITDA in the first quarter of 2002 compared to $82 million in the prior-year quarter. Revenues increased 17 percent to $357 million in the three months ended March 31, 2002 compared to $305 million in the same period a year ago. The 2002 results include the contribution of the Claridge Hotel and Casino acquired in June 2001. The average occupancy percent for our Atlantic City properties was 96 percent for the first quarter of 2002, which was the same as the prior year's quarter. The average room rate decreased to $80 for the three months ended March 31, 2002 compared to $85 in the prior year.

        Bally's Atlantic City produced a 14 percent increase in EBITDA and a 4 percent increase in revenues in the first quarter of 2002 versus the first quarter of 2001. Table game win was up approximately 10 percent and slot win was essentially unchanged versus last year's first quarter results.

        EBITDA at Caesars Atlantic City improved approximately 21 percent in the first quarter of 2002 to $40 million compared to $33 million in 2001. The EBITDA increase was due to a 14 percent increase in slot handle, a 7 percent increase in table play and a one percentage point higher table hold.

        The Atlantic City Hilton generated $12 million in EBITDA and $68 million in revenues in the first quarter of 2002, which is comparable to last year's first quarter results. The Atlantic City Hilton experienced a one percent improvement in slot handle and a two percent increase in table game drop during the quarter. However table hold was more than two percentage points lower than last year, causing EBITDA to be flat with the prior year.

        Certain competitors have begun construction on a 2000-room hotel/casino project in Atlantic City with an announced completion date in 2003. Other competitors have announced or begun expansion projects with expected completion dates in 2002 and beyond. Such potential new hotel/casino capacity could intensify competition in the Atlantic City marketplace, and/or broaden Atlantic City's appeal to an expanded customer base. In addition, a proliferation of Native American gaming in New York or the legalization or expansion of casino gaming in jurisdictions located near our existing hotel/casinos would have an adverse effect on our operating results in Atlantic City. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our future operating results.

Mid-South Region

	Revenues Three months ended March 31,		EBITDA Three months ended March 31,
	2002	2001	2002	2001
	(in millions)
Grand Biloxi	$59	$59	$13	$16
Grand Tunica	56	55	13	13
Caesars Indiana	68	53	19	15
Grand Gulfport	48	45	12	12
Other	53	50	13	11

Total Mid-South Region	$284	$262	$70	$67

        For the first quarter of 2002, the Mid-South Region generated a 4 percent increase in EBITDA and an 8 percent increase in revenues compared to the first quarter of 2001. Similar to our Atlantic City properties, the Mid-South Region is primarily a market in which customers arrive by motor vehicles and therefore was not impacted as much as Las Vegas as a result of the events of

September 11, 2001. Caesars Indiana recorded a 27 percent year-over-year increase in quarterly EBITDA and a 28 percent increase in quarterly revenue. The EBITDA results in Tunica were up approximately 9 percent compared to last year. However, the Biloxi market continued to experience competitive pressure during the quarter, which in part caused the $3 million decrease in EBITDA and flat revenues at Grand Biloxi. The Mid-South Region's average room rate was $57 compared to $56 in the prior year and the average occupancy percentage was 90 percent in the first quarter of 2002 versus 91 percent in the prior year.

        Caesars Indiana reported a 27 percent improvement in EBITDA, to $19 million, in the first quarter of 2002 compared to the prior year. The increase was driven primarily by the addition of the new 500-room hotel that opened in late August 2001. Additional visitation to the property resulted in a 19 percent increase in table game drop and a 31 percent increase in slot handle.

        Grand Gulfport posted EBITDA of $12 million in the first quarter, equal to the first quarter of 2001. Revenues at Grand Gulfport increased 7 percent year over year in the first quarter 2002. The property experienced increases in slot and table volumes. However, the increased revenues were offset by higher operating expenses.

        Grand Biloxi's revenues remained flat year over year and EBITDA decreased $3 million in the first quarter of 2002 compared to the first quarter of 2001. Increased gaming volumes were offset by the costs of enhanced marketing programs used to attract more customers as well as a two percentage point decline in table hold.

        For the first quarter of 2002, EBITDA at Grand Tunica was $13 million, equal to last year's results and revenues were up 2 percent year over year. EBITDA at the Company's two other Tunica properties, Bally's Tunica and Sheraton Tunica, was up $2 million from the year-ago quarter.

International

        On a combined basis, the International properties reported EBITDA of $24 million for the first quarter of 2002 compared to $26 million for the prior year. The Punta del Este property in Uruguay posted strong results despite its dependence on the Argentine market. On a combined basis, for the first quarter of 2002, the International properties reported an average room rate of $85 and occupancy of 66 percent compared to an average room rate of $87 and occupancy of 73 percent for the first quarter of 2001.

        On February 20, 2002, we entered into an agreement with Jupiters Limited, whereby it will purchase 50 percent of our 19.9% equity interest in Jupiters Limited. We also entered into a separate agreement to sell our remaining equity interest in Jupiters Limited to institutional investors. On April 17, 2002, we completed the sale of the Jupiters Limited equity interest and received total gross proceeds of approximately $120 million. The proceeds were used to pay down debt. As a result of this transaction, the Company will record a one-time pre-tax gain of approximately $44 million in the second quarter of 2002. Although we have sold our equity interest in Jupiters Limited, we will continue to manage the two Jupiters' Queensland casino hotels.

Depreciation and Amortization

        Depreciation and amortization expense decreased to $120 million for the first quarter of 2002 compared to $131 million for the first quarter of 2001. This decrease was primarily due to goodwill amortization of $12 million that we no longer recognize in accordance with SFAS No. 142, offset by a slight increase in depreciation expense related to new capital projects.

Net Interest Expense

        Consolidated net interest expense decreased $15 million to $89 million for the three months ended March 31, 2002 compared to $104 for the three months ended March 31, 2001. The decrease in net interest expense was due primarily to a decrease in the interest rates for our credit facilities. Capitalized interest for the three months ended March 31, 2002 was $2 million compared to $3 million for the first quarter of 2001.

Income Taxes

        The effective income tax rate for the three months ended March 31, 2002 was 40.0 percent before the cumulative effect of an accounting change and 42.5 percent for the three months ended March 31, 2001. The decrease in our effective income tax rate is primarily due to goodwill no longer being amortized in accordance with SFAS No. 142. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes.

Adoption of SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets"

        On January 1, 2002, we adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

        As of January 1, 2002, we had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total relates to the acquisition of the Bally's properties in 1996, while the remainder relates primarily to the Caesars acquisition in December 1999. During the first quarter of 2002, we engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method. Based on this analysis, we completed our implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million which has been recorded as a cumulative effect of accounting change in the first quarter of 2002.

        The new accounting standard does not allow for the restatement of prior-period results to adjust for this change in accounting principle. However, it does require that pro forma results be presented to disclose what the results would have been had the new rules been in effect in the prior periods. The pro forma amounts for the prior year are presented in Note 3 of the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        As of March 31, 2002, we had cash and cash equivalents of $328 million. Net cash provided by operating activities for the three months ended March 31, 2002 was $161 million. In addition, we had availability under our credit facilities of approximately $1.9 billion at March 31, 2002, subject to continuing compliance with existing covenant restrictions. We expect to finance our operations and capital expenditures through cash flows from operations, existing cash balances, borrowings under our credit facilities, new issuances in the public bond markets, and commercial paper borrowings.

Investing Activities

        Investing cash flow activities include maintenance capital expenditures, new construction, improvement projects at existing facilities, and acquisitions. For the three months ended March 31,

2002, net cash used in investing activities of $64 million related to capital expenditures for normal maintenance and expansion projects. Expansion projects are primarily the 4,000-seat performing arts "Colosseum" at Caesars Palace and a connector bridge between Claridge and Bally's Atlantic City.

        During 2002 we intend to spend approximately $290 million on maintenance capital expenditures at our properties, and up to $160 million on selective expansion or improvement investments at certain of our existing properties. These projects include the addition of a golf course for Caesars Indiana, the connector bridge between the Claridge and Bally's Atlantic City, a new strip entrance restaurant and night club complex at Paris Las Vegas, and master plan projects at Caesars Palace, including the "Colosseum."

Financing Activities

        During the three months ended March 31, 2002, we reduced our debt by $99 million with the net cash flow we generated.

        We have revolving bank credit facilities with a syndicate of financial institutions. At March 31, 2002, the total aggregate commitment was $3.3 billion, consisting of a $1.3 billion 364-day revolving facility expiring August 2002 and a $2.0 billion multi-year revolving facility expiring December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility. Approximately $1.9 billion was available at March 31, 2002, subject to continuing compliance with existing covenant restrictions.

        The credit facilities contain financial covenants including a maximum leverage ratio (total debt to EBITDA, as defined in the credit facility) of 5.50 to 1.00 and a minimum interest coverage ratio (EBITDA, as defined in the credit facility, to interest expense) of 2.50 to 1.00. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the credit facilities to become immediately due and payable. The maximum leverage covenant adjusts to 5.25 to 1.00 as of September 30, 2002, 5.00 to 1.00 as of December 31, 2002, and 4.50 to 1.00 for each quarterly testing period thereafter. The minimum interest coverage covenant adjusts to 2.75 to 1.00 as of September 30, 2002 and for each quarterly testing period thereafter. As of March 31, 2002, the Company was in compliance with the applicable covenants.

        Borrowings under the credit facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. The applicable interest rate is based upon the leverage ratio noted above as well as our credit rating and may be adjusted quarterly. At March 31, 2002, LIBOR advances under the multi-year credit facility bear an all-in interest of LIBOR plus 135 basis points.

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

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and business of the Company including:

  •
  statements relating to our business strategy; and

  •
  our current and future development plans.

        Further, statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or other words or expressions of similar meaning may identify forward-looking statements. These statements reflect our judgment on the date they are made and we undertake no duty to update such statements in the future. Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are included in the Company's periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

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

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K should be consulted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable-rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our credit facilities and commercial paper program and our long-term fixed-rate debt. We have not invested in derivative-based financial instruments.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits—None

(b)
Reports on Form 8-K

        On March 12, 2002, the Company filed a Form 8-K dated January 29, 2002. This Form 8-K contains our earnings release for the quarter and year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION (Registrant)

Date: May 14, 2002	/s/ HARRY C. HAGERTY, III Harry C. Hagerty, III Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

QuickLinks

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
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES