Form 10-Q
period 2002-06-30
PARK PLACE ENTERTAINMENT CORP
filed 2002-08-14
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 1, 2002
Common Stock, par value $0.01 per share	301,600,259

PARK PLACE ENTERTAINMENT CORPORATION
INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)
(unaudited)

	June 30, 2002	December 31, 2001
Assets
Cash and equivalents	$298	$328
Accounts receivable, net	192	222
Inventory, prepaids, and other	158	141
Income taxes receivable	—	9
Deferred income taxes	113	111

Total current assets	761	811
Investments	150	201
Property and equipment, net	7,670	7,731
Goodwill, net	832	1,811
Other assets, net	267	254

Total assets	$9,680	$10,808

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$608	$629
Current maturities of long-term debt	1	7
Income taxes payable	41	—

Total current liabilities	650	636
Long-term debt, net of current maturities	4,953	5,301
Deferred income taxes, net	1,036	1,021
Other liabilities	90	83

Total liabilities	6,729	7,041

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 323.3 million and 322.4 million shares issued at June 30, 2002 and December 31, 2001, respectively	3	3
Additional paid-in capital	3,796	3,788
Retained earnings (accumulated deficit)	(588)	255
Accumulated other comprehensive loss	(13)	(35)
Common stock in treasury at cost, 21.4 and 21.1 million shares at June 30, 2002 and December 31, 2001, respectively	(247)	(244)

Total stockholders' equity	2,951	3,767

Total liabilities and stockholders' equity	$9,680	$10,808

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues
Casino	$850	$805	$1,669	$1,603
Rooms	148	153	284	304
Food and beverage	120	118	234	234
Other revenue	80	95	169	191

	1,198	1,171	2,356	2,332

Expenses
Casino	430	414	873	826
Rooms	46	48	89	96
Food and beverage	105	107	203	209
Other expense	290	279	568	551
Depreciation and amortization	120	130	240	261
Preopening expense	—	1	—	1
Corporate expense	17	13	34	25

	1,008	992	2,007	1,969

Operating income	190	179	349	363
Interest and dividend income	1	4	2	8
Interest expense, net of interest capitalized	(89)	(95)	(176)	(200)
Interest expense, net from unconsolidated affiliates	(2)	(3)	(5)	(6)
Investment gain	44	—	44	—

Income before income taxes, minority interest and cumulative effect of accounting change	144	85	214	165
Provision for income taxes	47	36	75	70
Minority interest, net	1	1	3	2

Income before cumulative effect of accounting change	96	48	136	93
Cumulative effect of accounting change	—	—	(979)	—

Net income (loss)	$96	$48	$(843)	$93

Basic earnings (loss) per share
Income before cumulative effect of accounting change	$0.32	$0.16	$0.45	$0.31
Cumulative effect of accounting change	—	—	(3.24)	—

Net income (loss) per share	$0.32	$0.16	$(2.79)	$0.31

Diluted earnings (loss) per share
Income before cumulative effect of accounting change	$0.31	$0.16	$0.45	$0.31
Cumulative effect of accounting change	—	—	(3.21)	—

Net income (loss) per share	$0.31	$0.16	$(2.76)	$0.31

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net income (loss)	$(843)	$93
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	240	261
Gain on sale of investment	(44)	—
Cumulative effect of accounting change	979	—
Change in working capital components	36	(52)
Change in deferred income taxes	13	15
Other	(13)	(7)

Net cash provided by operating activities	368	310

Investing activities
Capital expenditures	(162)	(218)
Proceeds from sale of investment	120	—
Acquisition, net of cash acquired	—	(48)
Other	(5)	1

Net cash used in investing activities	(47)	(265)

Financing activities
Change in credit facilities and commercial paper	(424)	(434)
Payments on notes	(300)	—
Proceeds from issuance of notes	368	347
Purchases of treasury stock	(3)	(48)
Proceeds from exercise of stock options	8	47
Other	—	(4)

Net cash used in financing activities	(351)	(92)

Decrease in cash and equivalents	(30)	(47)
Cash and equivalents at beginning of period	328	321

Cash and equivalents at end of period	$298	$274

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$171	$202

Income taxes, net of refunds	$13	$13

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    The Company

        Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. The Company is primarily engaged in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates and consolidates seventeen wholly owned casino/hotels located in the United States; of which eight are located in Nevada; four are located in Atlantic City, New Jersey; and five are located in Mississippi. Additionally, the Company operates and consolidates an 82 percent owned and managed riverboat casino in Harrison County, Indiana, a 49.9 percent owned and managed riverboat casino in New Orleans, the casino operations of Caesars Palace at Sea, and two partially owned and managed casinos in Nova Scotia, Canada. The Company partially owns and manages three casino investments internationally which are accounted for under the equity method. The Company also provides management services to two casinos internationally and slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from services such as casino operations, room rental and food and beverage sales.

Note 2.    Basis of Presentation

        The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates that are accounted for under the equity method. The Company exercises significant influence over those investments accounted for under the equity method. Equity in earnings of unconsolidated affiliates was $6 million and $13 million for the three months ended June 30, 2002 and 2001, respectively, and $21 million and $30 million for the six months ended June 30, 2002 and 2001, respectively. Such amounts are included in other revenue in the condensed consolidated statements of operations. All material intercompany accounts and transactions are eliminated.

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Reclassifications

        The condensed consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

        EITF 00-14 "Accounting for Certain Sales Incentives," which was effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be recorded as an offset to the related revenue. The Company's casinos offer cash inducements and match-play coupons to customers to encourage visitation and play at the casinos. The Company adopted the provisions of EITF 00-14 for 2001 year-end reporting.

        With the adoption of the new standard, the prior-year periods have been reclassified to conform to the new presentation. This resulted in a reduction of casino revenues (and a corresponding reduction in casino expenses) of $33 million and $67 million for the three and six months ended June 30, 2001, respectively. The requirements of EITF 00-14 did not have an impact on previously reported operating income or net income.

Recently Issued Accounting Pronouncement

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company has determined that SFAS No. 146 will not have a material impact on its financial position and results of operations.

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

        As of January 1, 2002, the Company had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total related to the acquisition of the Bally's properties in 1996, while the remainder related primarily to the Caesars acquisition in December 1999. In accordance with the initial adoption of SFAS No. 142, each property with assigned goodwill is to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity will need to be valued. The difference between the fair value of the operating entity and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment charge will be recognized as a cumulative effect of a change in accounting upon adoption.

        The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method. Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million which has been recorded as a cumulative effect of accounting change in the first quarter of 2002. There were no other additions or adjustments to goodwill during the six months ended June 30, 2002.

        For the three and six months ended June 30, 2001, the Company recorded goodwill amortization of $13 million and $25 million, respectively. If SFAS No. 142 had been in effect for the three and six months ended June 30, 2001, the Company would have reported the following (in millions):

	Three months ended June 30, 2001	Six months ended June 30, 2001
Net income as reported	$48	$93
Add back: Goodwill amortization	13	25

Adjusted net income	$61	$118

Net income per share as reported
Basic and Diluted	$0.16	$0.31

Adjusted net income per share
Basic	$0.21	$0.40
Diluted	$0.20	$0.39

Note 4.    Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended June 30, 2002 and 2001 was 302 million and 297 million, respectively, and 302 million and 297 million for the six months ended June 30, 2002 and 2001, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 4 million and 5 million for the three months ended June 30, 2002 and 2001, respectively, and 3 million and 5 million for the six months ended June 30, 2002 and 2001, respectively.

Note 5.    Comprehensive Income (Loss)

        Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss)	$96	$48	$(843)	$93
Currency translation adjustment	(22)	3	(22)	(3)

Comprehensive income (loss)	$74	$51	$(865)	$90

Note 6.    Long-Term Debt

        Long-term debt is as follows (in millions):

	June 30, 2002	December 31, 2001
Senior and senior subordinated notes, net of unamortized discount of $6 million and $7 million, respectively	$3,469	$3,393
Credit facilities	1,480	1,904
Other	5	11

	4,954	5,308
Less current maturities	(1)	(7)

Net long-term debt	$4,953	$5,301

        In March 2002, the Company issued $375 million of 7.875 percent senior subordinated notes due 2010 through a private placement offering to institutional investors. The Company has completed an exchange of these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

Note 7.    Commitments and Contingencies

Litigation

        Park Place and its subsidiaries are party to various legal proceedings incidental to its business. The Company believes that all of the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of any one of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Mohawk Litigation

        As reported in the Company's Form 10-K, the Company and certain of its former executives are parties to litigation arising out of the Company's relationship with the Saint Regis Mohawk Tribe. In the action captioned Park Place Entertainment Corporation, et al. v. Arquette, et al. commenced on April 26, 2000 and, pending in U.S. District Court for the Northern District of New York, in response to an inquiry from the Court, the United States Department of the Interior (the "Department") issued letters to the Court dated June 26, 2002 and July 12, 2002. In its June 26, 2002 letter, the Department reaffirmed the legal authority and legitimacy of the Three Chief Government as the lawful government of the Tribe (as opposed to the Constitutional Government). The Department concluded that the individual who claimed to act as a Tribal "Court" judge and who purported to award a $1.782 billion default judgment against the Company and one of its former executives was not legally appointed or elected and her rulings are not recognized by the Department as expressions of tribal law. In its July 12, 2002 letter, the Department further determined that the Tribe does not currently have a functioning court of general jurisdiction. In addition, the Department issued a June 5, 2002 letter to the Constitutional Government's counsel denying their request for reconsideration of the Department's prior decision recognizing the Three Chief Government as the governing body of the Tribe. By Order dated July 30, 2002, the Court acknowledged the Department's recognition of the Three Chief system of government for the Tribe, that a Tribal Council Resolution invalidated the Tribal Court System and that a referendum vote further determined that the Tribal "Court" was without authority. The Court has requested that the parties submit briefs regarding the effect of these developments upon the litigation. In the related matter captioned Arquette, et al. v. Park Place Entertainment Corporation, et al., commenced on or about June 27, 2001 and pending in U.S. District Court for the Northern District of New York, the Court is addressing these identical issues. The Company has forwarded a copy of the Department's letters to each Court in which these issues are being litigated.

        In the matter captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., pending in the Supreme Court of the State of New York, County of Franklin, defendants asserted a counterclaim alleging the action was commenced in violation of New York's Civil Rights Law. The Company has moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, the defendants cross-moved to dismiss the complaint. On July 2, 2002, defendants sought dismissal of the complaint on the additional ground that, in defendants' view, the Department incorrectly determined that the purported Tribal "Court" judge was not legally appointed or elected.

        In the matter captioned Catskill Development, L.L.C., et al. v. Park Place Entertainment Corporation, et al., pending in the United States District Court for the Southern District of New York, on or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court's decision reinstating plaintiffs' tortuous interference with contract claim on the basis of intervening case law from a Federal Appeals Court.

        In the identical actions captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al., filed in the Supreme Court of the State of New York, County of Albany, the Company has intervened and moved to dismiss the first three causes of action thereof, relating to plaintiffs' claims to invalidate State legislation authorizing Indian gaming compacts.

        The matter captioned Scutti Enterprises, L.L.C. v. Park Place Entertainment Corporation was dismissed with prejudice on March 13, 2002 by the United States District Court for the District of New York. Plaintiff has appealed the dismissal of the action.

Flixcorp Litigation

        As reported in the Company's Form 10-K, a subsidiary of the Company, Bally Data Systems, Inc., is a party to litigation captioned Flixcorp of America,  Ltd v. Bally Data Systems, Inc. On July 17, 2002, the parties agreed, subject to certain conditions, to settle the litigation in its entirety. Pursuant to the parties' agreement, Bally Data Systems, Inc. will make a payment in the amount of $300,000 to the Plaintiff. As this agreement represents a settlement of disputed claims, there was no admission of liability and any such liability was, and is, expressly denied.

Slot Machine Litigation

        As reported in the Company's Form 10-K, the Company is party to litigation captioned William H. Poulos, et al. v. Caesars World, Inc., et al. On June 25, 2002, the United States District Court denied the Plaintiff's motion to certify the case as a class action. Plaintiff has petitioned for permission to appeal the District Court's ruling.

Note 8.    Sale of Investment

        In April 2002, Park Place completed the sale of its 19.9 percent equity interest in Jupiters Limited and received total gross proceeds of approximately $120 million. As a result of this transaction, the Company recorded a one-time pre-tax gain of $44 million in April 2002. This gain has been recorded as an investment gain in the accompanying condensed consolidated statements of operations. Although the Company has sold its equity interest in Jupiters Limited, it continues to manage the two Jupiters' Queensland casino hotels.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Our results of operations include the following properties whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace	Bally's Atlantic City	Grand Casino Biloxi	Casino Nova Scotia Halifax
Paris Las Vegas	Caesars Atlantic City	Grand Casino Gulfport	Casino Nova Scotia Sydney
Bally's Las Vegas	Atlantic City Hilton	Grand Casino Tunica	Conrad Punta del Este *
Flamingo Las Vegas	Claridge Casino Hotel	Sheraton Casino Hotel	Casino Windsor *
Las Vegas Hilton	Dover Downs **	Bally's Casino Tunica	Caesars Gauteng *
Caesars Tahoe		Caesars Indiana	Conrad Jupiters **
Reno Hilton		Bally's New Orleans	Conrad Treasury **
Flamingo Laughlin			Caesars Palace at Sea

*
These are properties in which we have a 50 percent or less ownership interest and are accounted for under the equity method. We exercise significant influence over these properties due to our ownership percentages, board representation and management agreements.

**
These are properties in which we solely earn management fees.

Comparison of Three and Six Months Ended June 30, 2002 and 2001

        A summary of our consolidated net revenue and earnings for the three and six months ended June 30, 2002 and 2001 is as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net revenue	$1,198	$1,171	$2,356	$2,332
Operating income	190	179	349	363
Income before cumulative effect of accounting change	96	48	136	93
Net income (loss)	96	48	(843)	93
Diluted earnings per share before cumulative effect of accounting change	0.31	0.16	0.45	0.31
Basic earnings (loss) per share	0.32	0.16	(2.79)	0.31
Diluted earnings (loss) per share	0.31	0.16	(2.76)	0.31
Other operating data: Cash provided by operating activities	n/a	n/a	$368	$310
Cash used in investing activities	n/a	n/a	(47)	(265)
Cash used in financing activities	n/a	n/a	(351)	(92)
EBITDA (1)	310	310	589	625

(1)
EBITDA is presented supplementally because this is how we review and analyze the results of our properties. EBITDA can be computed directly from our condensed consolidated statements of operations by adding the amounts shown for depreciation and amortization and preopening expense to operating income (which is income before interest, taxes and cumulative effect of accounting change). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability with other companies may be limited.

        We are in the business of operating casino/hotels. Our primary sources of revenue consist of casino operations, room rental, and food and beverage sales.

        Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. "Table game volume", "table game drop" (terms which are used interchangeably) and "slot handle" are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine. "Table game hold" and "slot hold" represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

        Room revenues are derived from rooms and suites rented to guests. "Average daily rate" is an industry specific term used to define the average amount of revenue per rented room per day. "Occupancy percentage" defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the room is provided to the guest.

        Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino/hotels, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

        We recorded net income of $96 million and diluted earnings per share of $0.31 for the three months ended June 30, 2002, compared with net income of $48 million and diluted earnings per share of $0.16 for the three months ended June 30, 2001. The current-period results were positively impacted by an investment gain of $44 million on the sale of our equity interest in Jupiters Limited which is the parent company of Conrad Jupiters Gold Coast and Conrad International Treasury Casino Brisbane. The adoption of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on January 1, 2002, requires that we no longer amortize goodwill. Results for the second quarter of 2001 include $13 million of goodwill amortization. For comparative purposes, net income for the second quarter of 2001 would have been $61 million, or $0.20 per diluted share, excluding this goodwill amortization.

        We recorded income before a cumulative effect of accounting change of $136 million and diluted earnings per share of $0.45 for the six months ended June 30, 2002 compared with net income of $93 million and diluted earnings per share of $0.31 for the six months ended June 30, 2001. In connection with the implementation of SFAS No. 142, we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002. Including this cumulative effect of accounting change, we reported a net loss of ($843) million or a diluted loss per share of ($2.76) for the six months ended June 30, 2002. Results for the six months ended June 30, 2001 include $25 million of goodwill amortization. For comparative purposes, net income for the six months ended June 30, 2001 would have been $118 million, and $0.39 per diluted share, excluding this goodwill amortization.

Casino

        Consolidated casino revenues increased $45 million to $850 million for the three months ended June 30, 2002, compared to $805 million recorded for the three months ended June 30, 2001. Casino revenues in the Eastern Region increased $40 million or 13.2 percent. The increase was attributable to increased slot win at Bally's Atlantic City, increased slot and table win at Caesars Atlantic City and the addition of Claridge Casino Hotel which was acquired June 2001. Caesars Indiana also contributed to the increase in casino revenue, generating a 28.2 percent increase as compared to the second quarter of 2001. Caesars Indiana benefited significantly from the August 2001 opening its new 500-room luxury hotel. The Western Region showed a 3.6 percent decrease in casino revenue, primarily due to the disposition of the Flamingo Reno in the fourth quarter of 2001. The Western Region experienced reduced slot handle and table game drop, but benefited from an increased table game hold percentage. The table game hold percentage for the Western Region was 18.5 percent for the three months ended June 30, 2002 compared to 16.0 percent for the comparable period of 2001.

        Our consolidated casino operating margin increased to 49.4 percent for the three months ended June 30, 2002 compared to 48.6 percent for the three months ended June 30, 2001. The increase in casino margin was primarily attributable to the Western Region focusing on cost reductions in the casino department.

        Casino revenues for the six months ended June 30, 2002 were $1.669 billion compared to $1.603 billion for the six months ended June 30, 2001. The Eastern Region and Caesars Indiana were the primary contributors to the increased revenue, offset by a decrease in the Western Region which was principally due to decreases in the first quarter of 2002 following the events of September 11, 2001, and the sale of the Flamingo Reno.

Rooms

	Average Daily Rate				Occupancy Percentage
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,				June 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Western Region	$93	$92	$94	$95	91%	94%	90%	93%
Eastern Region	$90	$93	$85	$89	97%	98%	97%	97%
Mid-South Region	$62	$59	$59	$58	90%	92%	90%	92%
International Region	$76	$80	$79	$84	64%	65%	66%	69%
Total	$87	$87	$87	$89	90%	93%	89%	92%

        Consolidated room revenues declined 3.3 percent to $148 million for the three months ended June 30, 2002 compared to $153 million recorded for the three months ended June 30, 2001. The decline was attributable to the Western Region, slightly offset by the additional room revenues from Caesars Indiana which opened its hotel in August of 2001. The Western Region has continued to experience steady increases in the aftermath of September 11, 2001, but still experienced lower visitation because of the lack of consumer confidence in air travel. The average daily rate in the Western Region increased to $93 for the three months ended June 30, 2002, versus $92 when compared to the same period of last year. However, the occupancy percentage was 91 percent for the three months ended June 30, 2002 compared to 94 percent for the three months ended June 30, 2001.

        The consolidated room operating margin for the quarter ended June 30, 2002 was 68.9 percent compared to 68.6 percent for the quarter ended June 30, 2001. All regions posted a slight increase in the room margin, which reflects our continued focus on cost control.

        Room revenues for the six months ended June 30, 2002 were $284 million compared to $304 million for the corresponding prior-year period. The decrease in room revenues was primarily a result of lower occupancy percentages and average daily rates in the Western Region.

Food and Beverage

        Consolidated food and beverage revenues remained relatively flat at $120 million for the quarter ended June 30, 2002 compared to $118 million for the comparable quarter of the prior year. The Western and Eastern Regions showed improvements in their food and beverage operating margins, while the Mid-South Region posted a slight decline due to competitive pressures in that market. Year-to-date food and beverage revenues also remained relatively flat.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, equity earnings, management fee income and other miscellaneous income at our casino/hotels.

        Consolidated other revenues decreased 15.8 percent to $80 million for the three months ended June 30, 2002 as compared to $95 million for the three months ended June 30, 2001. The decrease is principally due to reduced equity earnings and management fee income at Casino Windsor in Canada and the Conrad Punta del Este Resort and Casino in Uruguay. The decreases are a result of significantly reduced volumes in both table and slot play at Casino Windsor and Conrad Punta del Este Resort and Casino. Other revenues were also impacted by the elimination of equity earnings from Jupiters Limited due to the disposition of our equity ownership in April 2002. Casino Windsor continues to be negatively affected by competition from the casinos in Detroit as well as by a decline in cross-border traffic that began after September 11, 2001. The Punta del Este property has been affected by the economic turmoil in Argentina and Brazil, from which it draws most of its customers.

        Consolidated other revenues decreased $22 million to $169 million for the six months ended June 30, 2002, compared to $191 million for the six months ended June 30, 2001. The decreases experienced for the six month period are also primarily attributable to reduced volumes at Casino Windsor and Conrad Punta del Este Resort and Casino and the elimination of equity earnings from Jupiters Limited.

        Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino/hotels. Consolidated other expenses increased $11 million and $17 million for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. The increase was mainly attributable to the addition of the Claridge Casino Hotel.

Corporate Expense

        Corporate expense increased $4 million to $17 million for the three months ended June 30, 2002. Corporate expense increased $9 million for the six months ended June 30, 2002 when compared to the prior year period. The addition of programs and key personnel were the primary components of the increase.

Depreciation and Amortization

        Consolidated depreciation and amortization expense decreased to $120 million and $240 million for the three and six months ended June 30, 2002 compared to $130 million and $261 million for comparable periods of 2001. This decrease was primarily due to goodwill amortization of $13 million and $25 million for the three and six months ended June 30, 2001, respectively, that we no longer recognize in accordance with SFAS No. 142, offset by a slight increase in depreciation expense related to new capital projects.

Net Interest Expense

        Consolidated net interest expense decreased $4 million to $90 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. For the six months ended June 30, 2002, net interest expense decreased $19 million from the same period last year to $179 million. The decrease in net interest expense was due primarily to a decline in the rates paid on variable-rate debt and a reduction in average long-term debt outstanding, partially offset by changes in the mix of fixed-rate and variable-rate debt. Capitalized interest was $2 million for the three months ended June 30, 2002 while capitalized interest was $4 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, capitalized interest was $4 million versus $7 million, respectively.

Investment Gain

        On February 20, 2002, we entered into an agreement with Jupiters Limited whereby it would purchase 50 percent of our 19.9 percent equity interest in Jupiters Limited. We also entered into a separate agreement to sell our remaining equity interest in Jupiters Limited to institutional investors. In April 2002, we completed both transactions and received total gross proceeds of approximately $120 million. As a result of the sale, we recorded a one-time gain of $44 million in the current period. Although we have sold our equity interest in Jupiters Limited, we continue to manage the two Jupiters' Queensland casino hotels.

Income Taxes

        The effective income tax rates for the three months ended June 30, 2002 and 2001 were 32.6 percent and 42.4 percent, respectively. The effective income tax rates for the six months ended June 30, 2002 and 2001 were 35.0 percent and 42.4 percent, respectively. Excluding the sale of our equity interest in Jupiters Limited our effective income tax rates for the three and six months ended June 30, 2002 were 42.0 percent and 41.2 percent, respectively. The decrease in our effective income tax rate is primarily due to the tax impact of the gain on the sale of our equity interest in Jupiters Limited and goodwill no longer being amortized in accordance with SFAS No. 142. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes.

Competition

        Current and potential competitors have indicated expansion and new development plans for the Las Vegas Strip, most of which are in the early planning stages. Any new hotel/casino capacity could intensify competition in the Las Vegas marketplace and/or broaden Las Vegas' appeal to an expanded customer base. In addition, the proliferation of Native American gaming in western states, especially California, could have an adverse effect on our operating results in Nevada. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our future operating results.

        Certain competitors have begun construction on a 2,000-room casino/hotel project in Atlantic City with an announced completion date in 2003. Other competitors have announced or begun expansion projects with expected completion dates in 2002 and beyond. Such potential new casino/hotel capacity could intensify competition in the Atlantic City marketplace and/or broaden Atlantic City's appeal to an expanded customer base. In addition, a proliferation of Native American gaming in New York or the legalization or expansion of casino gaming in jurisdictions located near our existing casino/hotels would have an adverse effect on our operating results in Atlantic City. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our future operating results.

Other Developments

        In Indiana, legislation was passed, which permitted dockside gaming in consideration of a higher, graduated wagering tax structure. Caesars Indiana began dockside gaming on August 1, 2002. While we anticipate increased revenues from dockside gaming at Caesars Indiana, if revenues do not increase meaningfully, the effect of the higher, graduated wagering tax will be to reduce our earnings.

        During the second quarter, we announced a project to redevelop the Ocean One Mall in Atlantic City and connect it to Caesars Atlantic City. The Gordon Group, one of our partners in the Forum Shops in Las Vegas, will develop and finance the project. In Las Vegas, we agreed to proceed with Forum Shops III to be developed and financed by the Simon Group.

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

        As of January 1, 2002, we had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total related to the acquisition of the Bally's properties in 1996, while the remainder related primarily to the Caesars acquisition in December 1999. During the first quarter of 2002, we engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method. Based on this analysis, we recorded an impairment charge of $979 million which has been recorded as a cumulative effect of an accounting change in the first quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        As of June 30, 2002, we had cash and cash equivalents of $298 million, which includes cash in our casinos used to fund our daily operations. In addition, at June 30, 2002, approximately $1.852 billion was undrawn under our credit facilities. We expect to finance our operations and capital expenditures through cash flows from operations, existing cash balances, borrowings under our credit facilities and new issuances in the public bond markets.

Operating Activities

        Net cash provided by operating activities for the six months ended June 30, 2002 was $368 million. Cash provided by operating activities reflects amounts we earned during our normal course of operations. The amount can be computed by starting with the net loss of ($843) million and adding back: depreciation and amortization of $240 million, change in working capital components of $36 million, change in deferred income taxes of $13 million and cumulative effect of accounting change of $979 million and deducting the gain on sale of investment of $44 million and other items of $13 million.

Investing Activities

        For the six months ended June 30, 2002, net cash used in investing activities was $47 million. This primarily related to $162 million spent on capital expenditures, offset by proceeds of $120 million from the sale of our equity investment in Jupiters Limited. Our capital expenditures include maintenance capital expenditures which are those long-lived assets required to maintain our properties in good operating condition. Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, vehicles, and other similar items. Additionally, our capital expenditures include major expansion projects funded during the period, which are primarily the 4,000-seat performing arts "Colosseum" at Caesars Palace and a connector bridge between Claridge and Bally's Atlantic City. In the second quarter, we completed the connector bridge, which now links over 400,000 square feet of casino space, 3,700 rooms, numerous shops, restaurants, spas and attractions covering five city blocks.

        During 2002, we intend to spend approximately $285 million on maintenance capital expenditures at our properties, and up to $190 million on selective expansion or improvement investments at certain of our existing properties.    These expansion and improvement projects include the addition of a golf course for Caesars Indiana, the connector bridge between the Claridge and Bally's Atlantic City, a new strip entrance restaurant and night club complex at Paris Las Vegas, and master plan projects at Caesars Palace, including the "Colosseum."

Financing Activities

        During the six months ended June 30, 2002, we reduced our debt by $354 million with the net cash flow we generated.

        We have revolving bank credit facilities with a syndicate of financial institutions. At June 30, 2002, the total aggregate commitment was $3.3 billion, consisting of a $1.3 billion 364-day revolving facility expiring August 2002 and a $2.0 billion multi-year revolving facility expiring December 2003 with a $1.4 billion 2-year extension upon expiration or termination of the existing multi-year facility. At June 30, 2002, approximately $1.852 billion was undrawn under both of these facilities. We intend to replace the 364-day revolving facility with a smaller facility upon its expiration.

        The credit facilities contain financial covenants including a maximum leverage ratio (total debt to EBITDA, as defined in the credit facility) of 5.50 to 1.00 and a minimum interest coverage ratio (EBITDA, as defined in the credit facility, to interest expense) of 2.50 to 1.00. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the credit facilities to become immediately due and payable. The maximum leverage covenant adjusts to 5.25 to 1.00 as of September 30, 2002, 5.00 to 1.00 as of December 31, 2002, and 4.50 to 1.00 for each quarterly testing period thereafter. The minimum interest coverage covenant adjusts to 2.75 to 1.00 as of September 30, 2002 and for each quarterly testing period thereafter. As of June 30, 2002, the Company was in compliance with the applicable covenants.

        Borrowings under the credit facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. The applicable interest rate is based upon the leverage ratio noted above as well as our credit rating and may be adjusted quarterly. At June 30, 2002, LIBOR advances under the multi-year credit facility bear an all-in interest of LIBOR plus 135 basis points.

        In March 2002, we issued $375 million of 7.875 percent senior subordinated notes due 2010 through a private placement offering to institutional investors. We have completed an exchange of these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

        In June 2002, our $300 million 7.375 percent senior subordinated notes matured and were retired using borrowings under our credit facilities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company has determined that SFAS No. 146 will not have a material impact on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements I include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and business of the Company including:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable-rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our credit facilities and our long-term fixed-rate debt. We have not invested in derivative-based financial instruments.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Park Place and its subsidiaries are party to various legal proceedings incidental to its business. The Company believes that all of the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of any one of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Mohawk Litigation

        As reported in the Company's Form 10-K, the Company and certain of its former executives are parties to litigation arising out of the Company's relationship with the Saint Regis Mohawk Tribe. In the action captioned Park Place Entertainment Corporation, et al. v. Arquette, et al. commenced on April 26, 2000 and, pending in U.S. District Court for the Northern District of New York, in response to an inquiry from the Court, the United States Department of the Interior ("Department") issued letters to the Court dated June 26, 2002 and July 12, 2002. In its June 26, 2002 letter, the Department reaffirmed the legal authority and legitimacy of the Three Chief Government as the lawful government of the Tribe (as opposed to the Constitutional Government). The Department concluded that the individual who claimed to act as a Tribal "Court" judge and who purported to award a $1.782 billion default judgment against the Company and one of its former executives was not legally appointed or elected and her rulings are not recognized by the Department as expressions of tribal law. In its July 12, 2002 letter, the Department further determined that the Tribe does not currently have a functioning court of general jurisdiction. In addition, the Department issued a June 5, 2002 letter to the Constitutional Government's counsel denying their request for reconsideration of the Department's prior decision recognizing the Three Chief Government as the governing body of the Tribe. By Order dated July 30, 2002, the Court acknowledged the Department's recognition of the Three Chief system of government for the Tribe, that a Tribal Council Resolution invalidated the Tribal Court System and that a referendum vote further determined that the Tribal "Court" was without authority. The Court has requested that the parties submit briefs regarding the effect of these developments upon the litigation. In the related matter captioned Arquette, et al. v. Park Place Entertainment Corporation, et al., commenced on or about June 27, 2001 and pending in U.S. District Court for the Northern District of New York, the Court is addressing these identical issues. The Company has forwarded a copy of the Department's letters to each Court in which these issues are being litigated.

        In the matter captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., pending in the Supreme Court of the State of New York, County of Franklin, defendants asserted a counterclaim alleging the action was commenced in violation of New York's Civil Rights Law. The Company has moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, the defendants cross-moved to dismiss the complaint. On July 2, 2002, defendants sought dismissal of the complaint on the additional ground that, in defendants' view, the Department incorrectly determined that the purported Tribal "Court" judge was not legally appointed or elected.

        In the matter captioned Catskill Development, L.L.C., et al. v. Park Place Entertainment Corporation, et al., pending in the United States District Court for the Southern District of New York, on or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court's decision reinstating plaintiffs' tortuous interference with contract claim on the basis of intervening case law from a Federal Appeals Court.

        In the identical actions captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al., filed in the Supreme Court of the State of New York, County of Albany, the Company has intervened and moved to dismiss the first three causes of action thereof, relating to plaintiffs' claims to invalidate State legislation authorizing Indian gaming compacts.

        The matter captioned Scutti Enterprises, L.L.C. v. Park Place Entertainment Corporation was dismissed with prejudice on March 13, 2002 by the United States District Court for the District of New York. Plaintiff has appealed the dismissal of the action.

Flixcorp Litigation

        As reported in the Company's Form 10-K, a subsidiary of the Company, Bally Data Systems, Inc., is a party to litigation captioned Flixcorp of America,  Ltd v. Bally Data Systems, Inc. On July 17, 2002, the parties agreed, subject to certain conditions, to settle the litigation in its entirety. Pursuant to the parties' agreement, Bally Data Systems, Inc. will make a payment in the amount of $300,000 to the Plaintiff. As this agreement represents a settlement of disputed claims, there was no admission of liability and any such liability was, and is, expressly denied.

Slot Machine Litigation

        As reported in the Company's Form 10-K, the Company is party to litigation captioned William H. Poulos, et al. v. Caesars World, Inc., et al. On June 25, 2002, the United States District Court denied the Plaintiff's motion to certify the case as a class action. Plaintiff has petitioned for permission to appeal the District Court's ruling.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 22, 2002. Approximately 283,794,265 million of the eligible 301,744,133 million shares of the Company's common stock were represented at the meeting. The matter voted upon and the results of the voting follow:

        Election of Directors.    The four directors nominated were elected to three-year terms.

	FOR	WITHHELD
Stephen F. Bollenbach	281,658,405	2,135,860
Peter G. Ernaut	281,252,394	2,541,871
Thomas E. Gallagher	281,350,737	2,443,528
William Barron Hilton	280,273,923	3,520,342

        In addition to Messrs. Bollenbach, Ernaut, Gallagher and Hilton, the directors continuing to serve on the board of directors are Barbara Coleman, A. Steven Crown, Clive S. Cummis, Eric M. Hilton, P.X. Kelley and Gilbert L. Shelton.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    10.1    Amendment, dated April 29, 2002, to the Employment Agreement between the Registrant and Thomas E. Gallagher, dated October 23, 2000.

(b)
Reports on Form 8-K

    On April 25, 2002, the Company filed a Form 8-K, dated April 22, 2002. This Form 8-K contains our earnings release for the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION (Registrant)
Date: August 14, 2002
/s/ HARRY C. HAGERTY, III Harry C. Hagerty, III Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES