Form 10-Q
period 2002-09-30
PARK PLACE ENTERTAINMENT CORP
filed 2002-11-14
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 1, 2002
Common Stock, par value $0.01 per share	300,550,859

PARK PLACE ENTERTAINMENT CORPORATION
INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Cash and equivalents	$307	$328
Accounts receivable, net	184	222
Inventory, prepaids, and other	155	141
Income taxes receivable	—	9
Deferred income taxes	116	111

Total current assets	762	811
Investments	146	201
Property and equipment, net	7,652	7,731
Goodwill, net	832	1,811
Other assets, net	261	254

Total assets	$9,653	$10,808

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$607	$629
Current maturities of long-term debt	1	7
Income taxes payable	27	—

Total current liabilities	635	636
Long-term debt, net of current maturities	4,913	5,301
Deferred income taxes, net	1,038	1,021
Other liabilities	92	83

Total liabilities	6,678	7,041

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 323.6 million and 322.4 million shares issued at September 30, 2002 and December 31, 2001, respectively	3	3
Additional paid-in capital	3,799	3,788
Retained earnings (accumulated deficit)	(548)	255
Accumulated other comprehensive loss	(18)	(35)
Common stock in treasury at cost, 23.0 million and 21.1 million shares at September 30, 2002 and December 31, 2001, respectively	(261)	(244)

Total stockholders' equity	2,975	3,767

Total liabilities and stockholders' equity	$9,653	$10,808

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Casino	$873	$854	$2,542	$2,457
Rooms	138	131	422	435
Food and beverage	122	116	356	350
Other revenue	78	76	226	237

	1,211	1,177	3,546	3,479

Expenses
Casino	440	463	1,313	1,289
Rooms	51	48	140	144
Food and beverage	114	107	317	316
Other expense	303	297	871	848
Depreciation and amortization	117	133	357	394
Pre-opening expense	1	1	1	2
Impairment losses and other, net	10	143	10	143
Corporate expense	17	15	51	40

	1,053	1,207	3,060	3,176

Equity in earnings of unconsolidated affiliates	4	12	25	42

Operating income (loss)	162	(18)	511	345
Interest and dividend income	2	1	4	9
Interest expense, net of interest capitalized	(86)	(95)	(262)	(295)
Interest expense, net from unconsolidated affiliates	(2)	(2)	(7)	(8)
Investment gain (loss)	—	(32)	44	(32)

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	76	(146)	290	19
Provision (benefit) for income taxes	34	(45)	109	25
Minority interest, net	2	—	5	2

Income (loss) before cumulative effect of accounting change	40	(101)	176	(8)
Cumulative effect of accounting change	—	—	(979)	—

Net income (loss)	$40	$(101)	$(803)	$(8)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.13	$(0.34)	$0.58	$(0.03)
Cumulative effect of accounting change	—	—	(3.24)	—

Net income (loss) per share	$0.13	$(0.34)	$(2.66)	$(0.03)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.13	$(0.34)	$0.58	$(0.03)
Cumulative effect of accounting change	—	—	(3.22)	—

Net income (loss) per share	$0.13	$(0.34)	$(2.64)	$(0.03)

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(803)	$(8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	357	394
Investment (gain) loss	(44)	32
Cumulative effect of accounting change	979	—
Impairment losses and other, net	—	143
Change in working capital components	31	12
Change in deferred income taxes	3	(73)
Other	(3)	(7)

Net cash provided by operating activities	520	493

Investing activities
Capital expenditures	(258)	(351)
Proceeds from sale of investment	120	—
Acquisition, net of cash acquired	—	(48)
Other	1	(2)

Net cash used in investing activities	(137)	(401)

Financing activities
Change in credit facilities and commercial paper	(464)	(934)
Payments on debt	(300)	—
Proceeds from issuance of notes	367	772
Purchases of treasury stock	(17)	(59)
Proceeds from exercise of stock options	9	68
Other	1	(15)

Net cash used in financing activities	(404)	(168)

Decrease in cash and equivalents	(21)	(76)
Cash and equivalents at beginning of period	328	321

Cash and equivalents at end of period	$307	$245

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$281	$301

Income taxes, net of refunds	$55	$18

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    The Company

        Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. The Company is primarily engaged in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates and consolidates seventeen wholly owned casino/hotels located in the United States; of which eight are located in Nevada; four are located in Atlantic City, New Jersey; and five are located in Mississippi. Additionally, the Company operates and consolidates an 82 percent owned and managed riverboat casino in Harrison County, Indiana, a 49.9 percent owned and managed riverboat casino in New Orleans, Louisiana, the casino operations of Caesars Palace at Sea on two cruise ships, and two partially owned and managed casinos in Nova Scotia, Canada. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from services such as casino operations, room rental and food and beverage sales.

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

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

Reclassifications

        The condensed consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

        Emerging Issues & Task Force Issue No. 00-14 ("EITF 00-14") "Accounting for Certain Sales Incentives," which was effective January 1, 2002, focuses on the accounting for, and presentation of, discounts, coupons, and rebates. EITF 00-14 requires that cash or equivalent amounts provided or returned to customers as part of a transaction should not be shown as an expense but should be recorded as an offset to the related revenue. The Company's casinos offer cash inducements and match-play coupons to customers to encourage visitation and play at the casinos. The Company adopted the provisions of EITF 00-14 for 2001 year-end reporting.

        With the adoption of the new standard, the prior-year periods have been reclassified to conform to the new presentation. This resulted in a reduction of casino revenues (and a corresponding reduction in casino expenses) of $33 million and $100 million for the three and nine months ended September 30, 2001, respectively. The requirements of EITF 00-14 did not have an impact on previously reported operating income or net income.

        Beginning with the quarter ended September 30, 2002, the Company has reclassified its presentation of equity in earnings from unconsolidated affiliates. The Company previously reported equity in earnings from unconsolidated affiliates as a component of other revenues. The Company will report the results of its unconsolidated affiliates as a separate component of operating income (loss) on its statements of operations under a separate caption titled "Equity in Earnings of Unconsolidated Affiliates." This reclassification has no impact on operating income (loss), net income (loss), or earnings (loss) per share as reflected on its consolidated statements of operations and no impact on its consolidated balance sheets or statements of cash flows.

Note 3.    Goodwill and Other Intangible Assets—Adoption of Statement of Financial Accounting Standards No. 142

        On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

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

        The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method. Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million which has been recorded as a cumulative effect of accounting change in the first quarter of 2002. There were no other additions or adjustments to goodwill during the nine months ended September 30, 2002.

        For the three and nine months ended September 30, 2001, the Company recorded goodwill amortization of $12 million and $37 million, respectively. If SFAS No. 142 had been in effect for the three and nine months ended September 30, 2001, the Company would have reported the following (in millions, except per share amounts):

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Net loss as reported	$(101)	$(8)
Add back: Goodwill amortization	12	37

Adjusted net income (loss)	$(89)	$29

Net loss per share as reported
Basic and Diluted	$(0.34)	$(0.03)

Adjusted net income (loss) per share
Basic and Diluted	$(0.30)	$0.10

Note 4.    Stock Repurchase

        The Board of Directors of the Company has approved an aggregate of 40 million shares under a common stock repurchase program. For the three months and nine months ended September 30, 2002, the Company repurchased 1.6 million shares at a cost of $14 million and 1.9 million shares at a cost of $17 million, respectively. Cumulatively, through September 30, 2002, the Company has repurchased a total of 23 million shares of its common stock at an average cost of $11.37 per share, resulting in 17 million shares remaining available under the stock repurchase program.

Note 5.    Earnings (Loss) Per Share

        Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended September 30, 2002 and 2001 was 301 million and 299 million, respectively, and 302 million and 298 million for the nine months ended September 30, 2002 and 2001, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 2 million for both the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, the assumed exercise of stock options would have increased the weighted-average shares by 3 million and 4 million, respectively; however, the additional shares were excluded from the EPS calculations because of the net losses from continuing operations experienced during those periods.

Note 6.    Comprehensive Income (Loss)

        Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$40	$(101)	$(803)	$(8)
Currency translation adjustment	5	(3)	(17)	(6)

Comprehensive income (loss)	$45	$(104)	$(820)	$(14)

Note 7.    Long-Term Debt

        Long-term debt is as follows (in millions):

	September 30, 2002	December 31, 2001
Senior and senior subordinated notes, net of unamortized discount of $6 million and $7 million, respectively	$3,469	$3,393
Credit facilities	1,440	1,904
Other	5	11

	4,914	5,308
Less current maturities	(1)	(7)

Net long-term debt	$4,913	$5,301

        In March 2002, the Company issued $375 million of 7.875% Senior Subordinated Notes due 2010 through a private placement offering to institutional investors. The Company has completed an exchange of these notes for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the "Make-Whole" premiums described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior subordinated indebtedness and are junior to all the Company's senior indebtedness. Proceeds from this offering were used to reduce borrowings under the credit facilities.

        The Company has two principal credit facilities. The first is a 364-day revolving credit facility expiring in August 2003 (the "364-day Facility") with total availability to the Company of $700 million. As of September 30, 2002, the Company had $0 drawn against the 364-day Facility. The second facility (the "Multi-year Facility"), structured in two parts, provides for aggregate availability to the Company as of September 30, 2002, of $2.0 billion. At December 31, 2003, availability to the Company under the Multi-year Facility will be reduced by $600 million; the remaining $1.4 billion of availability expires on December 31, 2005. As of September 30, 2002, the Company had $1.44 billion drawn under the Multi-year Facility.

        The credit facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined) of 5.25 to 1.00 as of September 30, 2002 which adjusts to 5.00 to 1.00 as of December 31, 2002, and 4.75 to 1.00 for each of the quarterly testing periods ending March 31, 2003 and June 30, 2003, and 4.50 to 1.00, thereafter. The minimum interest coverage ratio (ebitda, as defined, to interest expense) is 2.50 to 1.00 for the period ended September 30, 2002 and adjusts to 2.75 to 1.00 for each of the quarterly testing periods thereafter. As of September 30, 2002, the Company was in compliance with the applicable covenants.

        The Company's $300 million 7.95% Senior Notes, due August 2003, are included in long-term debt as of September 30, 2002 as the Company intends to refinance with either (1) a new note issue with maturity greater than one year or (2) borrowings under its Multi-year Facility.

Note 8.    Commitments and Contingencies

Baluma Holdings, S.A.

        Over the past several years, the Company has provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002; the principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all of the assets comprising the Resort and on the stock of Baluma. The Company and Holdings are currently negotiating a restructuring of the Baluma Loans. In the event that the Company is unable to negotiate a restructuring acceptable to all affected parties, it may consider exercising its rights as secured creditor. The Company intends to continue to operate the Resort pursuant to the Management Agreement. As described elsewhere in this report, the Resort is currently suffering the adverse effects of the economic turmoil in Argentina, Brazil and Uruguay.

Litigation

        Park Place and its subsidiaries are party to various legal proceedings incidental to their business. The Company believes that all of the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of any one of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

        In the matter captioned Catskill Development, L.L.C., et al. v. Park Place Entertainment Corporation, et al., which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarter ended June 30, 2002, on August 22, 2002, the United States District Court for the Southern District of New York granted the Company's motion for summary judgment dismissing plaintiffs' remaining two claims for tortuous interference with contractual relations and tortuous interference with prospective business relations. On May 14, 2001, the Court had dismissed plaintiffs' other two claims. On August 26, 2002, the Court dismissed plaintiffs' complaint in its entirety. Plaintiffs have appealed the dismissal of the compliant and various other rulings of the Court.

        In the matter captioned Scutti Enterprises, L.L.C. v. Park Place Entertainment Corporation, which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarter ended June 30, 2002, plaintiff's complaint was dismissed with prejudice on March 13, 2002 by the United States District Court for the District of New York. Plaintiffs have appealed the Court's dismissal of the action and have also moved to vacate the Court's dismissal of its claim for tortuous interference with contractual relations.

        In the matter captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarter ended June 30, 2002, on September 9, 2002, the Supreme Court of the State of New York, County of Franklin, denied both the Company's motion to dismiss defendants' counterclaim and defendants' cross-motion to dismiss the complaint.

        In the matter captioned Stratosphere Litigation, L.L.C. v. Grand Casinos, Inc., a Minnesota Corporation, which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, on April 4, 2001, the United States District Court entered a judgment in favor of Grand on all counts. On August 13, 2002, that judgment was affirmed by the Ninth Circuit Court of Appeals.

        In the identical matters captioned Dalton, et al. v. Pataki et al. and Karr v. Pataki, et al., which were previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and the Form 10-Q for the quarter ended June 30, 2002, the Supreme Court of the State of New York, County of Albany, on October 30, 2002, denied the Company's motion to dismiss the first three causes of action and consolidated the matters.

Note 9.    Impairment Losses and Other

        During the third quarter of 2002, the Company recognized $10 million in non-recurring items related to the cancellation of an energy contract with Enron Corporation and damage caused by tropical storms in the Gulf Coast. The voluntary termination of the Enron contract resulted in a one-time charge of approximately $7.5 million. In addition, tropical storms in the Gulf Coast caused

$2.5 million in damage to our properties there. The Company will be unable to seek reimbursement for such losses because they do not exceed the deductibles applicable under the Company's various insurance policies.

        During the third quarter of 2001, the Company recognized impairment losses on the Las Vegas Hilton and the sale of the Flamingo Reno totaling $143 million.

Note 10.    Investment Gain (Loss)

        In April 2002, the Company completed the sale of its 19.9 percent equity interest in Jupiters Limited and received total gross proceeds of approximately $120 million. As a result of this transaction, the Company recorded a one-time pre-tax gain of $44 million in April 2002. This gain has been recorded as an investment gain in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002. Although the Company has sold its equity interest in Jupiters Limited, it continues to manage Jupiters' two Queensland casino hotels.

        During the third quarter of 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Our results of operations include the following properties whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace Paris Las Vegas Bally's Las Vegas Flamingo Las Vegas Las Vegas Hilton Caesars Tahoe Reno Hilton Flamingo Laughlin	Bally's Atlantic City Caesars Atlantic City Atlantic City Hilton Claridge Casino Hotel Dover Downs *	Grand Casino Biloxi Grand Casino Gulfport Grand Casino Tunica Sheraton Casino Hotel Bally's Casino Tunica Caesars Indiana Bally's New Orleans	Casino Nova Scotia Halifax Casino Nova Scotia Sydney Conrad Punta del Este ** Casino Windsor *** Caesars Gauteng ** Conrad Jupiters * Conrad Treasury * Caesars Palace at Sea

*
These are properties in which we solely earn management fees.

**
These are properties in which we have a 50 percent or less ownership interest and are accounted for under the equity method. We exercise significant influence over these properties due to our ownership percentages, board representation and management agreements.

***
This is a property in which we own 50 percent of a company that operates the hotel/casino complex and our investment is accounted for under the equity method.

Comparison of Three and Nine Months Ended September 30, 2002 and 2001

        A summary of our consolidated net revenue and earnings for the three and nine months ended September 30, 2002 and 2001 is as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net revenue	$1,211	$1,177	$3,546	$3,479
Operating income (loss)	162	(18)	511	345
Income (loss) before cumulative effect of accounting change	40	(101)	176	(8)
Net income (loss)	40	(101)	(803)	(8)
Basic and diluted earnings (loss) per share before cumulative effect of accounting change	0.13	(0.34)	0.58	(0.03)
Basic earnings (loss) per share	0.13	(0.34)	(2.66)	(0.03)
Diluted earnings (loss) per share	0.13	(0.34)	(2.64)	(0.03)
Other operating data:
Cash provided by operating activities	n/a	n/a	$520	$493
Cash used in investing activities	n/a	n/a	(137)	(401)
Cash used in financing activities	n/a	n/a	(404)	(168)
EBITDA(1)	290	259	879	884

(1)
EBITDA is presented supplementally because this is how we review and analyze the results of our properties. EBITDA can be computed directly from our condensed consolidated statements of operations by adding the amounts shown for depreciation and amortization, pre-opening expense, and impairment losses and other, to operating income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability with other companies may be limited.

        We are in the business of operating casino/hotels. Our primary sources of revenue consist of casino operations, room rental, and food and beverage sales.

        Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. "Table game volume," "table game drop" (terms which are used interchangeably), and "slot handle" are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine. "Table game hold" and "slot hold" represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

        We recorded net income of $40 million and diluted earnings per share of $0.13 for the three months ended September 30, 2002, compared with a net loss of $101 million and diluted loss per share of $0.34 for the three months ended September 30, 2001. The current period includes $10 million of non-recurring expenses, including an $7.5 million charge related to the cancellation of an energy contract with Enron Corporation and $2.5 million in damage costs caused by tropical storms to our Gulf Coast properties. The prior-period results were negatively impacted by write-downs totaling $175 million ($117 million net of tax or $0.39 per share) associated with the Las Vegas Hilton asset impairment, the loss on sale of the Flamingo Reno, and the write-down of our investment in the Aladdin Gaming Holdings, LLC senior discount notes. In addition, prior year revenues declined significantly due to the impact on travel and leisure spending resulting from the events of September 11, 2001.

        We recorded income before a cumulative effect of accounting change of $176 million and diluted earnings per share of $0.58 for the nine months ended September 30, 2002 compared with a net loss of $8 million and diluted loss per share of $0.03 for the nine months ended September 30, 2001. With the adoption of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002. Including the cumulative effect of accounting change, we reported a net loss of $803 million or a diluted loss per share of $2.64 for the nine months ended September 30, 2002. The 2001 results for the nine month period include the $175 million ($117 million net of tax or $0.39 per share) in asset impairments noted above.

        Our adoption of SFAS No. 142, on January 1, 2002, requires that we no longer amortize goodwill. Results for the third quarter of 2001 include $12 million of goodwill amortization. For comparative purposes, the net loss for the third quarter of 2001 would have been $89 million, or a diluted loss per share of $0.30, excluding this goodwill amortization. Results for the nine months ended September 30, 2001 include $37 million of goodwill amortization. For comparative purposes, net income for the nine months ended September 30, 2001 would have been $29 million, and $0.10 per diluted share, excluding this goodwill amortization.

Casino

        Consolidated casino revenues increased $19 million to $873 million for the three months ended September 30, 2002, compared to $854 million recorded for the three months ended September 30, 2001. The Mid-South Region contributed $13 million of this increase primarily due to results at Caesars Indiana. The increase at Caesars Indiana is attributable to increased volume in tables and slots related to the initiation of dockside gaming on August 1, 2002, and the benefit of the 500-room luxury hotel which opened in August 2001. The Eastern Region showed a 2.6 percent increase in casino revenues over prior year due to increased slot and table win at Bally's Atlantic City and Caesars Atlantic City. The Western Region showed a 1.4 percent decrease in casino revenue. This decline principally relates to an abnormally low hold percentage on table games and reduced volumes at Caesars Palace Las Vegas as a result of continued construction disruptions, and the disposition of the Flamingo Reno in the fourth quarter of 2001, offset by increased table win at Paris Las Vegas. The Western Region experienced reduced slot handle and table game drop, but benefited from increased table game and slot hold percentages. The table game hold percentage for the Western Region was 15.1 percent for the three months ended September 30, 2002 compared to 13.2 percent for the comparable period of 2001.

        Our consolidated casino operating margin increased to 49.6 percent for the three months ended September 30, 2002 compared to 45.8 percent for the three months ended September 30, 2001. The increase in casino margin was primarily attributable to the Western Region and our continued focus on managing expenses as well as the affects of September 11, 2001 on the prior period results.

        Casino revenues for the nine months ended September 30, 2002 were $2.542 billion compared to $2.457 billion for the nine months ended September 30, 2001. The Eastern Region and Caesars Indiana were the primary contributors to the increased revenue. The Eastern Region benefited from the addition of the Claridge Casino Hotel in June 2001 and Caesars Indiana experienced higher gaming volumes as a result of the initiation of dockside gaming in August 2002 and the opening of their hotel in August 2001. Those increases were offset by a decrease in the Western Region which was principally due to decreases in the first quarter of 2002 following the events of September 11, 2001, the sale of the Flamingo Reno, and the decrease in casino revenues at Caesars Palace Las Vegas.

Rooms

	Average Daily Rate				Occupancy Percentage
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001	2002	2001	2002	2001
Western Region	$83	$83	$90	$91	92%	90%	90%	92%
Eastern Region	$97	$100	$89	$93	99%	98%	97%	98%
Mid-South Region	$61	$58	$60	$58	91%	92%	90%	92%
International Region	$78	$83	$78	$83	69%	67%	67%	69%

        Consolidated room revenues increased 5.3 percent to $138 million for the three months ended September 30, 2002 compared to $131 million recorded for the three months ended September 30, 2001. The increase is mainly attributable to the additional room revenues from Caesars Indiana which opened its hotel in August 2001 and increased occupancy and average daily rates at Paris Las Vegas. The average daily rate in the Western Region remained constant at $83 for the three months ended September 30, 2002, when compared to the same period of last year. However, the Western Region benefited from an increase in occupancy percentage from 90 percent to 92 percent for the three months ended September 30, 2002. The Western Region has experienced steady increases in occupancy and average daily rates after September 11, 2001, but the region has continued to experience lower total visitation for the nine months ended September 30, 2002 when compared to the same period of 2001.

        The consolidated room operating margin for the quarter ended September 30, 2002 was 63.0 percent compared to 63.4 percent for the quarter ended September 30, 2001. With the exception of the Western Region, all regions posted a slight increase in the room department's operating margin, which reflects our continued focus on managing expenses.

        Room revenues for the nine months ended September 30, 2002 were $422 million compared to $435 million for the corresponding prior-year period. The decrease was mainly attributable to lower average daily rates and occupancy in the Western Region. The decrease was slightly offset by the Mid-South Region which increased over prior year primarily due to nine months of operations at Caesars Indiana's 500-room hotel which opened in August 2001.

Food and Beverage

        Consolidated food and beverage revenues increased $6 million to $122 million for the three months ended September 30, 2002. The increase is attributable to a 5 percent increase in the Western Region and a 13 percent increase in the Mid-South Region. Caesars Palace Las Vegas contributed to the increase due to increased banquets and catering and the prior year period included cancellations due to the events of September 11, 2001. Caesars Indiana increased their food and beverage revenues 29 percent over the prior year's quarter.

        For the nine months ended September 30, 2002, consolidated food and beverage revenues increased to $356 million from $350 million in prior year's comparable period. That increase is primarily due to Caesars Indiana's full year of increased visitation due to the hotel which opened in August 2001.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

        Consolidated other revenues increased slightly to $78 million for the three months ended September 30, 2002 as compared to $76 million for the three months ended September 30, 2001. The increase is principally due to increases in entertainment revenues, offset by reduced management fee income at the Conrad Punta del Este Resort and Casino in Uruguay.

        Consolidated other revenues decreased $11 million to $226 million for the nine months ended September 30, 2002, compared to $237 million for the nine months ended September 30, 2001. The decreases experienced for the nine month period are primarily attributable to the Western Region and reduced management fee income at the Conrad Punta del Este Resort and Casino.

        Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino/hotels. Consolidated other expenses increased $6 million and $23 million for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. The increase for the nine months ended September 30, 2002 was mainly attributable to the addition of the Claridge Casino Hotel. For the third quarter 2002, other expenses increased slightly in each region.

Corporate Expense

        Corporate expense increased $2 million to $17 million for the three months ended September 30, 2002. Corporate expense increased $11 million for the nine months ended September 30, 2002 when compared to the prior year period. The addition of programs and key personnel were the primary components of the increase.

Depreciation and Amortization

        Consolidated depreciation and amortization expense decreased to $117 million and $357 million for the three and nine months ended September 30, 2002 compared to $133 million and $394 million for comparable periods of 2001. This decrease was primarily due to goodwill amortization of $12 million and $37 million for the three and nine months ended September 30, 2001, respectively, that we no longer recognize in accordance with SFAS No. 142, offset by a slight increase in depreciation expense related to new capital projects. The quarter ended September 30, 2002 also decreased due to the asset write-down at the Las Vegas Hilton in the third quarter of 2001.

Net Interest Expense

        Consolidated net interest expense decreased $10 million to $86 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, net interest expense decreased $29 million from the same period last year to $265 million. The decrease in net interest expense was due primarily to a decline in the rates paid on variable-rate debt and a reduction in average long-term debt outstanding, partially offset by changes in the mix of fixed-rate and variable-rate debt. Capitalized interest was $3 million for the three months ended September 30, 2002 and $4 million for the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, capitalized interest was $7 million and $11 million, respectively.

Impairment Losses and Other, Net

        During the third quarter of 2002, the Company recognized $10 million in non-recurring items related to the cancellation of an energy contract with Enron Corporation and damage caused by tropical storms in the Gulf Coast. The voluntary termination of the Enron contract resulted in a one-time charge of approximately $7.5 million, which the Company expects will be more than offset by future energy cost savings. In addition, tropical storms in the Gulf Coast caused $2.5 million in damage to our properties which will be charged against the Company's insurance deductible.

        During the third quarter of 2001, the Company recognized impairment losses on the Las Vegas Hilton and the sale of the Flamingo Reno totaling $143 million.

Equity in Earnings of Unconsolidated Affiliates

        Beginning with the third quarter of 2002, we have reclassified our presentation of equity in earnings from unconsolidated affiliates. We previously reported equity in earnings from unconsolidated affiliates as a component of other revenues. We now report the results of our unconsolidated affiliates as a separate component of operating income (loss) on our statements of operations under a separate caption titled "Equity in Earnings of Unconsolidated Affiliates." This reclassification has no impact on operating income (loss), net income (loss), or earnings (loss) per share as reflected on our consolidated statements of operations and no impact on our consolidated balance sheets or statements of cash flows.

        The decrease in equity in earnings of unconsolidated affiliates for both the quarter and nine months ended September 30, 2002, primarily relates to the sale of our equity interest in Jupiters Limited in April 2002. In addition, Casino Windsor and Conrad Punta del Este Resort and Casino experienced significantly reduced volumes in both table and slot play. Casino Windsor continues to be negatively affected by competition from the casinos in Detroit as well as by a decline in cross-border traffic that began after September 11, 2001. The Punta del Este property has been affected by the economic turmoil in Argentina and Brazil, from which it draws most of its customers.

Investment Gain (Loss)

        In April 2002, we sold our 19.9 percent equity interest in Jupiters Limited, received total gross proceeds of approximately $120 million and recorded a one-time gain of $44 million. Although we have sold our equity interest in Jupiters Limited, we continue to manage Jupiters' two Queensland casino hotels.

        During the third quarter of 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC.

Income Taxes

        The effective income tax rates for the three and nine months ended September 30, 2002 were 44.7 percent and 37.6 percent, respectively. Excluding the sale of our equity interest in Jupiters Limited and other non-recurring items our effective income tax rate for the three and nine months ended September 30, 2002 was 43.7 percent and 42.0 percent, respectively. The decrease in our effective income tax rate is primarily due to the impact of the capital loss carryforward used to offset the gain on the sale of our equity interest in Jupiters Limited and goodwill no longer being amortized in accordance with SFAS No. 142. The effective income tax rates for the three and nine months ended September 30, 2001 were a benefit of 30.8 percent and tax of 131.6 percent, respectively. These effective tax rates were impacted by the net losses experienced during these periods compounded by the non-deductible amortization of goodwill. Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes.

Competition

        Current and potential competitors have commenced expansion and new development plans for the Las Vegas Strip. Any new hotel and/or casino capacity would intensify competition in the Las Vegas marketplace and/or broaden Las Vegas' appeal to an expanded customer base. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our future operating results. In addition, the proliferation of Native American gaming in western states, especially California and Arizona, could have an adverse effect on our operating results in Nevada and has had, and will continue to have, an adverse effect on our Laughlin and Northern Nevada properties.

        Certain competitors have begun construction on a 2,000-room casino/hotel project in Atlantic City with an announced completion date in summer 2003. Another competitor has recently completed an expansion with new rooms and casino space. Other competitors have announced or begun expansion projects with expected completion dates in 2002 and beyond. Such new casino/hotel capacity would intensify competition in the Atlantic City marketplace and/or broaden Atlantic City's appeal to an expanded customer base. In addition, a proliferation of Native American gaming in New York or the legalization or expansion of casino gaming in jurisdictions located near our existing casino/hotels would have an adverse effect on our operating results in Atlantic City. We cannot predict if these projects or other projects will be completed or how any additional capacity would affect our future operating results.

        Not only has Native American gaming become an emerging competitor, but the proliferation of video lottery terminals or slot machines at racetracks in several states would increase competition in the jurisdictions in which we operate and could have an adverse effect on the results of such properties.

Other Developments

        Caesars Indiana began dockside gaming on August 1, 2002 in consideration of paying a higher graduated wagering tax. Caesars Indiana has experienced increased revenues from dockside gaming which to date have more than offset the effect of the higher tax.

        During the second quarter, we announced a project to redevelop the Ocean One Mall in Atlantic City and connect it to Caesars Atlantic City. The Gordon Group, one of our partners in the Forum Shops in Las Vegas, will develop and finance the project. At Caesars Palace Las Vegas, we agreed to proceed with Forum Shops III to be developed and financed by the Simon Group.

        "A New Day," starring Celine Dion and created by Franco Dragone, is expected to premiere in March 2003 at the Colosseum at Caesars Palace Las Vegas.

Baluma Holdings, S.A.

        Over the past several years, we have provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002; the principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all of the assets comprising the Resort and on the stock of Baluma. We and Holdings are currently negotiating a restructuring of the Baluma Loans. In the event that we are unable to negotiate a restructuring acceptable to all affected parties, we may consider exercising our rights as secured creditor. We intend to continue to operate the Resort pursuant to the Management

Agreement. As described elsewhere in this report, the Resort is currently suffering the adverse effects of the economic turmoil in Argentina, Brazil and Uruguay.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        As of September 30, 2002, we had cash and cash equivalents of $307 million, which is primarily cash in our casinos used to fund our daily operations. In addition, at September 30, 2002, approximately $1.3 billion was undrawn under our credit facilities. We expect to finance our operations and capital expenditures through cash flows from operations, existing cash balances, borrowings under our credit facilities, and new issuances in the public bond markets.

Operating Activities

        Net cash provided by operating activities for the nine months ended September 30, 2002 was $520 million. Cash provided by operating activities reflects amounts we earned during our normal course of operations. The amount can be computed by starting with the net loss of $803 million and adding back: depreciation and amortization of $357 million, change in working capital components of $31 million, change in deferred income taxes of $3 million and cumulative effect of accounting change of $979 million and deducting the gain on sale of investment of $44 million and other items of $3 million.

Investing Activities

        For the nine months ended September 30, 2002, net cash used in investing activities was $137 million, consisting principally of $258 million of capital expenditures offset by proceeds of $120 million from the sale of our equity investment in Jupiters Limited. Our capital expenditures include maintenance capital expenditures which are those long-lived assets required to maintain our properties in good operating condition. Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, vehicles, and other similar items. Additionally, our capital expenditures include major expansion projects funded during the period, which are primarily the performing arts Colosseum at Caesars Palace and The Gateway, a connector bridge linking the Claridge Casino Hotel and Bally's Atlantic City. In the second quarter of 2002, we completed The Gateway, a new retail, dining and convention complex, which now links over 400,000 square feet of casino space, 3,700 rooms, numerous shops, restaurants, spas and attractions covering five city blocks.

        During 2002, we intended to spend approximately $475 million on capital expenditures for maintenance projects and selective expansion or improvement investments at certain of our existing properties. We currently expect that capital expenditures for 2002 will total approximately $450 million with the remaining $25 million to be spent in 2003. The expansion and improvement projects include the addition of a golf course for Caesars Indiana, the connector bridge between the Claridge Casino Hotel and Bally's Atlantic City, a new strip entrance restaurant and night club complex at Paris Las Vegas, and master plan projects at Caesars Palace, including the "Colosseum."

Financing Activities

        During the nine months ended September 30, 2002, we reduced our aggregate debt by $394 million.

        We have two principal credit facilities. The first is a 364-day revolving credit facility expiring in August 2003 (the "364-day Facility") with total availability to us of $700 million. As of September 30, 2002, we had no amounts drawn against the 364-day Facility. The second facility (the "Multi-year Facility"), structured in two parts, provides for aggregate availability to us as of September 30, 2002, of $2.0 billion. At December 31, 2003, availability to us under the Multi-year Facility will be reduced by $600 million; the remaining $1.4 billion of availability expires on December 31, 2005. As of September 30, 2002, we had $1.44 billion drawn under the Multi-year Facility.

        The credit facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the credit facility) of 5.25 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the credit facility, to interest expense) of 2.50 to 1.00 as of September 30, 2002. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the credit facilities to become immediately due and payable. The maximum leverage ratio covenant adjusts to 5.00 to 1.00 as of December 31, 2002, and 4.75 to 1.00 for each of the quarterly testing periods ending March 31, 2003 and June 30, 2003, and 4.50 to 1.00, thereafter. The minimum interest coverage ratio adjusts to 2.75 to 1.00 for each of the quarterly testing periods beginning December 31, 2002. As of September 30, 2002, the Company was in compliance with the applicable covenants.

        Borrowings under the credit facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the credit facilities), or as competitive bid loans. The applicable interest rate is based upon the leverage ratio noted above as well as our credit rating and may be adjusted quarterly. At September 30, 2002, LIBOR advances under the multi-year credit facility bear an all-in interest of LIBOR plus 135 basis points.

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

        In June 2002, our $300 million 7.375% Senior Subordinated Notes matured and were retired using borrowings under our credit facilities.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

        (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Park Place and its subsidiaries are party to various legal proceedings incidental to their business. The Company believes that all of the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of any one of these matters is not likely to have a material adverse effect upon the Company's results of operations or financial position. For a discussion of certain material litigation to which the Company and its subsidiaries are a party, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

        In the matter captioned Catskill Development, L.L.C., et al. v. Park Place Entertainment Corporation, et al., which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarter ended June 30, 2002, on August 22, 2002, the United States District Court for the Southern District of New York granted the Company's motion for summary judgment dismissing plaintiffs' remaining two claims for tortuous interference with contractual relations and tortuous interference with prospective business relations. On May 14, 2001, the Court had dismissed plaintiffs' other two claims. On August 26, 2002, the Court dismissed plaintiffs' complaint in its entirety. Plaintiffs have appealed the dismissal of the compliant and various other rulings of the Court.

        In the matter captioned Scutti Enterprises, L.L.C. v. Park Place Entertainment Corporation, which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarter ended June 30, 2002, plaintiff's complaint was dismissed with prejudice on March 13, 2002 by the United States District Court for the District of New York. Plaintiffs have appealed the Court's dismissal of the action and have also moved to vacate the Court's dismissal of its claim for tortuous interference with contractual relations.

        In the matter captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarter ended June 30, 2002, on September 9, 2002, the Supreme Court of the State of New York, County of Franklin, denied both the Company's motion to dismiss defendants' counterclaim and defendants' cross-motion to dismiss the complaint.

        In the matter captioned Stratosphere Litigation, L.L.C. v. Grand Casinos, Inc., a Minnesota Corporation, which was previously detailed in the Company's Form 10-K for the year ended December 31, 2001, on April 4, 2001, the United States District Court entered a judgment in favor of Grand on all counts. On August 13, 2002, that judgment was affirmed by the Ninth Circuit Court of Appeals.

        In the identical matters captioned Dalton, et al. v. Pataki et al. and Karr v. Pataki, et al., which were previously detailed in the Company's Form 10-K for the year ended December 31, 2001, and the Form 10-Q for the quarter ended June 30, 2002, the Supreme Court of the State of New York, County of Albany, on October 30, 2002, denied the Company's motion to dismiss the first three causes of action and consolidated the matters.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
4.1
Amended and Restated Short Term Credit Agreement dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Co-Documentation Agents Referred to Herein and Bank of America, N.A. as Administrative Agent.
4.2
Amendment No. 5 to Five Year Credit Agreement and Amendment No. 2 to Multi-Year Credit Agreement dated as of August 22, 2002 among Park Place Entertainment, the lenders named therein and Bank of America, N.A. as Administrative Agent.
	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Park Place Entertainment Corporation.
	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Park Place Entertainment Corporation.
(b)	Reports on Form 8-K
On August 1, 2002, the Company filed a Form 8-K, dated July 29, 2002. This Form 8-K contains our earnings release for the three and six months ended June 30, 2002.
On August 14, 2002, the Company filed a Form 8-K providing the CEO and CFO Certifications pursuant to the Sarbanes-Oxley Act of 2002.
On August 14, 2002, the Company filed a Form 8-K providing the CEO and CFO statements in writing, under oath pursuant to the order of the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION (Registrant)
Date: November 14, 2002
/s/ HARRY C. HAGERTY, III
Harry C. Hagerty, III Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas E. Gallagher, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Park Place Entertainment Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ THOMAS E. GALLAGHER Thomas E. Gallagher President and Chief Executive Officer

I, Harry C. Hagerty, III, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Park Place Entertainment Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ HARRY C. HAGERTY, III Harry C. Hagerty, III Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

QuickLinks

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
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS