Form 10-K
period 2002-12-31
PARK PLACE ENTERTAINMENT CORP
filed 2003-03-28
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-14573

PARK PLACE ENTERTAINMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0400631 (I.R.S. Employer Identification Number)
3930 Howard Hughes Parkway Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)
Registrant's telephone number, including area code: (702) 699-5000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒    No ☐

        Based upon the June 30, 2002 New York Stock Exchange closing price of $10.25 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.8 billion.

        As of March 14, 2003, there were 300,808,110 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's definitive Proxy Statement in connection with the May 21, 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

General

        As used in this document, the terms "Park Place," "Company," "we," "our," and "us," refer to Park Place Entertainment Corporation and its subsidiaries as a combined entity except where it is clear that the terms mean only Park Place Entertainment Corporation.

        We are one of the largest casino/hotel operators in the United States and we are currently the only gaming company with a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States. We operate 27 properties with approximately 29,000 guest rooms and more than two million square feet of casino space.

        Our properties are operated under the following brands: Caesars, Paris, Bally's, Flamingo, Hilton, Grand Casinos and Conrad. We employ approximately 54,000 people worldwide and have our corporate headquarters in Las Vegas, Nevada. We reported net revenue of $4.7 billion in 2002.

        In December 1998, we became a separate and independent public company when Hilton Hotels Corporation divested its gaming operations through a tax-free distribution of Park Place common shares to Hilton's stockholders. At the same time, we acquired the Mississippi gaming operations of Grand Casinos, Inc. ("Grand") through a merger. In December 1999, we acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities ("Caesars") from Starwood Hotels & Resorts Worldwide, Inc.

        The following table presents selected statistics about our properties (as of December 31, 2002). Except where noted we have 100% interest in each of these properties.

Name and Location	Approximate Casino Square Footage(1)	Approximate Number of Slots	Approximate Number of Tables	Approximate Number of Rooms/Suites
Western Region
Caesars Palace	149,000	1,753	99	2,423
Paris Las Vegas	85,000	1,712	90	2,916
Bally's Las Vegas	83,000	1,545	65	2,814
Flamingo Las Vegas	77,000	2,133	92	3,565
Las Vegas Hilton	74,000	1,426	52	2,953
Caesars Tahoe(2)	42,000	1,064	58	440
Reno Hilton	109,000	1,450	54	2,003
Flamingo Laughlin	57,000	1,512	51	1,907
Eastern Region
Bally's Atlantic City(3)	224,000	6,041	207	1,748
Caesars Atlantic City	125,000	3,416	127	1,140
Atlantic City Hilton	60,000	2,004	85	804
Dover Downs(4)	80,000	2,000	—	232
Mid-South Region
Grand Casino Biloxi	137,000	2,809	87	975
Grand Casino Gulfport	85,000	2,172	71	1,001
Grand Casino Tunica	118,000	2,522	93	1,356
Sheraton Casino & Hotel	33,000	1,372	37	134
Bally's Casino Tunica	47,000	1,305	42	238
Caesars Indiana(5)	93,000	2,501	144	503
Bally's Casino New Orleans(6)	30,000	1,221	30	—

International Region
Conrad Jupiters Gold Coast(7)	84,000	1,348	103	603
Conrad International Treasury Casino Brisbane(7)	71,000	1,321	88	130
Conrad Punta del Este Resort and Casino(8)	45,000	562	74	302
Casino Nova Scotia—Halifax(9)	32,000	743	41	352
Casino Nova Scotia—Sydney(9)	16,000	378	11	—
Casino Windsor(10)	100,000	3,309	83	389
Caesars Gauteng(11)	56,000	1,500	50	196
S.S. Crystal Harmony(12)	3,000	87	8	—
S.S. Crystal Symphony(12)	4,000	115	8	—

(1)
Includes square footage attributable to race and sports books.

(2)
We lease the building that houses the hotel and casino and lease the underlying land pursuant to a long-term ground and structure lease.

(3)
Includes the Claridge Casino, which we purchased in June 2001, and which was merged into our subsidiary that owns Bally's Atlantic City beginning in 2003.

(4)
We provide management services to the casino at the Dover Downs racetrack in Delaware.

(5)
We manage Caesars Indiana and own an 82 percent interest in a joint venture that owns this property.

(6)
As of February 26, 2003, we own 100 percent of this property. We previously had a 49.9 percent ownership interest in and managed this property.

(7)
We provide management services to these properties.

(8)
We have a 46.4 percent ownership interest in and manage this property.

(9)
We have a 95 percent interest in Metropolitan Entertainment Group, which operates the two properties on behalf of the Nova Scotia Gaming Corporation pursuant to an operating contract.

(10)
We have a 50 percent interest in Windsor Casino Limited, which operates Casino Windsor. The province of Ontario owns the complex.

(11)
We have a 25 percent interest in a joint venture that owns Caesars Gauteng and a 50 percent interest in a joint venture that manages Caesars Gauteng.

(12)
We operate the Caesars Palace at Sea casinos on two cruise ships owned by Crystal Cruises, Inc. We expect to begin operating the casino on a third Crystal cruise ship in 2003. In enumerating our properties, we consider all of these casinos on cruise ships to be one property.

        Additional information about Park Place may be accessed through our website at www.parkplace.com. Our filings with the SEC including our reports on Forms 10-K, 10-Q, and 8-K and all amendments to such reports are made available though www.parkplace.com or www.sec.gov, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

        For managerial purposes, we have divided our properties into four geographic regions.

Western Region

        We currently own and operate eight casino hotels in the state of Nevada. In Las Vegas, we own and operate Caesars Palace, Paris Las Vegas, Bally's Las Vegas, Flamingo Las Vegas, and the Las Vegas Hilton. In northern Nevada, we own and operate Caesars Tahoe and the Reno Hilton. In far southern Nevada, we own and operate the Flamingo Laughlin.

        Each Nevada casino hotel is open 24 hours a day, seven days a week, and offers a variety of casino games, slot machines, race and sports books, hotel suites/rooms, restaurants, convention space, and various entertainment and shopping venues.

        In Las Vegas, four of our five properties are clustered at three of the famous "Four Corners" intersection of Las Vegas Boulevard and Flamingo Road. We believe that our concentration at this location affords us a significant benefit, as we are well positioned to capture foot traffic at this heavily-traveled intersection as well as cross-property visits from guests staying at the nearly 15,000 hotel rooms at this intersection.

Caesars Palace

        Caesars Palace is located on approximately 80 acres at the northwest corner of Flamingo Road and Las Vegas Boulevard on the Las Vegas Strip. Caesars Palace features 2,423 guest rooms and suites, approximately 149,000 square feet of gaming space and 11 restaurants. In addition, the property also offers a 4.5 acre swimming pool complex, a 23,000 square foot spa/fitness facility, a wedding chapel and 110,000 square feet of meeting and convention space and a 49,000 square foot event/exhibit pavilion. Through a lease to Simon Property Group, Inc., Caesars Palace is also home to the Forum Shops, a highly themed shopping mall which features upscale boutiques, well known stores and dining. Caesars Palace markets to upscale individual leisure guests and convention groups.

Paris Las Vegas

        Paris Las Vegas opened in September 1999. Located on approximately 24 acres, Paris Las Vegas features 2,916 spacious guest rooms, an 85,000 square foot casino, eight French-inspired restaurants, six lounges, 120,000 square feet of meeting and convention space, 31,000 square feet of retail space, a two-acre pool and a European health spa. This Parisian-themed resort also features authentic replicas of famous French landmarks including a 50-story half-scale Eiffel Tower. Paris Las Vegas is connected to Bally's Las Vegas by a retail mall. Marketing efforts for Paris Las Vegas are directed toward convention groups and the mid- to upper mid-market.

Bally's Las Vegas

        Bally's Las Vegas is located on approximately 44 acres at the southeast corner of Las Vegas Boulevard and Flamingo Road. This property, which is connected to Paris Las Vegas, features 2,814 guest rooms, an 83,000 square foot casino, nine restaurants, five lounges, 115,000 square feet of meeting and convention areas, 48,000 square feet of retail space, an Olympic-sized pool, tennis courts and a spa. Bally's Las Vegas also has a 1,040-seat showroom which is home to one of the traditional Las Vegas shows, "Jubilee." Bally's Las Vegas caters to convention groups and the mid-market, including the group tour and travel segment.

Flamingo Las Vegas

        The Flamingo Las Vegas is located on approximately 25 acres at the northeast corner of Las Vegas Boulevard and Flamingo Road. This property features 3,565 guest rooms and suites, approximately 77,000 square feet of casino space, nine restaurants, approximately 66,000 square feet of meeting and convention area, 800 showroom seats, multiple pools and lagoons, tennis courts, a spa and health club, and a wedding chapel. The Flamingo Las Vegas focuses primarily on mid-market customers, particularly the group tour and travel market segment.

Las Vegas Hilton

        The Las Vegas Hilton is located on approximately 63 acres adjacent to the Las Vegas Convention Center. With this prominent convention location, the Las Vegas Hilton focuses its marketing toward convention groups. This property features 2,953 guest rooms and suites, approximately 74,000 square feet of casino space, 12 restaurants and 225,000 square feet of meeting and convention area. The property also includes a 1,600-seat showroom featuring top entertainers, a night club, and a spa and health club.

Caesars Tahoe

        Caesars Tahoe is located on the south shore of Lake Tahoe in Stateline, Nevada. The property occupies approximately 21 acres which are leased pursuant to a long-term ground and structure lease. This lease expires in 2028 and is renewable for an additional 25-year period. This property features 440 guest rooms, a 42,000 square foot casino, five restaurants, a nightclub, a 1,500-seat showroom, a health spa, and approximately 16,000 square feet of meeting space. Caesars Tahoe benefits from the scenic beauty of the Lake Tahoe region and the many recreational facilities and activities in the area. Caesars Tahoe draws a significant portion of its mid- to high-end resort destination travelers from the northern California area.

Reno Hilton

        The Reno Hilton, which is located on 144 acres, features 2,003 guest rooms and suites, a 109,000 square foot casino, nine restaurants, a lounge and approximately 190,000 square feet of meeting and convention space. This property is also complemented by recreational facilities including an outdoor golf driving range on a man-made lake, outdoor tennis courts, and a 24-hour bowling center. The Reno Hilton focuses primarily on the mid-market and convention groups, as well as the locals market.

Flamingo Laughlin

        The Flamingo Laughlin is located on 19 acres on the west bank of the Colorado River, 90 minutes south of Las Vegas. This property offers 1,907 guest rooms and suites, approximately 57,000 square feet of gaming space, five restaurants, a 300-seat showroom, a 35,000 square foot ballroom and convention center, a swimming pool and lighted tennis courts. The Flamingo Laughlin targets the budget and mid-market customer segments.

Cascata

        In addition to the Nevada casinos, we own and operate Cascata, a premier high-desert championship golf course in southern Nevada. This 18-hole Rees Jones designed course complements the amenities offered by our Las Vegas properties and is available to our resort guests.

Las Vegas Monorail

        The Las Vegas Monorail Company, a Nevada nonprofit corporation, has commenced the construction of a monorail system in Las Vegas. When completed, the system will be approximately four miles long and will have seven stations directly connecting eight hotel-casinos on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Three of the seven planned station stops will be at the following of our properties: Bally's Las Vegas, Flamingo Las Vegas and the Las Vegas Hilton. Completion of the expanded monorail system is scheduled for early 2004.

Eastern Region

        In Atlantic City, New Jersey, we own and operate three casino resorts along the famous Atlantic City Boardwalk.

        Our Atlantic City casinos are open 24 hours a day, seven days a week, and feature table games, slot machines, hotel suites/rooms, convention space and entertainment similar to what is offered at our Nevada casino hotels. Atlantic City casinos are not permitted to operate sports books; however, Bally's Atlantic City and Caesars Atlantic City feature simulcast horse racing.

        As in Las Vegas, the majority of our Atlantic City properties are clustered together at a high traffic density location. Our Caesars Atlantic City and Bally's Atlantic City properties (including the Claridge) are located at the center of the famous Atlantic City Boardwalk. A network of skybridges connects all of our facilities at the center Boardwalk location, offering our guests the opportunity to circulate in an enclosed environment among the variety of casino, restaurant, entertainment and room amenities that we offer across a five city block area. In a market where weather is often inclement or uncomfortable, we believe this is a significant advantage.

Bally's Atlantic City

        Bally's Atlantic City is located on a 19-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. With its strategic center location on the Boardwalk, over 2,800 parking spaces and a bus terminal, Bally's Atlantic City is positioned to attract significant walk-in and drive-in business and focuses on high-end players and the mid-market segment, including the mid- to upper mid-market slot player segment. Including The Wild Wild West Casino and the Claridge Casino (separate casinos that are part of the Bally's Atlantic City complex), this property offers 1,748 guest rooms and suites, 224,000 square feet of casino space, 87,000 square feet of meeting and convention space, 19 restaurants and a 46,000 square foot health spa.

        Beginning in 2003, the Claridge Casino, which we acquired in June 2001, was consolidated into Bally's Atlantic City with the approval of the New Jersey Casino Control Commission. Bally's Atlantic City now includes the 502 rooms, 59,000 square feet of gaming space and 1,100 parking spaces which were previously counted separately as the Claridge.

Caesars Atlantic City

        Caesars Atlantic City is located on approximately ten acres at the center of the Boardwalk and features 1,140 guest rooms, approximately 125,000 square feet of casino space, ten restaurants, a 1,100-seat showroom and a health spa. Caesars Atlantic City also offers approximately 41,000 square feet of convention, meeting and banquet facilities, a multi-function grand ballroom and a four-story atrium to attract convention business as well as walk-in patrons from the Boardwalk. Marketing efforts for Caesars Atlantic City are directed toward the mid- to high-end casino customers.

        Caesars Atlantic City also owns the Ocean One retail mall. The Ocean One mall is constructed on a pier that extends 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. During the second quarter of 2002, we announced a project to redevelop the Ocean One mall in Atlantic City and connect it to Caesars Atlantic City. The Gordon Group, one of our original partners in the Forum Shops in Las Vegas, will develop and finance the project. The mall is currently closed for the renovations, with the opening set for late 2004. This project will include new retail shopping and dining.

Atlantic City Hilton

        The Atlantic City Hilton is located on approximately 12 acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to an exit off of the major highway leading into Atlantic City. This location gives the Atlantic City Hilton an advantage in attracting destination-oriented customers arriving by automobile or bus. This property features 804 guest rooms, approximately 60,000 square feet of casino space, seven restaurants, a 1,200-seat theater, and a spa. The Atlantic City Hilton primarily focuses on personalized service for high-end and mid-market casino customers.

Atlantic City Country Club

        We also own and operate the historic Atlantic City Country Club in Northfield, New Jersey, approximately a 10-minute drive from our Atlantic City properties. This premier 18-hole golf course is one of the oldest courses in the nation, having been founded in 1897, and it was extensively renovated in 1999. This amenity is used exclusively for our casino guests.

Delaware Operations

        We provide management services to the casino at the Dover Downs racetrack in Delaware, which has approximately 2,000 video lottery terminals (slot machines). The casino is part of the Dover Downs complex, which features live automobile racing, live harness racing November through April, fine dining, and entertainment. The Dover Downs Hotel and Conference Center, features 232 guest rooms and suites and 25,000 square feet of meeting space. Our management agreement with Dover Downs expires in 2005.

Mid-South Region

        We own and operate five dockside casino hotels in Mississippi. On the Gulf Coast, we own and operate Grand Casino Biloxi and Grand Casino Gulfport. In Tunica County in northern Mississippi, we own and operate Grand Casino Tunica, Sheraton Casino & Hotel and Bally's Casino Tunica. In southern Indiana, we manage and own 82 percent of a riverboat casino on the Ohio River. In New Orleans, Louisiana, we own and operate a riverboat casino on Lake Pontchartrain.

        Our Mid-South Region casinos feature table games, slot machines, hotel suites/rooms, convention space and entertainment similar to that offered at our Nevada casino hotels. Mississippi casinos are not permitted to operate race and sports books.

Grand Casino Biloxi

        Grand Casino Biloxi is the largest dockside casino on the Mississippi Gulf Coast and is one of a few properties on the Mississippi Gulf Coast that is oriented east to west, thereby maximizing the property's visibility from the highway. The property is located on 29 acres of which 25 acres are leased. This location attracts both mid-market and budget travelers arriving for day trips or overnight stays via automobile and bus. It also draws the convention market with its 39,000 square feet of convention space. Grand Casino Biloxi features approximately 137,000 square feet of gaming space, ten restaurants, 975 hotel rooms, 3,500 parking spaces, a spa, a childcare entertainment center, and a 1,800-seat show theater.

Grand Casino Gulfport

        Grand Casino Gulfport is a dockside casino located on 34 acres, of which 14 acres are leased, on the Mississippi Gulf Coast that includes approximately 85,000 square feet of gaming area. Other amenities at this beachside resort include seven restaurants, a childcare entertainment center, a tropical pool with a lazy river, an arcade, a 2,500-seat pavillion, a spa, and 1,001 hotel rooms. The customer base at this property is primarily comprised of the locals market arriving by automobile and bus.

Grand Bear Golf Course

        We own and operate the Grand Bear Golf Course on the Mississippi Gulf Coast which is strategically situated between the Grand Biloxi and Grand Gulfport properties. This 18-hole course designed by Jack Nicklaus is considered the premier golf course in the region. The course is available exclusively to our hotel and gaming guests.

Grand Casino Tunica

        Grand Casino Tunica is located on approximately 2,000 acres in Tunica County, Mississippi, approximately 15 miles south of the Memphis, Tennessee metropolitan area. Grand Casino Tunica is the largest dockside casino in Mississippi. Grand Casino Tunica is a 400,000 square foot, three-story, casino complex containing approximately 120,000 square feet of gaming space. Three hotels provide an aggregate of 1,356 rooms. To attract the mid-market, extended stay customers, Grand Casino Tunica is complemented by eight restaurants, an 18-hole Hale Irwin designed championship golf course and driving range, a spa, a recreational vehicle park and a sporting clays course. This property also has a 2,500-seat event center featuring headline entertainers and sporting events and approximately 28,000 square feet of convention space.

Other Mississippi Casinos

        The Sheraton Casino & Hotel, also in Tunica County, Mississippi, is located on 23 acres and consists of 33,000 square feet of gaming space, an attached hotel with 134 rooms, and four restaurants and bars. Bally's Casino Tunica, primarily a "locals" casino, features a 47,000 square foot casino, a 238-room hotel, and an adjacent land-based facility with entertainment facilities and three restaurants. Bally's Casino Tunica is located on 75 acres of which 26 acres are leased.

Caesars Indiana

        Caesars Indiana is located on 259 acres in southern Indiana, across the Ohio River from Louisville, Kentucky. We have an 82 percent equity interest in Caesars Indiana and operate the property. The resort's "Glory of Rome" riverboat casino is 450 feet long, 100 feet wide and four stories high. The riverboat is comprised of four decks offering 93,000 square feet of gaming space over seven separately themed casino areas. A 170,000 square foot pavilion houses retail space, eight restaurants, and 24,000 square feet of convention space, including a 1,250-seat sports and entertainment arena. In August 2001, Caesars Indiana opened a new 503-room hotel. In 2002, Caesars Indiana opened an 18-hole championship golf course, Chariot Run. Prior to August 1, 2002, Caesars Indiana was required to cruise the Ohio River. On August 1, 2002, new legislation allowed Caesars Indiana to begin dockside gaming in consideration of paying higher graduated gaming tax. The previous gaming tax was a flat rate of 20 percent. The new tax rates are tiered based on revenues, of which we are currently in the highest tier of 35 percent.

Bally's Casino New Orleans

        In Louisiana we own Bally's Casino New Orleans, a 30,000 square foot riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. Metro Riverboat Associates, Inc. previously owned a 50.1 percent ownership interest in the Belle. In February 2003 we finalized an agreement to purchase this ownership interest.

International Region

        We operate seven international casino resorts on four continents, Australia, North America, South America and South Africa, as well as two casinos on international cruise ships.

Australia

        In Australia, we operate two casino resorts under a management agreement with Jupiters Limited, an Australian public company. Jupiters Limited owns two casino resorts in Queensland, Australia: Conrad Jupiters Gold Coast and Conrad International Treasury Casino Brisbane. On March 5, 2003, TABCORP Holding Limited announced a proposed merger between TABCORP and Jupiters Limited. The merger, if consummated, would have no effect on the management agreement.

        Conrad Jupiters is located in Broadbeach, Queensland. This property, which is open 24 hours a day, features 603 hotel rooms, approximately 84,000 square feet of gaming space, a convention center and a 1,000-seat showroom and is surrounded by lush tropical gardens. There is also a health center with a pool, spa, tennis and squash courts and a gym. Conrad Treasury is located in the central business district of Brisbane, Queensland's capital city. The casino is approximately 71,000 square feet in total, located on three levels of the Victoria-era Treasury building. The Conrad International Treasury Casino Brisbane has the exclusive right to conduct casino gaming in Brisbane until 2005. Both Conrad Jupiters and Conrad Treasury attract a significant portion of their customers from the local as well as the interstate markets, while the individual premium players travel from various parts of Asia.

Uruguay

        In South America we operate, under a management agreement, the Conrad Punta del Este Resort and Casino, a five-star resort located on the beach in Punta del Este, Uruguay. We also have a 46.4 percent ownership interest in Baluma Holdings S.A. that owns the resort. The Conrad Punta del Este features 302 rooms and suites, a 45,000 square foot casino offering slot machines and table games, convention and meeting space, restaurants and shops, tennis courts, pools and a spa. The casino is open year round and 24 hours a day during the high season from December through February. A significant percentage of Conrad Punta del Este's customers travel from Brazil and Argentina and fluctuations in these countries' economies can affect this property's business.

Canada

        Metropolitan Entertainment Group, of which we own 95 percent, operates Casino Nova Scotia Halifax in Halifax, Nova Scotia and Casino Nova Scotia Sydney in Sydney, Cape Breton, Nova Scotia. We operate these properties pursuant to an operating contract with the Nova Scotia Gaming Corporation which has an option to purchase the casino complexes in 2005, 2010, and 2015, as defined in the operating contract.

        Casino Nova Scotia Halifax contains 32,000 square feet of casino space, 12,000 square feet of convention space, and three restaurants. We also own and operate the Casino Nova Scotia Hotel featuring 352 guest rooms, 18,000 square feet of additional convention facilities, and a restaurant. This hotel is linked via pedway to the Casino Nova Scotia Halifax. Marketing efforts at the hotel are focused toward convention and casino guests.

        Casino Nova Scotia Sydney is attached to a local sports arena and features approximately 16,000 square feet of gaming space, a restaurant and a lounge. The customer base at this casino is comprised mostly of locals, with some junket play from Toronto and Montreal. We do not own or operate a hotel at Casino Nova Scotia Sydney.

        We own 50 percent of Windsor Casino Limited, which operates Casino Windsor, a hotel/casino complex, under a management contract with its owner, the Ontario Lottery and Gaming Corporation of the Province of Ontario, Canada. This property features a 100,000 square foot casino, 389 guest rooms, an 11,000 square foot ballroom and meeting rooms. Casino Windsor is located on the river in Windsor, Ontario, directly across from Detroit, Michigan. This property competes with three casinos in Detroit. The majority of Casino Windsor's customer base comes from the United States, primarily from the Detroit area.

South Africa

        We own a 50 percent interest in a joint venture which manages Caesars Gauteng casino resort in Johannesburg, South Africa. In addition, we have a 25 percent ownership interest in the joint venture that owns Caesars Gauteng. This property features a 45,000 square foot casino, two hotels with a total of 302 guest rooms, four restaurants, and 62,000 square feet of convention facilities.

Other

        We operate the Caesars Palace at Sea casinos on two cruise ships, the Crystal Symphony and the Crystal Harmony, which are owned by Crystal Cruises, Inc. Beginning in 2003, we will begin operation of a third casino on the newly launched Crystal Serenity. The casinos operate only when the ships are in international waters.

Other Developments

Saint Regis Mohawk Tribe

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher's Country Club in Thompson, New York in return for a management fee equal to 30 percent of ebitda, as defined in the agreement. The management agreement is subject to the approval of the National Indian Gaming Commission ("NIGC").

        We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Upon approval by the Bureau of Indian Affairs ("BIA"), approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

        As currently planned, the facility will include a 750-room hotel, 165,000 square feet of gaming space, 15,000 square feet of meeting space, restaurants and a spa.

        All of the agreements and plans relating to the development and management of this project are contingent upon various regulatory and governmental approvals, including execution of a compact between the Saint Regis Mohawk Tribe and the State of New York, and receipt of approvals from the BIA, NIGC and local planning and zoning boards. There is no guarantee that the requisite regulatory approvals will be received.

        In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskills Region, and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature. The constitutionality of this legislation has been challenged. (For a discussion of such litigation, see Mohawk Litigation in Item 3. Legal Proceedings.)

Strategy

        We have assembled a portfolio of assets that generated $4.7 billion in net revenues in 2002. Our strategy is to expand our core business and create value by:

  •
  Driving profitable revenue growth through new product offerings and technological innovation;
  •
  Increasing operational effectiveness through consolidation, cost control, and productivity enhancements;

  •
  Developing profitable opportunities presented by new markets and new ventures.

        In order to grow profitable revenues we intend to utilize our newly developed data warehouse and player recognition and rewards technology. This new technology will allow us to more efficiently market, track and reward our customer base which should enhance our customer loyalty. In addition, we are building new amenities at our properties to offer more attractions to our existing and prospective customers. We are also pursuing consolidation and cost savings initiatives to improve our operating efficiency. We expect that such improvements will allow our operating earnings to grow more rapidly than our revenues.

        In the past, our properties have generated substantial cash flow, and we expect that they will continue to do so for the foreseeable future. Our first priority for the use of that cash flow is to reinvest in our properties through the maintenance and enhancement of existing amenities and the addition of new amenities. Our second priority is to reduce our leverage (measured as the ratio of total debt to consolidated EBITDA), and we intend to use cash flow in excess of what is reinvested in our properties to pay down debt. Our third priority for the use of cash flow is return of capital to shareholders, through share repurchases or dividends. Only to the extent that we have sufficient excess cash flow after reinvestment in our properties and reduction of debt will we be able to make meaningful returns of capital to shareholders.

        From time to time we become aware of potential acquisition or development opportunities and we may at any time be negotiating to engage in transactions or developments both domestically and internationally. Additionally, we regularly evaluate all of our assets within our portfolio and have and will continue to consider disposition of assets that, in our opinion, do not represent the best use of our capital.

Marketing

        Our individual casinos target specific customer segments in their overall marketing promotions. These customer segments can be grouped into the following general categories: locals (guests who reside in close proximity to our properties), convention groups (guests who come to attend trade shows, business conferences and group or family gatherings), tour and travel groups (guests purchasing travel packages in which airfare, hotel and other amenities are typically offered for one up-front price), and free and independent travelers (guests unaffiliated with any group whose travel is self-directed). Guests in these groups are further classified according to geographic origin, product preferences, spending patterns and other characteristics.

        The amount of gaming activity varies significantly from time to time primarily due to general economic conditions, popularity of entertainment offerings, and occupancy rates in the hotels. Revenues from gaming operations vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. In addition to gaming activity, our properties to varying degrees generate revenues from hotel, restaurant, entertainment and other amenities which also vary due primarily to general economic conditions and competition.

        We market our properties with advertising and loyalty programs. Advertising includes the use of television, radio, magazines, billboards and other mediums, including direct mail. We also maintain marketing offices both domestically and internationally. Many of our properties have loyalty programs, whereby casino patrons can receive complimentary meals, lodging, and/or entertainment in consideration of various amounts of casino play. Most of these programs also have a "cash back" feature that rewards customers with points based on play that can be redeemed for cash. These programs provide a base of customer information that enables us to target specific customers for promotions that might induce them to visit our casinos. In December 2001, we launched the Park Place Connection card, which ultimately will unify all of our casino player loyalty programs under a single, umbrella program. This program is designed to develop new revenue streams and protect existing ones, by encouraging Park Place guests at each of our properties to visit our other casino resorts.

Western Region

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

        As part of the marketing efforts to higher-end players, our Nevada properties invite selected customers to their casinos and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. In addition, we have a flight program through which we provide free air transportation on our owned or chartered aircraft to selected groups or persons. Generally, these persons either have established casino credit limits or cash on deposit in the casino and have previously evidenced a willingness to wager substantial amounts at the casino.

Eastern Region

        Our Atlantic City properties are positioned to attract significant walk-in traffic from the Boardwalk as well as drive-in customers. Promotional dollars are spent on encouraging patrons arriving by car or bus to visit our properties. These promotions often include coupons that can be redeemed for cash upon entering the casino.

        Bally's Atlantic City and Caesars Atlantic City are linked by the Wild Wild West Casino and offer guests amenities that are designed to attract the mid- to upper mid-market player as well as high-end players. The Atlantic City Hilton focuses on personalized service for high-end and mid-market casino customers.

Mid-South Region

        Our Indiana, Louisiana and Mississippi gaming operations are provided on dockside barge or riverboat casinos. Bally's Casino Tunica is primarily a locals casino, while the Sheraton Casino & Hotel and Grand Tunica market to mid-market travelers. Grand Biloxi markets to the mid-market and budget-conscious traveler while Grand Gulfport targets the locals market arriving by automobile and bus. Bally's Casino New Orleans, near the French Quarter, attracts locals and mid-market casino patrons. Caesars Indiana targets the Louisville, Kentucky market with amenities that appeal to budget-conscious travelers through upper-market patrons.

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

Events of September 11, 2001/Acts of Terrorism and War/Insurance Coverage

        The terrorist attacks of September 11, 2001 had a significant impact on the travel and tourism industries in which we operate. The significant reduction in both business and leisure air travel following the event significantly reduced visitation to our Las Vegas properties, with the result that our operating results declined significantly. Our properties in markets outside of Las Vegas, which are not as dependent on air travel, did not experience as much business disruption. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect our business and results of operations. Future acts of terror in the United States or an outbreak of hostilities involving the United States, may again reduce our guests' willingness to travel with the result that our operations will suffer.

        On March 19, 2003, the United States and coalition forces commenced a war with Iraq. Due to travel advisories, the increased threat of terrorism both domestically and internationally, and concern of the war's affect on the domestic and international economies, the travel and tourism industries may be affected. The outcome and duration of this war are uncertain and could have a negative impact on our future operating results.

        Partly as a consequence of the events of September 11, 2001, and the threat of similar events in the future, premiums for a variety of insurance products have increased sharply, and some types of insurance coverage are simply no longer available. Although we endeavor to obtain and maintain insurance covering extraordinary events that would affect our properties, conditions in the marketplace have made it prohibitive for us to maintain insurance against losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect part or all of one or more of our properties, we would likely suffer a substantial loss.

Competition

        There is intense competition in the gaming industry. The construction of new properties or the enhancement or expansion of existing properties in any market in which we operate could have a negative impact on our business in that market.

        A new 2,000-room hotel casino is currently under construction in Atlantic City, New Jersey with an announced completion date of Summer 2003. This project represents a significant increase in capacity in that market. Other competitors in Atlantic City have recently completed expansions of their hotels and others have announced expansion projects. The State of New Jersey is considering approving video lottery terminals ("VLTs") at the racetracks in the state and increasing certain taxes that may impact the gaming industry, including a proposed increase in the gross gaming tax from 8% to 10%. If VLTs are approved, it could adversely affect our operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect our results of operations.

        Several of our competitors in Las Vegas, Nevada are currently expanding their operations with additional hotel towers, which, if completed, will add a significant number of new hotel rooms to the Las Vegas market. In addition, another competitor is constructing a new 2,700-room hotel casino expected to be completed in April 2005.

        Our businesses may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Las Vegas and Atlantic City and/or (ii) by other projects not yet announced in any of the other markets. In addition, our operations in Laughlin, Nevada and

Northern Nevada have been adversely impacted and will continue to be adversely impacted by Native American gaming in California and Arizona.

        The business at our casino hotels will also be adversely affected if gaming were to be newly legalized or expanded under the laws of any state or locale located near our existing properties. Particularly, the legalization of gaming operations in locations near Las Vegas, Atlantic City or Mississippi will negatively affect our properties located there. We understand that several states surrounding our existing operations, including Pennsylvania, Maryland, Delaware and Kentucky, are considering the legalization of some form of casino and/or slot gaming or the expansion of existing gaming activities. The legalization of any form of casino gaming in these or other states could adversely affect our operating results.

        We also compete with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the State of New York-three in Western New York and three in the Catskill Region-and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. This could adversely affect visitation of our Atlantic City properties from New York. In California, there has been a proliferation of casino-style gaming on tribal lands, and there is consideration by the governor of California of an initiative to significantly increase the scope of such operations in exchange for tax revenue. The presence of Native American casinos in California has had a negative impact on the results of our Nevada casinos, and an increase in the capacity of those casinos in California can be expected to further impact our Nevada operations.

        Several states are considering or have announced plans to allow video lottery terminals or slot machines at racetracks in consideration of tax revenue from those operations. To the extent that these operations are conducted in states in which we have properties, or in neighboring states, we could be adversely affected.

Environmental Matters

        Park Place, like others in our industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (collectively, "Environmental Laws"). We endeavor to maintain compliance with Environmental Laws, but, from time to time, current or historical operations at our properties may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

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

        We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the securities or the proceeds there from to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes. On December 19, 2002, the Nevada Gaming Commission granted us prior approval to make public offerings for a period of two years, subject to specified conditions, which we refer to as the "shelf approval." The shelf approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for the licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations issued by, us or an affiliate in a public offering under the shelf approval. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries, which we refer to as "stock restrictions." The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities offered by the offering memorandum. Any representation to the contrary is unlawful.

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

  •
  the number of table games operated.

        A casino entertainment tax of 10 percent is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.25 percent of gross gaming revenues.

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

        The New Jersey Commission has approved our corporate charter. The corporate charters of our subsidiaries that operate Bally's Atlantic City, the Atlantic City Hilton, Claridge Casino and Caesars Atlantic City and their privately-held affiliates likewise conform to the New Jersey Act's requirements described above for privately-held companies. Claridge Casino surrendered its casino license effective as of December 30, 2002 in connection with the corporate merger of Claridge with and into Bally's Atlantic City. This merger was at our request and approved by the New Jersey Commission.

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

  •
  if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it will provide not less than 30 days' notice of its intent and will file with the New Jersey Commission an application for qualification before taking the action; and

  •
  the holder acknowledges that it is subject to the jurisdiction of the New Jersey Commission and the requirements of the New Jersey Act and the regulations promulgated thereunder.

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

        The Mississippi Gaming Control Act (the "Mississippi Act") is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations which are also similar in many respects to the Nevada gaming regulations.

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

        The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2004. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed, it would have a significant adverse effect on us and on our Mississippi gaming operations.

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

        Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi Gaming Subsidiaries must be found suitable or be approved by the Mississippi Commission. We believe we have obtained or applied for all necessary findings of suitability with respect to such persons associated with us or the Mississippi Gaming Subsidiaries, although the Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in a person's corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and our Mississippi Gaming Subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.

        At any time, the Mississippi Commission has the power to investigate and require a finding of suitability of any of our record or beneficial stockholders. The Mississippi Act requires any person who acquires more than 5 percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission ("SEC"), to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10 percent of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. If a shareholder who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information, including a list of beneficial owners. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5 percent of any class of voting securities of a Registered Corporation. However, under certain circumstances, an "institutional investor," as defined in the Mississippi Commission's regulations, which acquires more than ten percent but not more than fifteen percent of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include:

  •
  voting on all matters voted on by stockholders;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and

  •
  such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

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

  •
  pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

  •
  fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

        We may be required to disclose to the Mississippi Commission upon request the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission may, in its discretion require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Mississippi.

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

        If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission it:

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

        The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. We have received from the Mississippi Commission a waiver of this legend requirement. The Mississippi Commission has the power to impose additional restrictions on the holders of securities at any time.

        Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. We may not make a public offering of our securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to our public securities offerings, subject to certain conditions, including the ability of the Mississippi Commission to issue a stop order with respect to any such offering if the staff determines it would be necessary to do so.

        Under the regulations of the Mississippi Commission, none of our Mississippi Gaming Subsidiaries may guarantee a security issued by us or an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by us or the affiliated company, without the prior approval of the Mississippi Commission. The pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective, without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by our Mississippi Gaming Subsidiaries and their holding companies and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with securities offerings, subject to certain restrictions.

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

        Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases that treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi's gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

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

        If the Mississippi Commission were to determine that we or a Mississippi Gaming Subsidiary had violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke our approvals and the license of the Mississippi Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, we, the Mississippi Gaming Subsidiary and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect us, our business and financial condition, and our results of operations.

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

        The foregoing license fees we pay are allowed to be used as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which our casino operations are located, equals approximately 4 percent of the gaming receipts.

        The Mississippi Commission's regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least 25 percent of the casino cost. The Mississippi Commission adopted amendments to the regulation that increase the infrastructure development requirement from 25 percent to 100 percent for new casinos (or upon acquisition of a closed casino), but grandfather existing licensees. We believe that our Mississippi Gaming Subsidiaries are in compliance with the previously existing infrastructure requirement and are not subject to the increased infrastructure requirement.

        Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by our Mississippi Gaming subsidiaries. All of our Mississippi Gaming subsidiaries operate in areas designated as special resort areas, which allows our Mississippi Gaming subsidiaries to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon us and our business, financial condition, and results of operations. Certain of our and our Mississippi Gaming Subsidiaries' key officers and managers must be investigated by the Alcohol Beverage Control Division in connection with their liquor permits and changes in key positions must be approved by the Alcohol Beverage Control Division.

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

        On March 24, 1994, the Louisiana Board's predecessor issued a riverboat gaming license to the Belle, a limited liability company in which, as of February 26, 2003, we own 100 percent of the equity. The Belle commenced riverboat gaming operations in New Orleans on July 9, 1995. Additionally, we have settled all litigation regarding this property. See "Item 3 Legal Proceedings," for a description of this litigation.

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

        The Louisiana Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee. Effective as of April 1, 2001, the State of Louisiana taxes riverboat gaming operations at the rate of 21.5 percent of net gaming proceeds. However, our riverboat at Bally's Casino New Orleans is subject to the following taxes on riverboat gaming operations effective as of April 1, 2001:

  •
  for any month in which the Belle receives net gaming proceeds of less than $6 million, the Belle must pay a tax equal to 18.5 percent of net gaming proceeds;

  •
  for any month in which the Belle receives net gaming proceeds of at least $6 million but less than $8 million, the Belle must pay a tax equal to 20.5 percent of net gaming proceeds for that month; and

  •
  for any month in which the Belle receives net gaming proceeds of $8 million or more, the Belle must pay a tax equal to 21.5 percent of net gaming proceeds for that month.

        Additionally, effective as of April 1, 2001, the Belle is authorized to conduct dockside gaming activities, without the requirement to conduct cruises and excursions, provided that the Belle complies with the following restrictions:

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

        On June 22, 2002, the Indiana General Assembly passed significant legislation amending the Indiana Riverboat Act to allow the Indiana Gaming Commission to authorize the riverboats to implement a "flexible scheduling" plan, which essentially permits dockside gaming during all hours that a riverboat is open for operations. A riverboat that implements a "flexible scheduling" plan is no longer required to cruise, is no longer required to conduct time-limited gaming sessions, and is permitted to conduct gaming operations and allow the continuous ingress and egress of patrons onto the riverboat while the riverboat is docked.

        A riverboat licensee that implements "flexible scheduling" must pay a $3.00 admission tax for each person admitted to the riverboat, and must pay a graduated wagering tax on adjusted gross receipts from gaming. In 2002, the graduated wagering tax is calculated on adjusted gross receipts received during the time period from August 1, 2002 through June 30, 2003; thereafter, the wagering tax will be calculated on adjusted gross receipts received during the period beginning July 1 of each year and ending June 30 of the following year. The wagering tax is calculated as follows:

  •
  fifteen percent (15%) of the first twenty-five million dollars ($25 million) of adjusted gross receipts.

  •
  twenty percent (20%) of adjusted gross receipts in excess of $25 million but not exceeding fifty million dollars ($50 million).

  •
  twenty five percent (25%) of adjusted gross receipts in excess of $50 million but not exceeding seventy-five million dollars ($75 million).

  •
  thirty percent (30%) of adjusted gross receipts in excess of $75 million but not exceeding one hundred fifty million dollars ($150 million).

  •
  thirty-five percent (35%) of adjusted gross receipts in excess of one hundred fifty million dollars ($150 million).

The tax imposed is to be paid to the Indiana Department of Revenue before the close of the business day following the day when the wagers are made. A riverboat license may be suspended for failure to pay such tax.

        Caesars Indiana implemented "flexible scheduling" as of August 1, 2002, pursuant to authorization from the Indiana Gaming Commission.

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

Queensland, Australia Gaming Laws

        Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including us, our subsidiary that manages the Conrad Jupiters Gold Coast and the Conrad International Treasury Casino Brisbane and their principal stockholders, directors and officers, must be found suitable and/or licensed. A casino license once issued remains in force until surrendered or canceled. Queensland law defines the grounds for cancellation and, in that event, an administrator may be appointed to assume control of the casino hotel complex. The Queensland authorities have also conducted an investigation of, and have found suitable, us and our subsidiary BI Gaming Corp., which manages the Conrad Jupiters Gold Coast and Conrad International Treasure Casino Brisbane.

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

        Regulations adopted by the Financial Crimes Enforcement Network ("FinCEN") of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. FinCEN has also promulgated regulations pertaining to the reporting of certain transactions deemed to be suspicious. This regulation will enter into force on March 25, 2003 and require our operating subsidiaries to develop and implement compliance and reporting programs. We believe our programs will meet the requirements of the regulation and will be effective to meet the requirements of the regulators.

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

Headquarters

        Our principal executive offices are located at 3930 Howard Hughes Parkway, Las Vegas, Nevada 89109. Our telephone number is (702) 699-5000. Our website is www.parkplace.com.

Employees

        At December 31, 2002, we had approximately 54,000 employees, of which approximately 20,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the gaming industry generally. Although strikes of short duration have from time to time occurred at certain of our facilities, we believe our employee relations are satisfactory.

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

  •
  As described under "Competition," the Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotel and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. The growth in the number of guest rooms and casino capacity in Las Vegas, which increased sharply in recent years, and Atlantic City, which is currently undergoing the addition of a new hotel casino may negatively affect our operating results. Additionally, the establishment of new large-scale gaming operations on Native American lands in the states of New York and California could adversely affect the operations of the Company's properties in Atlantic City and Nevada.

  •
  As discussed under "Regulation and Licensing," the Company's gaming operations are highly regulated by governmental authorities. We will also become subject to regulation in any other jurisdiction where the Company conducts gaming in the future.

  •
  Our properties face a variety of risks which may result in loss. Specifically, several of our properties are located in coastal areas and are subject to wind and flood damage from storms. In addition, all of our properties could be considered at risk for terrorist or other hostile acts. Conditions in the insurance marketplace have made it more difficult to purchase insurance on economically reasonable terms. As a result, we are now subject to significantly higher self-insured retentions on virtually all of our insurance coverages, and we do not carry insurance against terrorist acts. For all these reasons, we are at a greater risk of loss than we have been in the past.

  •
  Changes in applicable laws or regulations could have a significant effect on our operations. Our ability to comply with gaming regulatory requirements, as well as possible changes in governmental and public acceptance of gaming could materially adversely affect our business.

  •
  The Company's properties are large consumers of electricity and other energy. Accordingly, recent increases in energy costs may continue to have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may adversely impact the number of customers who visit our properties and adversely impact our revenues.

  •
  Any future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. Changes may be made in the scope of a project's budgets and schedules for competitive, aesthetic or other reasons and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any circumstances could give rise to delays in the completion of any project we undertake and/or cost overruns.

  •
  Certain of our properties are located in countries outside the United States where political and economic instability exposes us to additional risk. Such risks range from currency fluctuation risk, which could increase the volatility of our results from such operations, to outright expropriation. In addition, the system of laws in these jurisdictions may be different from the laws that exist in the United States. As a result we may be subject to outcomes in legal disputes that are different from what might be expected in the United States.

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws affecting the gaming industry. Most recently, the governors of New Jersey and Nevada have recently proposed increases in gaming and other taxes. If enacted, such taxes will impact our cash flows and could impact our ability to meet debt service requirements and, depending on the level of taxation, would materially adversely affect our business.

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

Item 3. LEGAL PROCEEDINGS

        The Company and its subsidiaries are involved in various legal proceedings relating to its businesses. We believe that all the actions brought against us or our subsidiaries are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters is not likely to have a material adverse effect upon our results of operations or financial position.

Belle of Orleans

        The Company's wholly-owned subsidiary, Bally's Louisiana, Inc., owns 49.9% of the Belle of Orleans, L.L.C. The Belle owns and holds the riverboat gaming license to operate the Bally's Casino in New Orleans. Metro Riverboat Associates, Inc. owns the remaining 50.1% of the Belle. Management of the Belle is governed by an Operating Agreement between Metro and Bally's Louisiana, Inc., and management of the casino is governed by a Management Agreement between the Belle and Bally's Louisiana, Inc. Since 1996, Metro has filed numerous lawsuits against Bally's Louisiana, Inc., its affiliates, and others. Cases are pending in the United States District Court for the Eastern District of Louisiana, the Louisiana Supreme Court, the Louisiana Fourth Circuit Court of Appeal, the Civil District Court for the Parish of Orleans, and the Nineteenth Judicial District Court for the Parish of East Baton Rouge, and administrative proceedings are pending before the Louisiana Gaming Control Board. Metro's claims involve assignments of the Management Agreement, ultimately to Bally's Louisiana, Inc., as well as the effects of Hilton's merger with Bally Entertainment Corporation in 1996 and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998. Metro asserts that Bally's Louisiana, Inc. is not entitled to manage the casino. Metro seeks injunctive relief and unspecified damages. The litigation also includes two civil R.I.C.O. lawsuits against certain of the Company's officers and directors. Metro and its principal, Norbert Simmons, allege civil racketeering and conspiracy activities among the named defendants and members of the Louisiana State Judiciary, the Louisiana Gaming Control Board, the Louisiana State Police, and an assistant Louisiana Attorney General. In December, 2002, the parties agreed to settle all of the litigation. The settlement provides for Metro to sell its 50.1% interest in the Belle to Bally's Louisiana, Inc. and to dismiss all of the litigation with prejudice. The settlement also resulted in a complete termination of all agreements and relationships between Metro and Norbert Simmons on one side and the Company, Bally's Louisiana, Inc., and their affiliates on the other side. This included the termination of the Operating Agreement between Metro and Bally's Louisiana, Inc., termination of a Consulting Agreement between the Belle and Simmons, and an amendment to the Management Agreement to delete all references to Metro and Simmons. The settlement and transfer were approved on February 5, 2003 by the Louisiana Gaming Control Board. The settlement and transfer were completed in February 2003. See Note 14 of the Consolidated Financial Statements.

Slot Machine Litigation

        In April 1994, William H. Poulos brought a purported class action in the United States District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc., et al. against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. In May 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida captioned William Ahern, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including Park Place. In September 1995, a third action was filed against 45 defendants, including Park Place, in the United States District Court for the District of Nevada captioned Larry Schreier, et al. v. Caesars World, Inc,. et al. The court consolidated the three actions in the United States District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on the false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influence and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation and seek unspecific compensatory damages. In July 2002, the United States District Court denied the plaintiff's motion to certify the case as a class action. The plaintiff has petitioned for permission to appeal the District Court's ruling.

Las Vegas Hilton Sale Litigation

        In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to Las Vegas Convention Hotel, LLC, which failed to complete the transaction on the date set for closing. The Company filed a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract. The Company also filed a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants filed actions against Park Place and Hilton Hotels Corporation in the Eighth Judicial District Court, which actions were consolidated with Park Place's action in that Court, alleging breach of contract and tortious interference with contract, and seeking non-specific general, special, and punitive damages, specific performance to compel the sale of the property to plaintiffs at a purchase price less than that required under the original contract, and injunctive relief to prevent the Company from selling the property to any other person. In February 2003, the parties agreed to settle all of the litigation. As a result of the settlement agreement, the Company agreed to return the deposits and recorded a $3.8 million charge in the fourth quarter of 2002. See Note 14 of the Consolidated Financial Statements.

Flixcorp Litigation

        Bally Data Systems, Inc. and Bally Entertainment, Inc. are defendants in an action entitled Flixcorp of America, Ltd. vs. Bally Data Systems, et al. filed in the Circuit Court of Cook County, Illinois in 1987. The litigation involves a breach of contract claim arising out of a purported agreement to develop and manufacture videotape dispensing machines. In July 2002, the parties agreed, subject to certain conditions, to settle the litigation in its entirety. Pursuant to the parties' agreement, Bally Data Systems, Inc. will make a payment of $300,000 to the plaintiff. As this agreement represents a settlement of disputed claims, there was no admission of liability and any such liability was, and is, expressly denied.

Mohawk Litigation

        In April 2000, we entered into an agreement with the Saint Regis Mohawk Tribe pursuant to which we obtained the exclusive rights to develop a Class II or Class III casino project in the State of New York with the Tribe. There are various parties alleging that the grant of rights to the Company infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

        On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "Tribal Court" in Hogansburg, New York against the Company and certain of its executives. The proceeding sought to nullify the Company's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. On March 20, 2001, the "Tribal Court" purported to render a default judgment against the Company and one of its executives in the amount of $1.787 billion, which judgment the Company refuses to recognize as valid. On June 2, 2000, the Company and certain of its executives filed an action captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribal members from proceeding in the "Tribal Court" with an action that we believe has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the action on the grounds that the Court lacked jurisdiction. In October 2000, the Company appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2002, the Second Circuit remanded the matter to the District Court for further development of the record. In April 2002, the District Court requested the United States Department of the Interior, Bureau of Indian Affairs ("BIA") to provide its current position with regard to the legitimacy of the Tribe's form of government and "Tribal Court". Following receipt of letters issued by the BIA, dated June 5, 2002, June 26, 2002 and July 12, 2002, this Court entered an Order on July 29, 2002, affirming that the BIA recognizes only the Three Chief system of government for the Saint Regis Mohawk Tribe (the "Tribal Council"), that the Tribal Council has, by Resolution having the force of law of the Tribe, invalidated the Tribal court system and that the Mohawk people have, by popular vote, determined that the purported "Tribal Court" is without authority to adjudicate matters of Tribal law. The parties are awaiting the Court's determination of whether the Court has subject matter jurisdiction, and, if so, whether the Court will refer the matter back to the appeals court, determine the Company's pending motion for a preliminary and permanent injunction, or take other action. The Company is pursuing all necessary actions to enjoin any efforts to enforce the purported judgment.

        On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortuous interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plaintiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants.

        On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, "Catskill Development") filed an action captioned Catskill Development L.L.C., et al. v. Park Place Entertainment Corporation, et al., against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as an Indian gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages. On May 14, 2001, the Court granted the Company's motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling, and the District Court reinstated one of the dismissed claims, with Catskill Development's claims for tortuous interference with contract and prospective business relationship remaining after such decision. On or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court's decision reinstating plaintiffs' tortuous interference with contract claim on the basis of intervening case law from a Federal Appeals Court. On August 22, 2002, the Court granted the Company's motion for summary judgment dismissing plaintiffs' remaining two claims for tortuous interference with contractual relations and tortuous interference with prospective business relations. Previously, on May 14, 2001, the Court dismissed plaintiffs other two claims. On August 26, 2002, the

Court granted judgment to the Company dismissing plaintiffs' complaint in its entirety. Plaintiffs have appealed the dismissal of the complaint and various other rulings of the Court.

        On March 29, 2001, the Company and its then general counsel, Clive Cummis sued thirty individual Tribal members in the Supreme Court of the State of New York in the case of Park Place Entertainment Corp., et al. vs. Marlene Arquette, et al., alleging malicious defamation and prima facie tort in connection with the individuals' purported "Tribal Court" proceedings and media publication of their purported "default judgment" against the Company, all of which the Company believes has been injurious to the good name and reputation of the plaintiffs and seeks compensatory damages in an amount to be proved at trial (plus interest, costs and disbursements including reasonable attorney fees), as well as unspecified punitive damages. Defendants asserted a counterclaim alleging the action was commenced in violation of New York's Civil Rights Law. Defendant Michael Rhodes-Devey moved to change venue to Franklin County, New York and to dismiss the complaint. By order dated November 14, 2001, the Court granted the change of venue motion and denied without prejudice the motion to dismiss. Plaintiffs moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, defendants cross-moved to dismiss the complaint. By Decision and Order dated September 9, 2002, the Court denied defendants' motion to dismiss the complaint and plaintiffs' cross-motion to dismiss the counterclaim.

        On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion "Tribal Court" default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported "Tribal Court" in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior, Bureau of Indian Affairs ("BIA"). The parties have made cross-motions for summary judgment.

        On October 15, 2001, Scutti Enterprises, LLC ("Scutti") filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti's efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe's reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court's dismissal of plaintiff's claims for tortuous interference with contractual relations. On November 26, 2002, the Court denied plaintiff's motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court's dismissal of the action, affirming the dismissal of Scutti's claim for tortuous interference with contractual relations, and vacating the dismissal of Scutti's claim for tortuous interference with prospective business relations and remanding the case to the District Court regarding only that claim.

        On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as "games of chance," approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs' claims to invalidate the Legislature's authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. The court has set a briefing schedule for cross-motions for summary judgment.

        We have incurred substantial costs in pursuit of the Mohawk development and have capitalized most of those costs as we believe that we have a valid contractual development right. Should it be finally determined that we are unable to proceed with the Mohawk development, we would be required to expense all amounts previously capitalized to the project. At December 31, 2002, the total amount of costs capitalized to the Mohawk project was $21 million. Under the terms of our development agreement with the Tribe, we have the right to be reimbursed by the Tribe for some portion of those costs.

Other

        For certain of our legal proceedings arising out of the ordinary course of our business, verdicts have been returned against us. We believe that we have a valid basis to appeal the verdicts and do not believe that the ultimate financial impact of these matters is currently both probable and estimable, and accordingly, no accruals for these matters have been recorded in the financial statements as of December 31, 2002. We may at any time consider it advantageous to negotiate a settlement of any of these matters, and we will record any financial impact of such settlements when the amount is probable and estimable.

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

	2002		2001
	High	Low	High	Low
First quarter	$10.98	$8.70	$12.13	$9.29
Second quarter	12.93	9.50	12.93	9.55
Third quarter	10.53	7.38	12.24	6.00
Fourth quarter	8.79	6.06	9.50	6.90

        As of March 14, 2003 there were approximately 10,392 holders of record of our common stock.

Dividends

        We have not paid cash dividends for the fiscal years ended December 31, 2002 and 2001. We do not currently anticipate paying cash dividends.

Equity Compensation Plan Information

        The following table reflects information about our equity compensation plans as of December 31, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	28,005,506	$9.34	8,370,677
Equity compensation plans not approved by security holders(2)	574,598	$0.00	1,925,402

Total	28,580,104	$9.15	10,296,079

(1)
Represents stock options pursuant to the 1998 Stock Incentive Plan.

(2)
Represents supplemental retention rights ("Rights"). The Rights vest over 4 years and are payable in shares of Park Place's common stock, on a one-for-one basis, upon the grantee's retirement or the grantee may make a one-time election upon the grantee attaining retirement eligibility (age 65 or age plus years of service equal to 55) to have an "in service" distribution while still employed by Park Place of up to 50% of the vested Rights.

Item 6. SELECTED FINANCIAL DATA

        We have derived the following historical information from our audited financial statements for 1998 through 2002. The information is only a summary and should be read in conjunction with Management's Discussion and Analysis in Item 7 and the historical financial statements and related notes in Item 8.

	Fiscal Years Ended or as of December 31,
	2002	2001	2000	1999	1998
	(dollars in millions, except per share amounts)
Results of Operations(1):
Total revenue(2)	$4,652	$4,581	$4,596	$3,001	$2,179
Total operating income	570	407	696	399	302
Income (loss) before cumulative effect of accounting change(3)	155	(24)	143	138	109
Income (loss) before cumulative effect of accounting change per share
Basic	$0.51	$(0.08)	$0.48	$0.46	$0.42
Diluted	$0.51	$(0.08)	$0.46	$0.45	$0.42
Other Operating Data:
Net cash provided by (used in)
Operating activities	$706	$638	$763	$521	$318
Investing activities	(275)	(538)	(435)	(3,610)	(584)
Financing activities	(408)	(93)	(353)	3,053	449
Balance Sheet:
Cash and equivalents	$351	$328	$321	$346	$382
Total assets	9,674	10,808	10,995	11,151	7,174
Total debt	4,910	5,308	5,398	5,624	2,472
Total stockholders' equity	2,957	3,767	3,784	3,740	3,608

(1)
Operating results are significantly affected by the acquisition of the Grand Casino Mississippi properties (immediately following the spin-off of Park Place from Hilton) in December 1998 and the acquisition of Caesars World, Inc. in December 1999.

(2)
During 2002, the Company reclassified equity in earnings of unconsolidated affiliates from other revenues to a separate component within operating income. Prior years have been reclassified to conform to the new presentation. This reclassification had no impact on previously reported operating income or net income (loss).

(3)
Excludes charges for the cumulative effect of an accounting change of $979 million related to goodwill in 2002 and $2 million related to pre-opening expense in 1999. In accordance with the adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Our results of operations include the following properties whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace Paris Las Vegas Bally's Las Vegas Flamingo Las Vegas Las Vegas Hilton Caesars Tahoe Reno Hilton Flamingo Laughlin	Bally's Atlantic City(1) Caesars Atlantic City Atlantic City Hilton Dover Downs(2)	Grand Casino Biloxi Grand Casino Gulfport Grand Casino Tunica Sheraton Casino Hotel Bally's Casino Tunica Caesars Indiana Bally's Casino New Orleans	Casino Nova Scotia-Halifax Casino Nova Scotia-Sydney Conrad Punta del Este(3) Casino Windsor(4) Caesars Gauteng(3) Conrad Jupiters(2) Conrad Treasury(2) Caesars Palace at Sea

(1)
In December 2002, the New Jersey Casino Control Commission approved the merger of the Claridge Casino and Bally's Atlantic City.

(2)
These are properties from which our sole source of income is management fees.

(3)
These are properties which we manage and in which we have a 50 percent or less ownership interest. They are accounted for using the equity method. We exercise significant influence over these properties due to our ownership percentages, board representation and management agreements.

(4)
This is a property in which we own 50 percent of a company that manages the hotel/casino complex and our investment in that management company is accounted for under the equity method.

        The following discussion presents an analysis of our results of operations for the years ended December 31, 2002, 2001 and 2000.

Comparison of December 31, 2002 with December 31, 2001

        A summary of our consolidated net revenue and earnings for the years ended December 31, 2002 and 2001 is as follows (dollars in millions, except per share amounts):

	2002	2001
Net revenue	$4,652	$4,581
Operating income	570	407
Income (loss) before cumulative effect of accounting change	155	(24)
Cumulative effect of accounting change—goodwill	(979)	—
Net loss	(824)	(24)
Basic and diluted earnings (loss) per share before cumulative effect of accounting change	0.51	(0.08)
Basic loss per share	(2.74)	(0.08)
Diluted loss per share	(2.71)	(0.08)
Other operating data:
Cash provided by operating activities	$706	$638
Cash used in investing activities	(275)	(538)
Cash used in financing activities	(408)	(93)

        We are in the business of operating casino/hotels. Our primary sources of revenue consist of casino operations, room rental, and food and beverage sales.

        Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. "Table game volume," "table game drop" (terms which are used interchangeably), and "slot handle" are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. "Table game hold" and "slot hold" represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

        We recorded income before a cumulative effect of accounting change of $155 million and diluted earnings per share of $0.51 for the year ended December 31, 2002 compared with a net loss of $24 million and diluted loss per share of $0.08 for the year ended December 31, 2001. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002 (See Note 3 to the Consolidated Financial Statements for additional information). Including the cumulative effect of accounting change, we reported a net loss of $824 million or a diluted loss per share of $2.71 for the year ended December 31, 2002. The current year also includes a $7.5 million charge related to the voluntary cancellation of an energy contract with Enron Corporation; $2.5 million in damage costs caused by tropical storms to our Gulf Coast properties; $9 million in costs related to settling employment agreements with our former chief executive officer, who resigned in November 2002; a $43 million charge for the buyout of our partner, Metro Riverboat Associates, settlement of all outstanding litigation involving the partnership and the revaluation of the Bally's Casino New Orleans; and $4 million related to the settlement of litigation related to the failed agreement to sell the Las Vegas Hilton in 2000. Additionally, we recorded a gain of $44 million related to the sale of our equity interest in Jupiters Limited. The prior year results were negatively impacted by write-downs totaling $175 million associated with the Las Vegas Hilton asset impairment, the loss on sale of the Flamingo Reno, and the write-down of our investment in the Aladdin Gaming Holdings, LLC senior discount notes. In addition, prior year revenues declined significantly from year 2000 levels due to the impact on travel and leisure spending resulting from the events of September 11, 2001.

        Our adoption of SFAS No. 142, on January 1, 2002, requires that we no longer amortize goodwill. Results for the year ended December 31, 2001 include $50 million of goodwill amortization. For comparative purposes, the net income for the year ended December 31, 2001 would have been $26 million, or diluted earnings per share of $0.09, excluding this goodwill amortization.

Casino

        Consolidated casino revenues increased $66 million to $3.337 billion for the year ended December 31, 2002, compared to $3.271 billion for the year ended December 31, 2001. The Mid-South

Region contributed $47 million of this increase primarily due to increased revenues at Caesars Indiana. The revenue increase at Caesars Indiana is due to increased volume in tables and slots related to the initiation of dockside gaming on August 1, 2002, and the benefit of the 500-room luxury hotel which opened in August 2001. The Eastern Region had a $90 million increase in casino revenues over the prior year due to increased slot and table win at Bally's Atlantic City and Caesars Atlantic City. The Eastern Region results were also favorably impacted by having a full year of operations of the Claridge Casino which we acquired in June 2001. Those increases were offset by a $69 million decrease in casino revenue in the Western Region. This decline principally relates to reduced table and slot volumes at Caesars Palace, which continues to be negatively impacted by construction disruptions. The elimination of the revenues from the Flamingo Reno, which was sold in the fourth quarter of 2001, represented $22 million of the reduction of casino revenues for the Western Region in 2002.

        Our consolidated casino operating margin increased to 47.7 percent for the year ended December 31, 2002 compared to 46.1 percent for the year ended December 31, 2001. The increase in casino margin was primarily attributable to our cost reduction program as well as the negative affects of September 11, 2001 on the prior year results.

Rooms

	Average Daily Rate		Occupancy Percentage
	Year ended December 31,		Year ended December 31,
	2002	2001	2002	2001
Western Region	$90	$90	89%	89%
Eastern Region	$88	$91	97%	97%
Mid-South Region	$59	$57	89%	90%
International Region	$78	$82	68%	68%

        Consolidated room revenues decreased $3 million to $551 million for the year ended December 31, 2002 compared to $554 million recorded for the year ended December 31, 2001. The decrease is mainly attributable to the Western Region where room revenue decreased due to lower occupancy and average daily rate at the Las Vegas Hilton and the disposition of the Flamingo Reno in the fourth quarter of 2001. Those decreases in the Western Region were partially offset by the increased room revenue at Paris Las Vegas and Bally's Las Vegas. The Mid-South Region offset the decreases in the Western Region with additional room revenues from Caesars Indiana which opened its hotel in August 2001.

        Our consolidated room operating margin for the year ended December 31, 2002 was 66.4 percent compared to 66.6 percent for the year ended December 31, 2001.

Food and Beverage

        Consolidated food and beverage revenues increased $13 million to $465 million for the year ended December 31, 2002. The increase is attributable to a $6 million increase in the Western Region, a $3 million increase in the Eastern Region, and a $4 million increase in the Mid-South Region. The Western Region experienced increased revenue compared to the prior year which included the negative effects of the events of September 11, 2001. The Eastern Region increase is primarily attributable to the inclusion of a full year of Claridge Casino operations. In the Mid-South region, Caesars Indiana increased its food and beverage revenues by $3 million, a 32.2 percent over the prior year due to increased guest volumes and convention sales as a result of dockside gaming and the opening of its hotel.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

        Consolidated other revenues decreased slightly to $299 million for the year ended December 31, 2002 as compared to $304 million for the year ended December 31, 2001. The decrease is principally due to decreased revenues at Caesars Palace, the disposition of the Flamingo Reno in the fourth quarter of 2001, and reduced management fee income at the Conrad Punta del Este Resort and Casino in Uruguay. Those decreases were offset by an increase in entertainment revenues at Paris Las Vegas and Bally's Las Vegas.

        Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $17 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase for the year ended December 31, 2002 was mainly attributable to a full year of operations of the Claridge Casino, as well as increases in other expenses such as insurance and real estate taxes.

Depreciation and Amortization

        Consolidated depreciation and amortization expense decreased to $470 million for the year ended December 31, 2002 compared to $526 million for comparable period of 2001. This decrease was primarily due to goodwill amortization of $50 million for the year ended December 31, 2001, that we no longer recognize in accordance with SFAS No. 142. Depreciation for the year ended December 31, 2002 also decreased due to the asset write-down of the Las Vegas Hilton in the third quarter of 2001.

Impairment Losses and Other, Net

        In September 2002, we recognized a $7.5 million charge related to the voluntary termination of an energy contract with Enron Corporation. We expect that this charge will be more than offset by future energy cost savings. Also in September 2002, tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties. The losses do not exceed the deductibles under our various insurance policies.

        In November 2002, our then President and Chief Executive Officer resigned. In fulfillment of obligations outlined in this executive's employment contract, which expires December 2005, we recognized a charge of approximately $9 million for salary and bonus commitments and certain other benefits.

        In December 2002, we settled certain litigation regarding the Belle of Orleans, L.L.C. (the "Belle"), which is further described in "Item 3 Legal Proceedings." The settlement provided for a cash payment of $21 million by our subsidiary, Bally's Louisiana, Inc., to purchase the equity of the Belle which it did not own and to dismiss all of the litigation with prejudice. In connection with this transaction, we recorded a $43 million charge for the buyout of our partner, Metro Riverboat Associates, the settlement of all outstanding litigation involving the partnership and the revaluation of the property. On February 5, 2003, the settlement and transfer were approved by the Louisiana Gaming Control Board. The transaction was completed in February 2003.

        In July 2000, we entered into an agreement to sell the Las Vegas Hilton to Las Vegas Convention Hotel, LLC, which transaction was not completed on the date set for closing. Each party filed various complaints against the other due to the failure to close the transaction. In February 2003, the parties agreed to settle in their entirety all matters which were the subject of such litigation. Pursuant to the settlement agreement, we returned all deposits made by Las Vegas Convention Hotel, LLC and recorded a $4 million charge in the fourth quarter of 2002 related to this settlement. See Note 14 to the Consolidated Financial Statements for additional information.

        During the third quarter of 2001, the Company recognized impairment losses on the Las Vegas Hilton and the sale of the Flamingo Reno totaling $143 million. See Note 14 to the Consolidated Financial Statements for additional information.

Corporate Expense

        Corporate expense increased $12 million to $69 million for the year ended December 31, 2002 due primarily to the addition of programs and key personnel in the E-commerce, public relations, human resources and development departments.

Equity in Earnings of Unconsolidated Affiliates

        Beginning with the third quarter of 2002, we reclassified our presentation of equity in earnings from unconsolidated affiliates. We previously reported equity in earnings of unconsolidated affiliates as a component of other revenues. We now report the results of our unconsolidated affiliates as a separate component of operating income on our consolidated statements of operations under a separate caption titled "Equity in Earnings of Unconsolidated Affiliates." This reclassification has no impact on operating income, net income (loss), or earnings (loss) per share as reflected on our consolidated statements of operations and no impact on our consolidated balance sheets or statements of cash flows. Prior periods have been reclassified to conform to the classification adopted in 2002.

        The decrease in equity in earnings of unconsolidated affiliates for the year ended December 31, 2002, primarily relates to the sale of our equity interest in Jupiters Limited in April 2002. For the year ended December 31, 2001, we recognized $20 million in equity in earnings from Jupiters Limited as compared to $8 million in equity in earnings from Jupiters Limited during 2002 up to the date of the sale in April 2002. In addition, Casino Windsor and Conrad Punta del Este Resort and Casino experienced significantly reduced volumes in both table and slot play. Casino Windsor continues to be negatively affected by competition from the casinos in Detroit as well as by a decline in cross-border traffic that began after September 11, 2001. The Punta del Este property has been affected by the economic decline in Argentina and Brazil, from which the property draws most of its customers.

Net Interest Expense

        Consolidated net interest expense decreased $35 million to $350 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease in net interest expense was due primarily to a decline in the rates paid on variable-rate debt which is based on LIBOR and a reduction in average long-term debt outstanding. During 2002, we reduced our total debt balance by $398 million. Capitalized interest for the years ended December 31, 2002 and 2001 was $9 million and $13 million, respectively.

Investment Gain (Loss)

        In April 2002, we sold our 19.9 percent equity interest in Jupiters Limited, received total gross proceeds of approximately $120 million and recorded an investment gain of $44 million. Although we have sold our equity interest in Jupiters Limited, we continue to manage Jupiters' two Queensland casino hotels.

        During the third quarter of 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. See Note 5 to the Consolidated Financial Statements for additional information.

Income Taxes

        The effective income tax rate for the year ended December 31, 2002 was 38.6 percent. Our effective income tax rate was favorably impacted by an effective rate lower than the statutory rate on the gain from the sale of our equity interest in Jupiters Limited and goodwill no longer being amortized in accordance with SFAS No. 142. Despite posting a pretax loss in 2001, we incurred tax expense of $12 million primarily due to non-deductible amortization of goodwill. The effective tax rates were impacted by the net losses experienced during these periods compounded by the non-deductible amortization of goodwill in 2001. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Comparison of December 31, 2001 with December 31, 2000

        A summary of our consolidated net revenue and earnings for the years ended December 31, 2001 and 2000 is as follows (dollars in millions, except per share amounts):

	2001	2000
Net revenue	$4,581	$4,596
Operating income	407	696
Net income (loss)	(24)	143
Basic earnings (loss) per share	(0.08)	0.48
Diluted earnings (loss) per share	(0.08)	0.46
Other operating data:
Net cash provided by operating activities	638	763
Net cash used in investing activities	(538)	(435)
Net cash used in financing activities	(93)	(353)

        For the year ended December 31, 2001, we recorded a net loss of $24 million or a diluted loss per share of $0.08 compared to net income of $143 million or diluted earnings per share of $0.46 for the year ended December 31, 2000. Our 2001 results were negatively impacted by asset write-downs and investment losses totaling $175 million consisting of a $124 million impairment loss on the Las Vegas Hilton, a $19 million impairment loss on sale of the Flamingo Reno, and investment losses totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. In addition, earnings declined significantly, especially in the Las Vegas market, due to the impact on travel and leisure spending resulting from the September 11, 2001 terrorist attacks. Results for 2000 were impacted by net impairment and other losses totaling $45 million consisting of an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million related to fulfilling employment contract obligations with our deceased former president and chief executive officer.

Casino

        Casino revenues increased $29 million to $3.271 billion for the year ended December 31, 2001 when compared to $3.242 billion for the year ended December 31, 2000. The Western Region experienced a decrease in casino revenues offset by an increase in Atlantic City primarily attributable to the addition of the Claridge Casino, which we acquired in June 2001. The terrorist attacks of September 11th negatively impacted an already slowing economy and disrupted air travel, which is the primary source of transportation for our Las Vegas guests. The Mid-South Region also experienced a decrease in casino revenues when compared to 2000. Casino revenue improvements at Caesars Indiana were offset by continued competitive pressures in the Tunica market and unfavorable results in Biloxi.

        Our consolidated casino operating margin was 46.1 percent for the year ended December 31, 2001 compared to 48.9 percent for the year ended December 31, 2000. The decrease in operating margin was primarily attributable to the decreased casino revenues experienced by most properties after the events of September 11.

Rooms

	Average Daily Rate		Occupancy Percentage
	Year ended December 31,		Year ended December 31,
	2001	2000	2001	2000
Western Region	$90	$89	89%	92%
Eastern Region	$91	$94	97%	96%
Mid-South Region	$57	$53	90%	91%
International Region	$82	$89	68%	68%

        Consolidated room revenues decreased $14 million to $554 million for the year ended December 31, 2001 compared to $568 million for the year ended December 31, 2000. The terrorist attacks on September 11th caused significantly lower visitation during the second half of 2001 which resulted in a decrease in room revenues across our regions especially in Las Vegas. The Western Region's year-over-year decline in occupancy in the third and fourth quarters of 2001 overshadowed the steady performance during the first two quarters of 2001. The average room rate in the Eastern Region decreased to $91 in 2001 from $94 in 2000 while occupancy improved to 97 percent from 96 percent. Additionally, the Eastern Region benefited from the acquisition of the Claridge Casino in June 2001, providing an offset to the room revenue decreases throughout the rest of the region. Room revenues for the Mid-South Region decreased slightly for the year ended 2001. Both Grand Biloxi and Grand Tunica experienced decreases in room revenues, offset by the room revenues from the 500 room hotel at Caesars Indiana which opened in August 2001. The average room rate for the Mid-South Region was $57 and occupancy was 90 percent for 2001 compared to an average room rate of $53 and occupancy of 91 percent for 2000. The impact of the September 11th terrorist attacks had a significant effect on our operating results in the Mid-South immediately following the attacks. By the end of the fourth quarter of 2001, operations at our Mid-South properties had returned to near pre-September 11th levels.

        Our consolidated room operating margin for the year ended December 31, 2001 was 66.6 percent compared to 67.3 percent for the year ended December 31, 2000.

Food and Beverage

        Consolidated food and beverage revenues decreased $8 million to $452 million for the year ended December 31, 2001. All regions, with the exception of the Eastern Region, experienced a decrease in food and beverage revenues. Decreases were attributable to the decline in visitation following the terrorist attacks of September 11th. The increase in the Eastern Region was primarily related to the addition of the Claridge Casino, which we acquired in June 2001. Caesars Indiana increased its food and beverage revenues with the addition of a new hotel which resulted in increased visitation.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income, and other miscellaneous income at our casino hotels.

        Consolidated other revenues decreased $22 million to $304 million for the year ended December 31, 2001 compared to $326 million for the year ended December 31, 2000. The decreases experienced are primarily attributable to decreased management fees from Conrad Punta del Este Resort and Casino. Additionally, the Western Region showed a decrease in other revenues, as all Las Vegas properties experienced revenue decreases due to the attacks of September 11th.

Depreciation and Amortization

        Depreciation and amortization increased $30 million to $526 million in 2001. The increase includes the impact from the continual upgrading of our properties as well as new capital projects, including the hotel at Caesars Indiana and the pool villas and high-limit gaming areas at Caesars Palace. In addition, depreciation and amortization for the year 2000 was lower than normal because of the elimination of depreciation on the Las Vegas Hilton for the second half of the year while it was being held for sale. As of the January 1, 2001, depreciation resumed as the sale of the Las Vegas Hilton did not occur, and the property was no longer held for sale.

Impairment Losses and Other, Net

        During 2001, we recognized impairment losses on the Las Vegas Hilton and the sale of the Flamingo Reno totaling $143 million. During 2000, we recognized net impairment and other losses totaling $45 million consisting of an impairment loss of $55 million on the planned sale of the Las Vegas Hilton, a gain of $18 million on the sale of the Flamingo Kansas City Riverboat Casino, a gain of $7 million on the sale of certain trademark rights associated with the Bally name, and costs of $15 million related to fulfilling employment contract obligations with our deceased former president and chief executive officer. See Note 14 of the Notes to the Consolidated Financial Statements for additional information.

Corporate Expense

        Corporate expense increased $8 million to $57 million for the year ended December 31, 2001. The consolidation of corporate functions to the Las Vegas headquarters office and the addition of programs and key personnel were the primary components of the increase.

Equity in Earnings of Unconsolidated Affiliates

        Beginning in 2002, we reclassified our presentation of equity in earnings from unconsolidated affiliates. We previously reported equity in earnings of unconsolidated affiliates as a component of other revenues. We now report the results of our unconsolidated affiliates as a separate component of operating income on our consolidated statements of operations under a separate caption titled "Equity in Earnings of Unconsolidated Affiliates." This reclassification has no impact on operating income, net income (loss), or earnings (loss) per share as reflected on our consolidated statements of operations and no impact on our consolidated balance sheets or statements of cash flows. Prior periods have been reclassified to conform to the classification adopted in 2002.

        The decrease in equity in earnings of unconsolidated affiliates for the year ended December 31, 2001, primarily relates to the fourth quarter 2001 decline in revenues at the International properties resulting from travel reductions and restrictions and lower visitation to Canadian-based casinos due to tighter border controls after the terrorist attacks on September 11th, the political and economic turmoil in Argentina (one of the principal feeder markets for our casino in Uruguay) and the impact of adverse currency translation.

        In April 2002, we sold our 19.9 equity interest in Jupiters Limited and recorded a gain of $44 million. Although we have sold our equity in Jupiter Limited, we will continue to manage Jupiters' two Queensland casino hotels.

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

Income Taxes

        Despite posting a pretax loss in 2001, we incurred tax expense of $12 million primarily due to the non-deductible amortization of goodwill. The effective income tax rate for 2000 was 45.7 percent. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes and exceeds the federal statutory rate due primarily to non-deductible amortization of goodwill.

Financial Condition

Liquidity

        As of December 31, 2002, we had cash and cash equivalents of $351 million which is primarily cash in our casinos used to fund our daily operations. Net cash provided by operating activities was $706 million in 2002 and $638 million in 2001. We had availability under our credit facilities of $1.3 billion at December 31, 2002, subject to continuing compliance with existing covenant restrictions. We expect to finance our operations and capital expenditures through cash flow from operations, existing cash balances, borrowings under our credit facilities, and new issuances of debt securities. Cash flows from operations would be negatively impacted if our casino operations were affected by a downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or other factors. If this were to occur, we would be required to adjust our capital spending plans as described below. We have two principal credit facilities. The first is a 364-day revolving credit facility expiring in August 2003 with total availability to us of $700 million. No amounts were outstanding under the 364-day facility at December 31, 2002. The second facility is a $2.0 billion five-year facility, which matures December 2003, with a $1.4 billion two-year extension upon expiration or voluntary termination of the existing five-year facility. We had $1.4 billion drawn on this facility at December 31, 2002.

Capital Spending and Acquisitions

        Investing cash flow activities include maintenance capital expenditures, new construction, and improvement projects at existing facilities. For the year ended December 31, 2002, net cash used in investing activities included $397 million related to capital expenditures for normal maintenance and expansion projects. Our capital expenditures include maintenance capital expenditures which are those long-lived assets required to maintain our properties in good operating condition. Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, vehicles, and other similar items. Additionally, our capital expenditures include major expansion projects funded during the year, which were primarily the 4,100-seat performing arts

Colosseum at Caesars Palace and The Gateway, a connector bridge linking the Claridge Casino and Bally's Atlantic City, which includes a new retail, dining and convention complex.

        Capital expenditures for 2002, 2001 and 2000 were $397 million, $459 million, and $468 million, respectively.

        At the end of 2002, the backlog of capital expenditure projects that we were then considering was $623 million. Of this amount, approximately $60 million associated with the Saint Regis Mohawk Casino project in Sullivan County, New York will not be spent unless the New York State Court of Appeals rules favorably in the pending case challenging the constitutionality of New York State's casino statute.

        Of the $623 million total, $303 million is designated as maintenance capital and $320 million is new unit capital (including the $60 million set aside for the Mohawk casino project). Nearly $100 million of the maintenance capital backlog is slot-related, including the continued roll out of EZ Pay cashless slot technology. Nearly $75 million is related to room and public space refurbishments. Properties with significant new unit capital backlog include Caesars Palace ($130 million), Caesars Atlantic City ($55 million) and Flamingo Las Vegas ($32 million). We cannot predict with certainty how much of the $623 million in backlog we will ultimately authorize for activation and expenditure. As indicated above, total capital spending over the last three years has ranged from $397 million to $468 million.

        Investing cash flow activities for 2002 include the gain on sale of our 19.9 percent equity interest in Jupiters Limited. Investing cash flow activities for 2001 include the acquisition of the Claridge Casino in June 2001. This property is adjacent to Bally's Atlantic City and provides additional hotel rooms and parking for our Boardwalk complex guests.

Other Projects

        In February 2003, we announced that we were considering the addition of an additional room tower and conference space at Caesars Palace in Las Vegas and the addition of a room tower at Caesars Atlantic City. Preliminary cost estimates at that time were $350 million for the Caesars Palace additions and $200 million for the Caesars Atlantic City additions. The amounts for these new projects are not included in the $623 million backlog discussed above. In February 2003, management also announced that further planning and expenditures on the Caesars Atlantic City additions, including a planned 3,000 space parking facility, have been suspended in view of a proposed increase of the New Jersey State gross gaming revenue tax and the proposal to permit nearly 10,000 video slot machines at the State's racetracks. A final commitment to undertake either or both of these projects is subject to approval by the Board of Directors.

        During the second quarter of 2002, we announced a project to redevelop the Ocean One Mall in Atlantic City and connect it to Caesars Atlantic City. The Gordon Group will develop and finance the project which is expected to be completed in late 2004. At Caesars Palace, we announced the expansion of the Forum Shops to be developed and financed by the Simon Property Group. The expansion is scheduled to open by Fall of 2004 which will add 175,000 square feet to the 500,000 square foot mall.

        At the Flamingo Las Vegas, we announced plans to that we are teaming up with Jimmy Buffet to open Margaritaville Café and entertainment complex. The multi-level restaurant, bar and live music stage is scheduled to open in the Fall of 2003.

        Saint Regis Mohawk Tribe

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. We paid $3 million for exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties also entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher's Country Club in Monticello, New York in return for a management fee equal to 30 percent of ebitda, as defined in the agreement. The management agreement is subject to the approval of the National Indian Gaming Commission.

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

        In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskill Region—and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature. The constitutionality of this legislation has been challenged. (For a discussion of such litigation, see Mohawk Litigation in Item 3. Legal Proceedings.)

        Other

        From time to time we become aware of potential acquisition or development opportunities and we may at any time be negotiating to engage in transactions or developments both domestically and internationally. Additionally, we regularly evaluate all of our assets within our portfolio and have and will continue to consider disposition of assets that, in our opinion, do not represent the best use of our capital.

        We believe that our cash flow from operations, together with cash on hand and availability under our various credit facilities, will be adequate to fund the capital expenditures that we are reasonably likely to make over the foreseeable future. To the extent that our cash flow from operations is less than we anticipate or that our various credit instruments are not extended or renewed in adequate amounts, we may be required to reduce or suspend our capital investment activities.

Borrowings

        At December 31, 2002, we had approximately $4.9 billion in long-term indebtedness outstanding. Of this amount, approximately $3.5 billion is borrowed under nine separate bond issues maturing at various dates from August 2003 to May 2011. The remaining $1.4 billion is drawn under our Credit Facilities.

        We have two principal credit facilities, collectively known as the "Credit Facilities." The first is a 364-day revolving credit facility expiring in August 2003 with total availability to us of $700 million. The second facility is a $2.0 billion five-year facility, which matures December 2003, with a $1.4 billion two-year extension upon expiration or voluntary termination of the existing five-year facility.

        The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 5.00 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of December 31, 2002. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of our other debt issues. The maximum leverage ratio covenant adjusts to 4.75 to 1.00 for each of the quarterly testing periods ending March 31, 2003 and June 30, 2003, and 4.50 to 1.00, thereafter. The minimum interest coverage ratio will remain 2.75 to 1.00 for subsequent quarterly testing periods. As of December 31, 2002, the Company was in compliance with the applicable covenants.

        Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities), or as competitive bid loans. We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future. We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating; this margin is adjusted quarterly. At December 31, 2002, our effective all-in borrowing cost of LIBOR advances under the five-year credit facility was LIBOR plus 127.5 basis points. The maximum all in borrowing cost for LIBOR loans is 1.75% under the 364-day facility and the five-year facility plus or minus pre-determined discounts based on our leverage ratios. The weighted average interest rate on outstanding borrowings under the Credit Facilities was 2.52% at December 31, 2002 and 3.14% at December 31, 2001.

        As of December 31, 2002, our senior unsecured debt was rated Bal by Moody's and BBB- by Standard & Poor's. The margin above LIBOR is based on the higher of these two ratings. If our debt were downgraded one level by Standard & Poor's to BB+, the annual interest on our Credit Facilities would increase by approximately $4.2 million per year based on outstanding borrowings of $1.4 billion at December 31, 2002.

        We have established a commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our Credit Facilities. We have borrowed under the program for varying periods during 2001. At December 31, 2002 and 2001, no amounts were outstanding under the commercial paper program.

        In a program designed for short-term borrowings at lower interest rates than what are paid under our Credit Facilities, we have entered into an uncommitted line of credit agreement with a lender whereby we can borrow up to $50 million for periods of ninety days or less. At December 31, 2002, we had no borrowings outstanding under this agreement. Borrowings bear interest at current market rates. Interest rates on amounts borrowed under these agreements during the year 2002 ranged from 2.35 percent to 3.10 percent.

        In March 2002, we issued $375 million of 7.875% senior subordinated notes due 2010 through a private placement offering to institutional investors. These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the "Make Whole" premiums described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior subordinated indebtedness and are junior to all of our senior indebtedness. Proceeds from this offering were used to reduce borrowings under the Credit Facilities.

        Our indebtedness contains certain customary affirmative and negative covenants and also contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency and cross defaults to other material indebtedness. At December 31, 2002, we were in compliance with all debt covenants.

        In January 1999, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration will be determined by market conditions at the time of issuance. In November 1999, $400 million of 8.5% senior notes were issued and in September 2000, $400 million of 8.875% senior subordinated notes were issued under this shelf registration statement. Availability under the shelf registration statement at December 31, 2002 was approximately $200 million.

        We have structured our long-term debt to mature at various amounts and intervals throughout the next nine years. We issue debt as needed to maintain a flexible capital structure, subject to the availability of appropriate rates and terms. The actual maturities by year for our long-term debt and contractual obligations for our long-term leases as of December 31, 2002 are shown in the table below (amounts in millions):

	Payments Due By Year
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$325	$325	$1,812	$398	$500	$1,550	$4,910
Operating leases	20	16	15	11	10	187	259

Total	$345	$341	$1,827	$409	$510	$1,737	$5,169

Share Repurchases

        Our Board of Directors has approved the repurchase of up to 40 million shares under a common stock repurchase program. Cumulatively, through December 31, 2002, we had repurchased a total of 23.1 million shares of our common stock at an average price of $11.31 resulting in 16.9 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position. We currently expect that excess free cash flow will be used primarily to reinvest in our properties and reduce debt outstanding.

Competition

        There is intense competition in the gaming industry. The construction of new properties or the enhancement or expansion of existing properties in any market in which we operate could have a negative impact on our business in that market.

        A new 2,000-room hotel casino is currently under construction in Atlantic City, New Jersey with an announced completion date of Summer 2003. This project represents a significant increase in capacity in that market. Other competitors in Atlantic City have recently completed expansions of their hotels and others have announced expansion projects. The State of New Jersey is considering approving video lottery terminals ("VLTs") at the racetracks in the state and increasing certain taxes that may impact the gaming industry, including a proposed increase in the gross gaming tax from 8% to 10%. If VLTs are approved, it would adversely affect our operations and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect our results of operations. For a further discussion see "Other Projects" under the Financial Condition section.

        Several of our competitors in Las Vegas, Nevada are currently expanding their operations with additional hotel towers, which, if completed, will add a significant number of new hotel rooms to the Las Vegas market. In addition, another competitor is constructing a new 2,700-room hotel casino expected to be completed in April 2005.

        Our businesses may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Las Vegas and Atlantic City and/or (ii) by other projects not yet announced in any of the other markets. In addition, our operations in Laughlin, Nevada and Northern Nevada have been adversely impacted and will continue to be adversely impacted by Native American gaming in California and Arizona.

        The business at our hotel casinos will also be adversely affected if gaming were to be newly legalized or expanded under the laws of any state or locale located near our existing properties. Particularly, the legalization of gaming operations in locations near Las Vegas, Atlantic City or Mississippi will negatively affect our properties located there. We understand that several states surrounding our existing operations, including Pennsylvania, Maryland, Delaware and Kentucky, are considering the legalization of some form of casino and/or slot gaming or the expansion of existing gaming activities. The legalization of any form of casino gaming in these or other states could adversely affect our operating results.

        We also compete with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the State of New York-three in Western New York and three in the Catskill Region-and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. This could adversely affect visitation of our Atlantic City properties from New York. In California, there has been a proliferation of casino-style gaming on tribal lands, and there is consideration by the governor of California of an initiative to significantly increase the scope of such operations in exchange for tax revenue. The presence of Native American casinos in California has had a negative impact on the results of our Nevada casinos, and an increase in the capacity of those casinos in California can be expected to further impact our Nevada operations.

        Several states are considering or have announced plans to allow video lottery terminals or slot machines at racetracks in consideration of tax revenue from those operations. To the extent that these operations are conducted in states which we have properties, or in neighboring states, we could be adversely affected.

Uncertainties Due to Military Conflict

        On March 19, 2003, the United States and coalition forces commenced a war with Iraq. Due to travel advisories, the increased threat of terrorism both domestically and internationally, and concern of the war's affect on the domestic and international economies, the travel and tourism industries may be affected. The outcome and duration of this war are uncertain and could have a negative impact on our future operating results.

Baluma Holdings, S.A.

        Over the past several years, we have provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este Resort & Casino (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002; the principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all of the assets comprising the Resort and on the stock of Baluma. We and Holdings are currently negotiating a restructuring of the Baluma Loans. In the event that we are unable to negotiate a restructuring acceptable to all affected parties, we may consider exercising our rights as secured creditor. We have not recorded any impairment losses against our investments in Baluma and Holdings. Only after a restructuring is completed will we be able to compare the value of our reorganized investments to their historical cost. Although we enjoy a very senior position as creditor, it is nevertheless possible that we will have to recognize an impairment loss upon reorganization. We intend to continue to operate the Resort pursuant to a management agreement. As described elsewhere in this report, the Resort is currently suffering the adverse effects of the economic turmoil in Argentina, Brazil and Uruguay.

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

        The gaming industry provides a significant source of tax revenue for the states, counties, and municipalities in which we operate. Occasionally, proposals are made by federal and state legislators to amend tax laws affecting the gaming industry. Changes in such laws, if any, would have a material effect on our results of operations.

        The general economic downturn has increased the need for state and local governments to fund budget deficits in many of the states where we have operations. In partial response, several state legislatures, including Nevada and New Jersey, are currently considering proposals to increase existing taxes and/or enact new taxes on businesses operating within the state, or in some cases by specifically targeting additional tax measures at hotel casinos. These taxes may be significant and could adversely affect our results of operations. For example, we have estimated that if a new tax measure proposed by the Governor of New Jersey on February 4, 2003 were adopted in its originally proposed form, our current New Jersey tax burden of more than $200 million would increase by approximately $45 million a year, an increase of nearly 25 percent. We cannot predict whether this proposal or other tax proposals will be enacted, and if so, what final form such new legislation will take, nor can we predict whether other states will ultimately enact similar proposals.

Significant Accounting Policies

        A summary of our significant accounting policies can be found in Note 2 of the Notes to the Consolidated Financial Statements. Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as investments, buildings, equipment and goodwill; the adequacy of our allowance for uncollectible receivables; and the amount of litigation and self-insurance reserves. These estimated amounts are based on our best judgments using both historical information and known trends in our company and in our industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results could differ from the initial estimates, and the differences could be material. The policies and estimates discussed below are considered to be the most significant.

Long-Lived Assets

        Property and equipment are stated at cost less accumulated depreciation. Judgments are made in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects the depreciation expense recognized in our results of operations. We assign lives to our assets based on our standard policy, which we believe represents the useful life of each category of asset. We also maintain equity method investments in entities that own and operate casino hotel properties and entities that perform other activities related or incidental to the operation of casino hotels. The carrying values of our long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the possibility of an asset impairment by using estimates of future cash flows which are affected by current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Goodwill and Other Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," that requires an annual review of goodwill and other intangible assets for impairment. We completed our implementation analysis and recorded an impairment charge in the first quarter of 2002. We also completed our annual review of impairment and determined that goodwill has not been further impaired. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates.

Allowance for Doubtful Accounts

        We allow for an estimated amount of receivables that may not be collected. We estimate our allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

Litigation Reserves

        The Company assesses its exposures to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management's estimate, operating results could be impacted.

Self-insurance Reserves

        We are self-insured for various levels of general liability, workers' compensation, and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Recently Issued Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has determined that SFAS No. 146 will not have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 will not have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has determined that SFAS No. 148 will not have a material impact on its financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable-rate debt. We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our credit facilities and our long-term fixed-rate debt. At December 31, 2002, we had no investments in financial derivatives, including interest rate swaps.

        Of our total outstanding long-term debt of $4.9 billion at December 31, 2002, $1.4 billion is subject to variable interest rates, which averaged 2.52% at December 31, 2002. Our variable-rate debt is affected by the general level of LIBOR interest rates. Therefore, our interest rates on the credit facilities will change as LIBOR changes. Based on our $1.4 billion of outstanding debt under the credit facilities at December 31, 2002, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of approximately $14 million.

        The fair value of debt under the credit facilities approximates the carrying value. The total fair value of long-term debt at December 31, 2002 was $5.1 billion and the carrying value was $4.9 billion. The fair values are based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

Item 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Park Place Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of Park Place Entertainment Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule included at Item 14(a)(1). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Park Place Entertainment Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 6, 2003, except for
paragraph 4 of Note 14 and
paragraph 9 of Note 15, as to which
the date is February 28, 2003

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

	December 31,
	2002	2001
Assets
Cash and equivalents	$351	$328
Accounts receivable, net	185	222
Inventories, prepaids, and other	138	141
Income taxes receivable	3	9
Deferred income taxes	100	111

Total current assets	777	811
Investments	143	201
Property and equipment, net	7,649	7,731
Goodwill	834	1,811
Other assets	271	254

Total assets	$9,674	$10,808

Liabilities and Stockholders' equity
Accounts payable	$53	$46
Current maturities of long-term debt	325	7
Accrued expenses	637	583

Total current liabilities	1,015	636
Long-term debt, net of current maturities	4,585	5,301
Deferred income taxes, net	1,023	1,021
Other liabilities	94	83

Total liabilities	6,717	7,041

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 400.0 million shares authorized, 323.7 million and 322.4 million shares issued at December 31, 2002 and 2001, respectively	3	3
Additional paid-in capital	3,801	3,788
Retained earnings (accumulated deficit)	(569)	255
Accumulated other comprehensive loss	(16)	(35)
Common stock in treasury, at cost at December 31, 2002 and 2001, 23.1 million shares and 21.1 million shares, respectively	(262)	(244)

Total stockholders' equity	2,957	3,767

Total liabilities and stockholders' equity	$9,674	$10,808

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenues
Casino	$3,337	$3,271	$3,242
Rooms	551	554	568
Food and beverage	465	452	460
Other revenue	299	304	326

	4,652	4,581	4,596

Expenses
Casino	1,746	1,764	1,658
Rooms	185	185	186
Food and beverage	420	410	414
Other expense	1,154	1,137	1,111
Depreciation and amortization	470	526	496
Pre-opening expense	1	2	3
Impairment losses and other, net	66	143	45
Corporate expense	69	57	49

	4,111	4,224	3,962

Equity in earnings of unconsolidated affiliates	29	50	62

Operating income	570	407	696
Interest and dividend income	5	11	21
Interest expense	(347)	(385)	(441)
Interest expense, net from unconsolidated affiliates	(8)	(11)	(11)
Investment gain (loss)	44	(32)	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	264	(10)	265
Provision for income taxes	102	12	121
Minority interest, net	7	2	1

Income (loss) before cumulative effect of accounting change	155	(24)	143
Cumulative effect of accounting change, net of tax	(979)	—	—

Net income (loss)	$(824)	$(24)	$143

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.51	$(0.08)	$0.48
Cumulative effect of accounting change	(3.25)	—	—

Net income (loss) per share	$(2.74)	$(0.08)	$0.48

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.51	$(0.08)	$0.46
Cumulative effect of accounting change	(3.22)	—	—

Net income (loss) per share	$(2.71)	$(0.08)	$0.46

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 1999	$3	$3,635	$136	$(5)	$(29)	$3,740
Net income	—	—	143	—	—	143
Currency translation adjustment	—	—	—	(10)	—	(10)

Comprehensive income						133
Options exercised (including tax benefits)	—	59	—	—	—	59
Treasury stock acquired	—	—	—	—	(156)	(156)
Adjustment to spin-off of the Company	—	8	—	—	—	8

Balance, December 31, 2000	3	3,702	279	(15)	(185)	3,784
Net loss	—	—	(24)	—	—	(24)
Currency translation adjustment	—	—	—	(20)	—	(20)

Comprehensive loss						(44)
Options exercised (including tax benefits)	—	85	—	—	—	85
Treasury stock acquired	—	—	—	—	(59)	(59)
Stock-based compensation	—	1	—	—	—	1

Balance, December 31, 2001	3	3,788	255	(35)	(244)	3,767
Net loss	—	—	(824)	—	—	(824)
Currency translation adjustment	—	—	—	19	—	19

Comprehensive loss						(805)
Options exercised (including tax benefits)	—	11	—	—	—	11
Treasury stock acquired	—	—	—	—	(18)	(18)
Stock-based compensation	—	2	—	—	—	2

Balance, December 31, 2002	$3	$3,801	$(569)	$(16)	$(262)	$2,957

See notes to consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Years Ended December 31,
	2002	2001	2000
Operating activities
Net income (loss)	$(824)	$(24)	$143
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	470	526	496
Impairment losses and other, net	22	143	37
Cumulative effect of accounting change	979	—	—
Investment (gain)/loss	(44)	32	—
Amortization of debt issue costs	13	10	10
Change in working capital components:
Accounts receivable, net	37	34	35
Inventories, prepaids, and other	(5)	19	4
Accounts payable and accrued expenses	61	(76)	(7)
Income taxes payable/receivable	6	22	(45)
Change in deferred income taxes	4	(34)	73
Distributions from equity investments in excess of earnings	3	2	20
Other	(16)	(16)	(3)

Net cash provided by operating activities	706	638	763

Investing activities
Capital expenditures	(397)	(459)	(468)
Proceeds from sale of investment	120	—	—
Acquisitions, net of cash acquired	—	(48)	—
Other	2	(31)	33

Net cash used in investing activities	(275)	(538)	(435)

Financing activities
Change in Credit Facilities and commercial paper	(469)	(870)	(1,114)
Payments on debt	(300)	—	(12)
Proceeds from issuance of notes	375	772	900
Purchases of treasury stock	(18)	(59)	(156)
Proceeds from exercise of stock options	10	80	48
Other	(6)	(16)	(19)

Net used in financing activities	(408)	(93)	(353)

Increase (decrease) in cash and equivalents	23	7	(25)
Cash and equivalents at beginning of year	328	321	346

Cash and equivalents at end of year	$351	$328	$321

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$338	$368	$392

Income taxes, net of refunds	$73	$2	$70

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Organization

        Park Place Entertainment Corporation ("Park Place" or the "Company"), a Delaware corporation, was formed in June 1998. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally's, Paris, Flamingo, Grand Casinos, Hilton, and Conrad brands. The Company operates and consolidates sixteen wholly owned casino hotels located in the United States; of which eight are located in Nevada; three are located in Atlantic City, New Jersey; and five are located in Mississippi. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages and consolidates a 49.9 percent owned riverboat casino in New Orleans, Louisiana (the remaining 50.1 percent has been subsequently acquired by the Company—see Note 14); manages the casino operations of Caesars Palace at Sea on two cruise ships; and manages two casinos in Nova Scotia, Canada and owns and consolidates a hotel operation at one of those casinos. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, that are accounted for under the equity method. The Company exercises significant influence over those investments accounted for under the equity method due to ownership percentages, board representation, and management agreements. All material intercompany accounts and transactions are eliminated. Minority interests for consolidated entities that are less than 100 percent owned were $17 million and $14 million at December 31, 2002 and 2001, respectively, and are included in other liabilities on the consolidated balance sheets.

Cash and Equivalents

        Cash and equivalents include investments with initial maturities of three months or less.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of short-term investments and receivables.

        The Company extends credit to certain casino customers following an evaluation of the creditworthiness of the individual. The Company maintains an allowance for doubtful accounts to reduce the casino receivables to their estimated collectible amount. As of December 31, 2002, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

Currency Translation

        Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Income accounts are translated at the average of exchange rates during the year. Gains and losses, net of applicable deferred income taxes, are reflected in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Inventories

        Inventories, prepaids, and other at December 31, 2002 and 2001, include inventories of $49 million for each period. Inventories consist primarily of food and beverage items and are stated at the lower of cost or market. Cost is determined by the weighted-average cost method.

Property and Equipment

        Property and equipment are stated at cost. Interest incurred during construction of facilities or expansions is capitalized at the Company's weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalization is ceased when a project is substantially completed or construction activities are no longer underway. Interest capitalized for the years ended December 31, 2002, 2001, and 2000 was $9 million, $13 million, and $7 million, respectively. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the consolidated statements of operations.

        Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and riverboats and 3 to 10 years for furniture and equipment.

        The carrying values of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment has occurred, then an impairment loss is recognized in the consolidated statements of operations.

Goodwill

        As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, goodwill is no longer amortized, and intangible assets are to be tested at least annually for impairment. Goodwill amortization of $50 million in 2001 and 2000 is included in depreciation and amortization. (See Note 3—Goodwill and Other Intangible Assets.)

Unamortized Debt Issue Costs

        Debt discount and issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the straight-line method which approximates the effective interest method. The unamortized amounts are included in other assets on the consolidated balance sheets.

Self-Insurance

        The Company is self-insured for various levels of general liability, workers' compensation, and employee medical and life insurance coverage. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued expenses on the consolidated balance sheets.

Revenue Recognition

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

        Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino hotels, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income, and other miscellaneous income at our casino hotels.

        The revenue components presented in the consolidated statements of operations exclude the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. Complimentary revenues which have been excluded from the accompanying consolidated statements of operations are as follows:

	2002	2001	2000
	(in millions)
Rooms	$203	$206	$190
Food and beverage	331	330	312
Other	33	30	29

Total complimentary revenues	$567	$566	$531

        The estimated departmental costs of providing these complimentaries are classified in the consolidated statements of operations as an expense of the department issuing the complimentary, primarily the casino department, and are as follows:

	2002	2001	2000
	(in millions)
Rooms	$78	$79	$71
Food and beverage	276	276	259
Other	34	29	27

Total cost of promotional allowances	$388	$384	$357

Pre-Opening Expense

        Pre-opening expense includes operating expenses and incremental salaries and wages directly related to a facility or project during its construction. Costs of start-up activities are expensed as incurred in accordance with Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities."

Earnings (Loss) Per Share ("EPS")

        In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the years ended December 31, 2002, 2001 and 2000 was 301 million, 299 million and 301 million, respectively. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 3 million and 7 million for the years ended December 31, 2002 and 2000, respectively. The dilutive effect of the assumed exercise of stock options would have increased the weighted-average number of common shares by 3 million for the year ended December 31, 2001; however, the additional shares were excluded from the EPS calculation because of the net loss experienced during that period.

Stock-Based Compensation

        At December 31, 2002, the Company has Stock Incentive Plans, which are described more fully in Note 11. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The compensation expense associated with the Supplemental Retention Plan, which is described in Note 12, was $1 million for the year ended December 31, 2002. Had compensation cost for the Company's Stock Incentive Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(in millions, except per share amounts)
Net income (loss), as reported	$(824)	$(24)	$143
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	2	1	—
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(15)	(12)	(29)

Pro forma net income	$(837)	$(35)	$114

Earnings per share:
Basic, as reported	$(2.74)	$(0.08)	$0.48
Basic, pro forma	$(2.78)	$(0.12)	$0.38
Diluted, as reported	$(2.71)	$(0.08)	$0.46
Diluted, pro forma	$(2.75)	$(0.12)	$0.37

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of zero percent for each of the three years; expected volatility of 40 percent for each of the three years; risk-free interest rates of 4.59, 4.92 and 6.45 percent and expected life of six years for each of the options granted. The weighted-average fair value per share of options granted was $4.61 for 2002, $5.19 for 2001 and $5.82 for 2000.

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

Related Party Transactions

        The Company's related party transactions generally fall into the following categories:

  •
  Payments of professional fees to firms affiliated with certain members of our Board.

  •
  Payments to Hilton Hotels Corporation, since the spin-off in 1998, for certain trade name usage, assignment, service and license agreements.

        For the years ended December 31, 2002, 2001, and 2000 such transactions totaled $9 million, $8 million, and $7 million, respectively.

Reclassifications

        During 2002, the Company changed its presentation of equity in earnings of unconsolidated affiliates. The results of unconsolidated affiliates were previously reported as a component of other revenues. The Company now reports the results of unconsolidated affiliates as a separate component of operating income on the consolidated statements of operations under a separate caption titled "Equity in Earnings of Unconsolidated Affiliates." Prior years have been reclassified to conform with the new presentation. This reclassification had no impact on previously reported operating income or net income (loss).

        The consolidated financial statements for prior years reflect certain other reclassifications to conform to classifications adopted in the current year. These reclassifications have no effect on previously reported net income (loss).

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has determined that SFAS No. 146 will not have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Additionally, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial liability recognition and measurement provisions of FIN No. 45 apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN No. 45 will not have a material impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has determined that SFAS No. 148 will not have a material impact on its financial position or results of operations.

Note 3. Goodwill and Other Intangible Assets—Adoption of Statement of Financial Accounting Standards No. 142

        On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

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

        The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method. Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million which has been recorded as a cumulative effect of accounting change in the first quarter of 2002. During the fourth quarter of 2002, the Company completed the annual impairment testing of goodwill. The test resulted in no impairment recognition as of December 31, 2002.

        As a result of the Belle of Orleans transaction (See Note 14), the Company recorded an additional $2 million of goodwill and $10 million in indefinite lived intangible assets. The indefinite lived intangible assets consist of the tradename and gaming license. There were no other additions or adjustments to goodwill during the year ended December 31, 2002.

        For the years ended December 31, 2001 and 2000, the Company recorded goodwill amortization of $50 million in each period. If SFAS No. 142 had been in effect for the years ended December 31, 2001 and 2000, the Company would have reported the following (in millions, except per share amounts):

	2001	2000
Net income (loss) as reported	$(24)	$143
Add back: Goodwill amortization	50	50

Adjusted net income	$26	$193

Net income (loss) per share as reported
Basic	$(0.08)	$0.48
Diluted	$(0.08)	$0.46
Adjusted net income per share
Basic	$0.09	$0.64
Diluted	$0.09	$0.63

Note 4. Accounts Receivable

        Accounts receivable at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in millions)
Casino	$234	$282
Hotel and other	47	53

	281	335
Less allowance for doubtful accounts	(96)	(113)

Total	$185	$222

        The provision for estimated uncollectible receivables, primarily included in casino expenses, was $52 million in 2002, $91 million in 2001, and $77 million in 2000.

Note 5. Investments

        Investments in and notes from affiliates at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in millions)
Equity investments
Casino hotels	$61	$119
Notes receivable	80	80
Other	2	2

Total	$143	$201

        As of December 31, 2002, investments in casino hotels consist of investments in less than 50 percent owned unconsolidated affiliates which includes one casino hotel in Punta del Este, Uruguay, one casino management company in Windsor, Canada, and one casino and one casino management company in Johannesburg, South Africa.

Investment in Jupiters Limited

        In April 2002, the Company completed the sale of its 19.9 percent equity interest in Jupiters Limited and received total gross proceeds of approximately $120 million. As a result of this transaction, the Company recorded a gain of $44 million in April 2002, net of the $16 million deferred currency translation adjustment. This gain has been recorded as an investment gain in the accompanying consolidated statement of operations for the year ended December 31, 2002. Although the Company sold its equity interest in Jupiters Limited, it continues to manage Jupiters' two Queensland casino hotels.

Investment in Aladdin Notes

        During 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. In February 1999, the Company purchased approximately 30 percent of the senior discount notes of Aladdin Gaming Holdings, LLC, the parent company of Aladdin Gaming, LLC d.b.a. Aladdin Resort and Casino ("Aladdin") in the open market. The Aladdin is adjacent to Paris/Bally's on the Las Vegas Strip. During the next two years, the Company purchased an additional 3 percent of the senior discount notes for a total ownership of approximately one-third of the outstanding notes. These notes are subordinate to the Aladdin's senior bank debt and asset-secured bank financing. In September 2001, the Aladdin filed for bankruptcy. Based on that event and the property's poor operating results and general economic slow-down, the Company decided to write off its total investment in the Aladdin Gaming Holdings, LLC notes.

Investment in Baluma Holdings, S.A.

        Over the past several years, the Company has provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma. The Company and Holdings are currently negotiating a restructuring of the Baluma Loans. In the event that the Company is unable to negotiate restructuring acceptable to all affected parties, it may consider exercising its right as secured creditor. The Company has not recorded any impairment losses against its investments in Baluma and Holdings. Only after a restructuring is completed will the Company be able to compare the value of its reorganized investments to their historical cost. Although the Company enjoys a very senior position as creditor, it is nevertheless possible that the Company will have to recognize an impairment loss upon reorganization. The Company intends to continue to operate the Resort pursuant to the Management Agreement. The Resort is currently suffering the adverse effects of the economic turmoil in Argentina, Brazil and Uruguay.

Note 6. Property and Equipment

        Property and equipment at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in millions)
Land	$1,718	$1,714
Buildings, riverboats and leasehold improvements	6,091	5,932
Furniture and equipment	1,509	1,387
Construction in progress	93	82

	9,411	9,115
Less accumulated depreciation and amortization	(1,762)	(1,384)

Total	$7,649	$7,731

Note 7. Accrued Expenses

        Accrued expenses at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in millions)
Compensation and benefits	$178	$170
Customer deposits	43	40
Outstanding casino chip liability	32	35
Gaming and property taxes	49	53
Interest	80	76
Other	255	209

Total	$637	$583

Note 8. Debt

        Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001
	(in millions)
Credit Facilities	$1,435	$1,904
7.375% Senior Notes, due 2002	—	300
7.95% Senior Notes, due 2003, net of unamortized discount of $1 million in 2001	300	299
7.0% Senior Notes, due 2004	325	325
8.5% Senior Notes, due 2006, net of unamortized discount of $3 million	397	397
7.5% Senior Notes, due 2009	425	425
7.875% Senior Subordinated Notes, due 2005	400	400
9.375% Senior Subordinated Notes, due 2007	500	500
8.875% Senior Subordinated Notes, due 2008	400	400
7.875% Senior Subordinated Notes, due 2010	375	—
8.125% Senior Subordinated Notes, due 2011, net of unamortized discount of $2 million and $3 million in 2002 and 2001, respectively	348	347
Other	5	11

	4,910	5,308
Less current maturities	(325)	(7)

Net long-term debt	$4,585	$5,301

        Debt maturities during the next five years are as follows:

(in millions)
2003	$325
2004	325
2005	1,812
2006	398
2007	500
Thereafter	1,550

$4,910

        The consolidated balance sheet as of December 31, 2001, excluded from current maturities the $300 million of 7.375% Senior Notes that matured in June 2002 because the Company had pre-funded the retirement of these Notes with the issuance of $375 million of 7.875% Senior Subordinated Notes in March 2002. As of December 31, 2002, the debt maturities schedule above and the consolidated balance sheet includes in current maturities the $300 million of 7.95% Senior Notes due in August 2003 because the Company has not pre-funded the retirement of the 7.95% Senior Notes due 2003.

        The Company has two principal credit facilities, collectively known as the "Credit Facilities." The first is a 364-day revolving facility expiring in August 2003 with total availability of $700 million. No amounts were outstanding under the 364-day facility at December 31, 2002. The second facility is a $2.0 billion five-year facility, which matures December 2003, with a $1.4 billion two-year extension upon expiration or voluntary termination of the existing five-year facility.

        The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 5.00 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of December 31, 2002. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues. The maximum leverage ratio covenant adjusts to 4.75 to 1.00 for each of the quarterly testing periods ending March 31, 2003 and June 30, 2003, and 4.50 to 1.00, thereafter. The minimum interest coverage ratio will remain 2.75 to 1.00 for subsequent quarterly testing periods. As of December 31, 2002, the Company was in compliance with the applicable covenants.

        Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at the Company's option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities), or as competitive bid loans. The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future. The Company pays a margin over LIBOR which is a function of both its leverage ratio and its credit rating; this margin is adjusted quarterly. At December 31, 2002, the effective all-in borrowing cost of LIBOR advances under the five-year credit facility was LIBOR plus 127.5 basis points. The maximum all in borrowing costs for LIBOR loans is 1.75% under the 364-day facility and the five-year facility plus or minus pre-determined discounts based on our leverage ratios. The weighted average interest rate on outstanding borrowings under the Credit Facilities was 2.52% at December 31, 2002 and 3.14% at December 31, 2001.

        As of December 31, 2002, the Company's senior unsecured debt was rated Bal by Moody's and BBB- by Standard & Poor's. The margin above LIBOR is based on the higher of these two ratings. If the debt were downgraded one level by Standard & Poor's to BB+, the annual interest on the

Company's Credit Facilities would increase by approximately $4.2 million per year based on outstanding borrowings of $1.4 billion at December 31, 2002.

        The Company has established a commercial paper program. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its Credit Facilities. The Company has borrowed under the program for varying period during 2001. At December 31, 2002 and 2001, no amounts were outstanding under the commercial paper program.

        In a program designed for short-term borrowings at lower interest rates than what are paid under the Company's Credit Facilities, the Company has entered into an uncommitted line of credit agreement with a lender whereby the Company can borrow up to $50 million for periods of ninety days or less. At December 31, 2002, the Company had no borrowings outstanding under this agreement. Borrowings bear interest at current market rates. Interest rates on amounts borrowed under these agreements during the year 2002 ranged from 2.35 percent to 3.10 percent.

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

        The estimated fair value of long-term debt (including current maturities) at December 31, 2002 and 2001 was $5.1 billion and $5.4 billion, respectively. The fair values are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Note 9. Income Taxes

        The provisions for income taxes for the three years ended December 31 are as follows:

	2002	2001	2000
	(in millions)
Current
Federal	$44	$21	$23
State, foreign, and local	45	31	30

	89	52	53
Deferred	13	(40)	68

Total	$102	$12	$121

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
	(in millions)
Deferred tax assets
Accrued expenses	$70	$72
Insurance and other reserves	42	44
Benefit plans	15	13
Pre-opening expense	19	4
Foreign tax credit carryovers (began expiring in 2001)	49	56
Capital loss carryover (expires in 2002)	—	15
Other	51	50

	246	254
Valuation allowance	(19)	(32)

	227	222

Deferred tax liabilities
Fixed assets, primarily depreciation	(993)	(972)
Other	(157)	(160)

	(1,150)	(1,132)

Net deferred tax liability	$(923)	$(910)

        A reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

	2002	2001	2000
Federal income tax rate	35.0%	35.0%	35.0%
Foreign, state and local income taxes, net of federal tax benefits	10.0	(137.8)	6.1
Goodwill amortization	0.0	(192.2)	6.6
Tax return true-up and permanent items	(6.4)	175.0	(2.0)

Effective tax rate	38.6%	(120.0)%	45.7%

        Pursuant to SFAS No. 142, goodwill amortization ceased on January 1, 2002.

Note 10. Stockholders' Equity

        Four hundred million shares of common stock with a par value of $0.01 per share are authorized. As of December 31, 2002, 323.7 million shares were issued and 300.6 million shares were outstanding. As of December 31, 2001, 322.4 million shares were issued and 301.3 million were outstanding. One hundred million shares of preferred stock with a par value of $0.01 per share are authorized, of which no amounts have been issued.

        The Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. Cumulatively, through December 31, 2002, the Company repurchased a total of 23.1 million shares of its common stock at an average price of $11.31 resulting in 16.9 million shares remaining available under the stock repurchase program.

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

Note 11. Stock Options

        At December 31, 2002 and 2001, 55.6 million shares of common stock were reserved for the exercise of options under the Company's Stock Incentive Plans. Options may be granted to salaried officers, directors, and other key employees of the Company to purchase common stock at not less than the fair market value at the date of grant. Generally, options may be exercised in installments commencing one year after the date of grant. The Stock Incentive Plans also permit the granting of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 2002.

        The following table summarizes information for the stock option plans for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	27,267,851	$9.17	33,378,300	$8.97	35,773,113	$8.27
Granted	3,023,193	10.01	3,563,880	11.12	4,637,400	11.77
Exercised	(963,160)	6.86	(8,494,639)	8.98	(6,424,211)	7.07
Cancelled	(1,322,378)	9.39	(1,179,690)	10.65	(608,002)	9.45

Outstanding at end of year	28,005,506	9.34	27,267,851	9.17	33,378,300	8.97

Options exercisable at end of year	20,703,536	$8.92	17,984,474	$8.46	22,460,785	$8.58
Options available for grant at end of year	8,370,677		10,071,492		2,455,682

        The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding
					Options Exercisable
			Weighted Average Remaining Contractual Life
Range of Exercise Price		Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.99-	$6.50	9,244,841	3.98 years	$6.39	8,661,841	$6.38
6.87-	9.94	7,060,380	5.72	9.00	4,414,597	8.60
10.38-	12.44	8,583,185	7.28	11.50	5,561,048	11.65
12.76-	14.44	3,117,100	4.01	12.93	2,066,050	12.92

$5.99-	$14.44	28,005,506	5.43	$9.34	20,703,536	$8.92

Note 12. Employee Pension and Savings Plans

        A significant number of the Company's employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed and charged to expense $21 million, $18 million, and $22 million in 2002, 2001, and 2000, respectively, for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share, if any, of unfunded vested benefits.

        The Company and its subsidiaries also sponsor several defined contribution plans (401(k) savings plans). These plans allow for pretax and after tax employee contributions and employer matching contributions. Such amounts contributed to the plans are invested at the participants' direction. The Company's matching contribution expense for such plans was $21 million in 2002, $22 million in 2001, and $19 million in 2000.

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

        In November 2001, the Company established a Supplemental Retention Plan for selected executives. Participants in this non-qualified unfunded retirement plan are granted rights that vest over four years. At retirement or in other circumstances as defined, shares of Company common stock are distributed equal to the number of rights credited to a participant's account. The shares issued under the plan will be treasury shares and are limited to a maximum of 2.5 million shares. As of December 31, 2002 approximately 60 thousand shares have vested. No shares vested as of December 31, 2001. The Company recognizes compensation expense equal to the value of the rights granted over the vesting term based on the stock price on the date of grant. The compensation expense associated with this plan was $1 million for the year ended December 31, 2002.

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

        Pursuant to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and the Company dated as of December 31, 1998, Park Place shall retain or assume, as applicable, all liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and Park Place employees. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation and is currently fully funded.

Note 13. Leases

        The Company and its subsidiaries lease both real estate and equipment used in operations, which are classified as operating leases. Rental costs relating to operating leases and charged to expense were approximately $42 million in 2002, $40 million in 2001, and $41 million in 2000, including contingent rental payments of $18 million in 2002, $19 million in 2001, and $21 million in 2000.

        The following is a schedule of future minimum lease commitments under noncancellable operating leases as of December 31, 2002 (in millions):

2003	$20
2004	16
2005	15
2006	11
2007	10
Thereafter	187

Total minimum lease payments	$259

        The Company leases the land and building for the Caesars Tahoe facility. This lease expires in 2028 and is renewable for an additional 25-year period. The lease provides for a minimum rental payment of $4.7 million for 2002, increasing by 2.5 percent in each subsequent year, and for percentage rent of 1 percent of the casino hotel's gross revenue (as therein defined).

        The Company has also entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The lease for land adjacent to the Grand Casino Gulfport is for the period from July 1, 2002, through June 30, 2007, and contains renewal options for an additional 35 years. The Company is required to make annual rental payments of $1.3 million subject to adjustment as defined, plus 5 percent of gross annual gaming revenues in excess of $25 million and 3 percent of all non-gaming revenues. The lessor of the Grand Casino Gulfport site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises, as defined.

        The lease for land adjacent to the Grand Casino Biloxi has an initial term of 99 years and provides for rental payments of 5 percent of casino revenues (as defined therein) with a minimum payment of $2.5 million per year. Park Place may cancel the lease by making a payment equal to six months of lease payments. The Company also entered into a 15-year lease for submerged land adjacent to the Grand Casino Biloxi with an option to extend the lease for five years after the expiration of the initial 15-year term in 2008. The lease provides for annual rental payments of $0.9 million and subsequent increases as defined in the agreement.

        The lease for land adjacent to the Grand Casino Tunica provides for annual rental payments of $3.4 million in 2002, subject to adjustment as defined in each subsequent year. The initial term of the lease was for six years beginning in 1993 with nine six-year renewal options, for a total of 60 years.

Note 14. Impairment Losses and Other

2002 Transactions

        In September 2002, the Company recognized a $7.5 million charge related to the voluntary cancellation of an energy contract with Enron Corporation. Also in September 2002, tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties. The losses do not exceed the deductibles under the Company's various insurance policies.

        In November 2002, the Company's president and chief executive officer resigned. In fulfillment of obligations outlined in this executive's employment contract, which expires December 2005, the Company recognized a charge of $9 million for salary commitments and certain other benefits.

        In December 2002, the Company settled certain litigation regarding the Belle of Orleans, L.L.C. (the "Belle"), which is further described in Note 15. The settlement provides for a cash payment of $21 million for the Company's subsidiary, Bally's Louisiana, Inc., to purchase the 50.1% interest of the Belle which it does not own and to dismiss all outstanding litigation with prejudice. In connection with this transaction, the Company recorded a $43 million charge for the buyout of its partner, Metro Riverboat Associates, the settlement of all outstanding litigation involving the partnership and the revaluation of the property. On February 5, 2003, the settlement and transfer were approved by the Louisiana Gaming Control Board. The settlement and transfer were completed in February of 2003.

        In February 2003, the Company settled all litigation related to the proposed sale of the Las Vegas Hilton. Pursuant to the settlement agreement, the Company returned all deposits made by the prospective buyer and recorded a $4 million charge in the fourth quarter of 2002 related to this settlement. See "2000 Transactions" below and Note 15.

2001 Transactions

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

2000 Transactions

        In conjunction with the spin-off from Hilton in December 1998, the Company entered into a disposition agreement with Hilton with respect to the Flamingo Hilton Riverboat Casino located in Kansas City, Missouri. This asset was not part of the tax-free spin-off transaction at December 31, 1998 due to lack of regulatory approvals. However, the agreement provided for the Company to receive the equivalent economic value of this asset upon sale or other disposition. In June 2000, Hilton sold this asset to a third party. As a result of this sale and in accordance with the disposition agreement, the Company recognized a gain of $18 million in 2000.

        In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to an unrelated third party, subject to regulatory approvals. The Company was to receive $300 million for the property, building, and equipment plus an amount for net working capital (excluding certain gaming customer receivables to be retained by Park Place). In connection with this planned disposition, the Company recognized a non-cash impairment loss of $55 million in 2000. By November 2000, all regulatory approvals related to the transaction had been received. In January 2001, the purchaser did not complete the transaction thereby breaching the terms of the agreement. Legal actions regarding the failed transaction and the $20 million in letter of credit and escrow funds have been filed by the Company and the purchaser (see Note 15 for further discussion).

        In connection with the purchase of Bally by Hilton in 1996 and the subsequent spin-off, Park Place obtained the rights to the "Bally" trademarks. In October 2000, the Company recognized a gain of $7 million in connection with the sale of certain trademark rights associated with the Bally name.

        In October 2000, Arthur M. Goldberg, the Company's president and chief executive officer passed away. In fulfillment of this executive's employment contract obligations, the Company recognized a charge of approximately $15 million for salary commitments and certain life insurance benefits.

Note 15. Commitments and Contingencies

New Projects

Saint Regis Mohawk Tribe

        Park Place entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York. Park Place paid $3 million for exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties also entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher's Country Club in Thompson, New York in return for a management fee equal to 30 percent of ebitda, as defined in the agreement. The management agreement is subject to the approval of the National Indian Gaming Commission.

        The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Upon approval by the Bureau of Indian Affairs ("BIA"), approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

        As currently planned, the facility will include a 750-room hotel, 165,000 square feet of gaming space, 15,000 square feet of meeting space, restaurants and a spa.

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

        In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Indian casinos in the state of New York—three in Western New York and three in the Catskills Region, and approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The legislation also gives the governor the authority to negotiate state compacts with the tribes without further approval by the legislature. The constitutionality of this legislation has been challenged. As of December 31, 2002, the Company had $21 million invested in the development of this project, which is included in other assets on the consolidated balance sheets. In the event the project is not completed, these costs would be written off.

Litigation

        The Company and its subsidiaries are involved in various legal proceedings relating to its businesses. The Company believes that all the actions brought against it or its subsidiaries are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, the Company believes that the final outcome of these matters is not likely to have a material adverse effect upon its results of operations or financial position.

Belle of Orleans

        The Company's wholly-owned subsidiary, Bally's Louisiana, Inc., owns 49.9% of the Belle of Orleans, L.L.C. The Belle owns and holds the riverboat gaming license to operate the Bally's Casino in New Orleans. Metro Riverboat Associates, Inc. owns the remaining 50.1% of the Belle. Management of the Belle is governed by an Operating Agreement between Metro and Bally's Louisiana, Inc., and management of the casino is governed by a Management Agreement between the Belle and Bally's Louisiana, Inc. Since 1996, Metro has filed numerous lawsuits against Bally's Louisiana, Inc., its affiliates, and others. Cases are pending in the United States District Court for the Eastern District of Louisiana, the Louisiana Supreme Court, the Louisiana Fourth Circuit Court of Appeal, the Civil District Court for the Parish of Orleans, and the Nineteenth Judicial District Court for the Parish of East Baton Rouge, and administrative proceedings are pending before the Louisiana Gaming Control Board. Metro's claims involve assignments of the Management Agreement, ultimately to Bally's Louisiana, Inc., as well as the effects of Hilton's merger with Bally Entertainment Corporation in 1996 and Hilton's subsequent spin-off of its gaming operations to Park Place in 1998. Metro asserts that Bally's Louisiana, Inc. is not entitled to manage the casino. Metro seeks injunctive relief and unspecified damages. The litigation also includes two civil R.I.C.O. lawsuits against certain of the Company's officers and directors. Metro and its principal, Norbert Simmons, allege civil racketeering and conspiracy activities among the named defendants and members of the Louisiana State Judiciary, the Louisiana Gaming Control Board, the Louisiana State Police, and an assistant Louisiana Attorney General. In December, 2002, the parties agreed to settle all of the litigation. The settlement provides for Metro to sell its 50.1% interest in the Belle to Bally's Louisiana, Inc. and to dismiss all of the litigation with prejudice. The settlement will also result in a complete termination of all agreements and relationships between Metro and Norbert Simmons on one side and the Company, Bally's Louisiana, Inc., and their affiliates on the other side. This will include termination of the Operating Agreement between Metro and Bally's Louisiana, Inc., termination of a Consulting Agreement between the Belle and Simmons, and an amendment to the Management Agreement to delete all references to Metro and Simmons. The settlement and transfer were approved on February 5, 2003 by the Louisiana Gaming Control Board. The transaction was completed in February 2003.

Slot Machine Litigation

        In April 1994, William H. Poulos brought a purported class action in the United States District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars

World, Inc., et al. against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Park Place. In May 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida captioned William Ahern, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including Park Place. In September 1995, a third action was filed against 45 defendants, including Park Place, in the United States District Court for the District of Nevada captioned Larry Schreier, et al. v. Caesars World, Inc,. et al. The court consolidated the three actions in the United States District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on the false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influence and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation and seek unspecific compensatory damages. In July 2002, the United States District Court denied the plaintiff's motion to certify the case as a class action. The plaintiff has petitioned for permission to appeal the District Court's ruling.

Las Vegas Hilton Sale Litigation

        In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to Las Vegas Convention Hotel, LLC, which failed to complete the transaction on the date set for closing. The Company filed a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract. The Company also filed a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants filed actions against Park Place and Hilton Hotels Corporation in the Eighth Judicial District Court, which actions were consolidated with Park Place's action in that Court, alleging breach of contract and tortious interference with contract, and seeking non-specific general, special, and punitive damages, specific performance to compel the sale of the property to plaintiffs at a purchase price less than that required under the original contract, and injunctive relief to prevent the Company from selling the property to any other person. In February 2003, the parties agreed to settle all of the litigation. As a result of the settlement agreement, the Company agreed to return the deposits and recorded a $4 million charge in the fourth quarter of 2002 as partial payment of expenses. See Note 14 of the Consolidated Financial Statements.

Flixcorp Litigation

        Bally Data Systems, Inc. and Bally Entertainment, Inc. are defendants in an action entitled Flixcorp of America, Ltd. vs. Bally Data Systems, et al. filed in the Circuit Court of Cook County, Illinois in 1987. The litigation involves a breach of contract claim arising out of a purported agreement to develop and manufacture videotape dispensing machines. In July 2002, the parties agreed, subject to certain conditions, to settle the litigation in its entirety. Pursuant to the parties' agreement, Bally Data Systems, Inc. will make a payment of $300,000 to the plaintiff. As this agreement represents a settlement of disputed claims, there was no admission of liability and any such liability was, and is, expressly denied.

Mohawk Litigation

        In April 2000, the Company entered into an agreement with the Saint Regis Mohawk Tribe pursuant to which we obtained the exclusive rights to develop a Class II or Class III casino project in the State of New York with the Tribe. There are various parties alleging that the grant of rights to the Company infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

        On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "Tribal Court" in Hogansburg, New York against the Company and certain of its executives. The proceeding sought to nullify the Company's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. On March 20, 2001, the "Tribal Court" purported to render a default judgment against the Company and one of its executives in the amount of $1.787 billion, which judgment the Company refuses to recognize as valid. On June 2, 2000, the Company and certain of its executives filed an action captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribal members from proceeding in the "Tribal Court" with an action that we believe has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the action on the grounds that the Court lacked jurisdiction. In October 2000, the Company appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2002, the Second Circuit remanded the matter to the District Court for further development of the record. In April 2002, the District Court requested the United States Department of the Interior, Bureau of Indian Affairs ("BIA") to provide its current position with regard to the legitimacy of the Tribe's form of government and "Tribal Court". Following receipt of letters issued by the BIA, dated June 5, 2002, June 26, 2002 and July 12, 2002, this Court entered an Order on July 29, 2002, affirming that the BIA recognizes only the Three Chief system of government for the Saint Regis Mohawk Tribe (the "Tribal Council"), that the Tribal Council has, by Resolution having the force of law of the Tribe, invalidated the Tribal court system and that the Mohawk people have, by popular vote, determined that the purported "Tribal Court" is without authority to adjudicate matters of Tribal law. The parties are awaiting the Court's determination of whether the Court has subject matter jurisdiction, and, if so, whether the Court will refer the matter back to the appeals court, determine the Company's pending motion for a preliminary and permanent injunction, or take other action. The Company is pursuing all necessary actions to enjoin any efforts to enforce the purported judgment.

        On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortuous interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plaintiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants.

        On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, "Catskill Development") filed an action captioned Catskill Development L.L.C,. et al. v. Park Place Entertainment Corporation, et al., against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as an Indian gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages. On May 14, 2001, the Court granted the Company's motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling, and the District Court reinstated one of the dismissed claims, with Catskill Development's claims for tortuous interference with contract and prospective business relationship remaining after such decision. On or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court's decision reinstating plaintiffs' tortuous interference with contract claim on the basis of intervening case law from a Federal Appeals Court. On August 22, 2002, the Court granted the Company's motion for summary judgment dismissing plaintiffs' remaining two claims for tortuous interference with contractual relations and tortuous interference with prospective business relations. Previously, on May 14, 2001, the Court dismissed plaintiffs other two claims. On August 26, 2002, the Court granted judgment to the Company dismissing plaintiffs' complaint in its entirety. Plaintiffs have appealed the dismissal of the complaint and various other rulings of the Court.

        On March 29, 2001, the Company and its then general counsel, Clive Cummis sued thirty individual Tribal members in the Supreme Court of the State of New York in the case of Park Place Entertainment Corp., et al. vs. Marlene Arquette, et al., alleging malicious defamation and prima facie tort in connection with the individuals' purported "Tribal Court" proceedings and media publication of their purported "default judgment" against the Company, all of which the Company believes has been injurious to the good name and reputation of the plaintiffs and seeks compensatory damages in an amount to be proved at trial (plus interest, costs and disbursements including reasonable attorney fees), as well as unspecified punitive damages. Defendants asserted a counterclaim alleging the action was commenced in violation of New York's Civil Rights Law. Defendant Michael Rhodes-Devey moved to change venue to Franklin County, New York and to dismiss the complaint. By order dated November 14, 2001, the Court granted the change of venue motion and denied without prejudice the motion to dismiss. Plaintiffs moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, defendants cross-moved to dismiss the complaint. By Decision and Order dated September 9, 2002, the Court denied defendants' motion to dismiss the complaint and plaintiffs' cross-motion to dismiss the counterclaim.

        On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion "Tribal Court" default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported "Tribal Court" in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior, Bureau of Indian Affairs ("BIA"). The parties have made cross-motions for summary judgment.

        On October 15, 2001, Scutti Enterprises, LLC ("Scutti") filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti's efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe's reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortuous interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court's dismissal of plaintiff's claims for tortuous interference with contractual relations. On November 26, 2002, the Court denied plaintiff's motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court's dismissal of the action, affirming the dismissal of Scutti's claim for tortuous interference with contractual relations, and vacating the dismissal of Scutti's claim for tortuous interference with prospective business relations and remanding the case to the District Court regarding only that claim.

        On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as "games of chance," approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs' claims to invalidate the Legislature's authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. The court has set a briefing schedule for cross-motions for summary judgment.

Other

        For certain of our legal proceedings arising out of the ordinary course of our business, verdicts have been returned against us. We believe that we have a valid basis to appeal the verdicts and do not believe that the ultimate financial impact of these matters is currently both probable and estimable, and accordingly, no accruals for these matters have been recorded in the financial statements as of December 31, 2002. We may at any time consider it advantageous to negotiate a settlement of any of these matters, and we will record any financial impact of such settlements when the amount is probable and estimable.

Note 16. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(dollars in millions, except per share amounts)
Year Ended December 31, 2002
Revenues(1)	$1,143	$1,192	$1,211	$1,106	$4,652
Operating income	159	190	162	59	570
Income (loss) before cumulative effect of accounting change	40	96	40	(21)	155
Net income (loss)(2)	(939)	96	40	(21)	(824)
Income (loss) before cumulative effect of accounting change per share
Basic(3)	0.13	0.32	0.13	(0.07)	0.51
Diluted(3)	0.13	0.31	0.13	(0.07)	0.51
Income (loss) per share
Basic(3)	(3.11)	0.32	0.13	(0.07)	(2.74)
Diluted(3)	(3.09)	0.31	0.13	(0.07)	(2.71)
Year Ended December 31, 2001
Revenues(1)	$1,144	$1,158	$1,177	$1,102	$4,581
Operating income (loss)	184	179	(18)	62	407
Net income (loss)	45	48	(101)	(16)	(24)
Basic EPS(3)	0.15	0.16	(0.34)	(0.05)	(0.08)
Diluted EPS(3)	0.15	0.16	(0.34)	(0.05)	(0.08)

(1)
As discussed in Note 2, the Company changed its presentation of equity in earnings of unconsolidated affiliates beginning with the third quarter of 2002. The revenues shown above differ from those previously reported on Form 10-Q because of this reclassification. Operating income (loss) and net income (loss) were not affected.

(2)
In connection with the implementation of SFAS No. 142, the Company recorded an impairment charge of $979 million which was recorded as a cumulative effect of accounting change in the first quarter of 2002. Effective January 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142

(3)
The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

        We incorporate by reference the information appearing under "Directors and Executive Officers" in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 2002 and forwarded to stockholders prior to the Company's 2003 Annual Meeting of Stockholders.

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

Item 14. CONTROLS AND PROCEDURES

        (a)  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act)) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

        (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statement Schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year ended December 31,	Balance at beginning of year	Charged to Costs and Expenses	Deductions	Balance at end of year
2000
Allowance for doubtful accounts	124	77	82	119
2001
Allowance for doubtful accounts	119	91	97	113
2002
Allowance for doubtful accounts	113	52	69	96

(a)(2) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, the Registrant, Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended June 30, 1998 of Hilton Hotels Corporation).
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
4.12
Indenture dated as of May 14, 2001 by and among the Registrant and Wells Fargo Bank Minnesota, N.A., with respect to the 8.125% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the Commission on June 7, 2001).
4.13
Indenture dated as of August 22, 2001 by and among the Registrant and Wells Fargo Bank Minnesota, N.A., with respect to the 7.50% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the Commission on September 21, 2001).
4.14
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
4.16
Amended and Restated Short Term Credit Agreement dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Co-Documentation Agents referred to therein, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2002).
4.17
Multi-Year Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Co-Documentation Agents, and Syndication Agent referred to therein, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2001).
4.18
Amendment No. 4 to Five Year Credit Agreement dated as of November 5, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.19 of the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
4.19
Amendment No. 5 to Five Year Credit Agreement, dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2002).

4.20	Amendment No. 1 to the Multi-Year Credit Agreement, dated November 5, 2001 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent.
4.21
Amendment No. 2 to the Multi-Year Credit Agreement dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 14, 2002.)
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

10.10
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
10.22
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
10.24
Employment Agreement between the Registrant and Stephen F. Bollenbach (incorporated by reference to Exhibit 99.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on January 8, 1999).*
10.25
Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-8 of the Registrant filed with the Commission on June 15, 2000).*
10.26
Amended and Restated Park Place Entertainment Corporation Employee Stock Purchase Plan, effective July 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.27
Park Place Entertainment Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 dated December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001, (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Commission on July 31, 2001).*
10.28
Hotel Sales Agreement between LVH Corporation (a subsidiary of the Registrant) and Las Vegas Convention Hotel, LLC, dated as of July 11, 2000 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 14, 2000).
10.29
Employment Agreement between the Registrant and Thomas Gallagher dated as of October 23, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K filed with the Commission on March 29, 2001. Amendment, dated April 29, 2002, to the Employment Agreement between the Registrant and Thomas E. Gallagher, dated October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 14, 2002); and Confidential Separation Agreement and Mutual Release, dated November 19, 2002, between Thomas Gallagher and the Registrant).*
10.30	Employment Agreement between the Registrant and Wallace Barr, dated as of November 19, 2002.*

10.31
Executive Employment Agreement between the Registrant and Scott A. LaPorta, dated as of January 1, 1999 and Agreement between the Registrant and Scott A. LaPorta, dated as of January 30, 2002. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.32
Executive Employment Agreement between the Registrant and Clive S. Cummis, dated as of January 1, 1999 and Agreement between the Registrant and Clive S. Cummis, dated as of December 31, 2001. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.33
Park Place Entertainment Corporation Supplemental Retention Plan and form of Supplement Retention Plan Rights Agreement. (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.34
Employment Agreement between the Registrant and Kim Sinatra, dated February 1, 2002. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002). Final Separation Agreement and General Release of Kimmarie Sinatra, effective as of January 31, 2003, between Registrant and Kimmarie Sinatra.
10.35
Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan as Restated and Amended effective January 1, 2000. (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002). The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002.*
10.36
Park Place Entertainment Corporation Executive Death Benefit Plan. (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.37
Park Place Entertainment Corporation Directors' Retirement Benefit Plan. (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.38
Change of Control Agreement between Registrant and Wallace Barr, dated November 1, 2001. (incorporated by reference to Exhibit 10.43 to the Annual Report on form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.39
Change of Control Agreement between Registrant and Kim Sinatra, dated March 25, 2002. (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.40
Employment Agreement between Registrant and Harry C. Hagerty, III, dated as of March 14, 2002. (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.41
Change of Control Agreement between Registrant and Harry C. Hagerty, III, dated March 25, 2002. (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002).
10.42	Employment Agreement dated February 1, 2003 between the Registrant and Bernard E. DeLury, Jr.*

21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K

        On November 1, 2002, the Company filed a Current Report on Form 8-K dated October 24, 2002. The Company reported under "Items 5 and 7" its press release reporting the Company's financial results for the quarter ended September 30, 2002.

        On November 20, 2002, the Company filed a Current Report on Form 8-K dated November 19, 2002. The Company reported under "Items 5 and 7" its press release announcing the appointment of Wallace R. Barr as President and Chief Executive Officer of the Company and the resignation of Thomas E. Gallagher as President, Chief Executive Officer and a member of the Company's Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION
	By:	/s/ BERNARD E. DELURY, JR. Bernard E. DeLury, Jr. Senior Vice President, Secretary and General Counsel
Dated: March 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ WALLACE R. BARR Wallace R. Barr	President and Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2003
/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board	March 26, 2003
/s/ CLIVE S. CUMMIS Clive S. Cummis	Vice Chairman	March 26, 2003
/s/ A. STEVEN CROWN A. Steven Crown	Director	March 26, 2003
/s/ BARBARA COLEMAN Barbara Coleman	Director	March 26, 2003
/s/ PETER G. ERNAUT Peter G. Ernaut	Director	March 26, 2003
/s/ BARRON HILTON Barron Hilton	Director	March 26, 2003

/s/ ERIC M. HILTON Eric M. Hilton	Director	March 26, 2003
/s/ PAUL X. KELLEY Paul X. Kelley	Director	March 26, 2003
/s/ GILBERT L. SHELTON Gilbert L. Shelton	Director	March 26, 2003
/s/ HARRY C. HAGERTY, III Harry C. Hagerty, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

I, Wallace R. Barr, certify that:

1.
I have reviewed this annual report on Form 10-K of Park Place Entertainment Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ WALLACE R. BARR
Wallace R. Barr President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Section 302 Certification

I, Harry C. Hagerty, III certify that:

1.
I have reviewed this annual report on Form 10-K of Park Place Entertainment Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty, III Executive Vice President and Chief Financial Officer

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
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER Section 302 Certification
CERTIFICATION OF PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Section 302 Certification