Form 10-Q
period 2003-03-31
PARK PLACE ENTERTAINMENT CORP
filed 2003-05-15
CIK 1070794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

(702) 699-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 1, 2003
Common Stock, par value $0.01 per share	301,138,712

PARK PLACE ENTERTAINMENT CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

(unaudited)

	March 31, 2003	December 31, 2002

Assets
Cash and equivalents	$323	$351
Accounts receivable, net	179	185
Inventory, prepaids, and other	136	138
Income taxes receivable	—	3
Deferred income taxes	104	100
Total current assets	742	777

Investments	147	143
Property and equipment, net	7,609	7,649
Goodwill	834	834
Other assets	276	271
Total assets	$9,608	$9,674

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$577	$690
Current maturities of long-term debt	1	325
Total current liabilities	578	1,015

Long-term debt, net of current maturities	4,859	4,585
Deferred income taxes, net	1,050	1,023
Other liabilities	113	94
Total liabilities	6,600	6,717

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 400.0 million shares authorized, 323.9 million and 323.7 million shares issued at March 31, 2003 and December 31, 2002, respectively	3	3
Additional paid-in capital	3,803	3,801
Accumulated deficit	(528)	(569)
Accumulated other comprehensive loss	(8)	(16)
Common stock in treasury at cost, 23.1 million shares at March 31, 2003 and December 31, 2002	(262)	(262)
Total stockholders’ equity	3,008	2,957
Total liabilities and stockholders’ equity	$9,608	$9,674

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenues
Casino	$805	$819
Rooms	148	136
Food and beverage	119	114
Other revenue	71	74
	1,143	1,143
Expenses
Casino	426	443
Rooms	47	43
Food and beverage	108	98
Other expense	282	278
Depreciation and amortization	115	117
Pre-opening expense	1	—
Corporate expense	17	17
	996	996

Equity in earnings of unconsolidated affiliates	9	12

Operating income	156	159

Interest income	2	1
Interest expense, net of interest capitalized	(83)	(88)
Interest expense, net from unconsolidated affiliates	(2)	(2)

Income before income taxes, minority interest and cumulative effect of accounting change	73	70
Provision for income taxes	31	28
Minority interest, net	1	2

Income before cumulative effect of accounting change	41	40

Cumulative effect of accounting change	—	(979)

Net income (loss)	$41	$(939)

Basic earnings (loss) per share
Income before cumulative effect of accounting change	$0.14	$0.13
Cumulative effect of accounting change	—	(3.24)
Net income (loss) per share	$0.14	$(3.11)

Diluted earnings (loss) per share
Income before cumulative effect of accounting change	$0.14	$0.13
Cumulative effect of accounting change	—	(3.22)
Net income (loss) per share	$0.14	$(3.09)

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three months ended March 31,
	2003	2002
Operating activities
Net income (loss)	$41	$(939)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115	117
Cumulative effect of accounting change	—	979
Change in working capital components	(99)	(5)
Change in deferred income taxes	23	10
Other	18	(1)
Net cash provided by operating activities	98	161

Investing activities
Capital expenditures	(68)	(64)
Other	(2)	—
Net cash used in investing activities	(70)	(64)

Financing activities
Reduction in Credit Facilities	(50)	(469)
Proceeds from issuance of notes	—	375
Proceeds from exercise of stock options	2	4
Other	(8)	(7)
Net cash used in financing activities	(56)	(97)

Decrease in cash and equivalents	(28)	—
Cash and equivalents at beginning of period	351	328

Cash and equivalents at end of period	$323	$328

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$108	$97
Income taxes, net of refunds	$4	$1

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  The Company

Park Place Entertainment Corporation (“Park Place” or the “Company”), a Delaware corporation, was formed in June 1998. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates and consolidates seventeen wholly owned casino hotels located in the United States; of which eight are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages the casino operations of Caesars Palace at Sea on two cruise ships; and manages two partially owned casinos in Nova Scotia, Canada and owns and consolidates a hotel operation at one of those casinos. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

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

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

The condensed consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

Stock-Based Compensation

At March 31, 2003, the Company has Stock Incentive Plans and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s Stock Incentive Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2002

Net income (loss), as reported	$41	$(939)
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(3)	(3)
Pro forma net income (loss)	$38	$(942)

Earnings (loss) per share:
Basic, as reported	$0.14	$(3.11)
Basic, pro forma	$0.13	$(3.12)

Diluted, as reported	$0.14	$(3.09)
Diluted, pro forma	$0.13	$(3.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2003 and 2002, respectively: dividend yield of zero percent for each period; expected volatility of 40 percent for each period; risk-free interest rates of 3.29 and 4.64 percent and expected life of six years for each of the options granted

Note 3.  Goodwill and Other Intangible Assets – Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142

On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).  In accordance with the initial adoption of SFAS No. 142, each property with assigned goodwill was valued as an operating entity.

The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill.  The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method.  Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million as a cumulative effect of accounting change in the first quarter of 2002.

Note 4.  Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  The basic weighted-average number of common shares outstanding for the three months ended March 31, 2003 and 2002 was 301 million and 302 million, respectively.  Diluted EPS reflects the effect of assumed stock option exercises.  The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 1 million and 2 million for the three months ended March 31, 2003 and 2002, respectively.

Note 5.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity.  Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows (in millions):

	Three months ended March 31,
	2003	2002
Net income (loss)	$41	$(939)
Currency translation adjustment	8	—
Comprehensive income (loss)	$49	$(939)

Note 6.  Long-Term Debt

Long-term debt is as follows (in millions):

	March 31, 2003	December 31, 2002
Senior and senior subordinated notes, net of unamortized discount of $4 million and $5 million for 2003 and 2002, respectively	$3,471	$3,470
Credit facilities	1,385	1,435
Other	4	5
	4,860	4,910
Less current maturities	(1)	(325)
Net long-term debt	$4,859	$4,585

The Company has two principal credit facilities, collectively known as the “Credit Facilities.” The first is a 364-day revolving facility expiring in August 2003 with total availability of $700 million.  No amounts were outstanding under the 364-day facility at March 31, 2003.  The second facility is a $2.0 billion five-year facility, which matures December 2003, with a $1.4 billion two-year extension upon expiration or voluntary termination of the existing five-year facility.

The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 4.75 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of March 31, 2003. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues. The maximum leverage ratio covenant adjusts to 4.50 to 1.00 for each of the quarterly testing periods ending September 30, 2003 and thereafter.  The minimum interest coverage ratio will remain 2.75 to 1.00 for subsequent quarterly testing periods. As of March 31, 2003, the Company was in compliance with the applicable covenants.

In April 2003, the Company pre-funded its $300 million 7.95 percent senior notes which will be redeemed in August 2003 (the “7.95 percent Notes”) with the issuance of $300 million 7.0 percent senior notes due April 2013.  Because the Company has both the intent and the ability to refinance the 7.95 percent Notes, it has classified the 7.95 percent Notes as long-term as of March 31, 2003 in the accompanying condensed consolidated balance sheets.

The Company issued the $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors in April 2003.  The Company intends to exchange these notes for notes registered under the Securities Act of 1933, as amended.  The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes.  The notes are unsecured obligations, rank equal with the Company’s other senior indebtedness and are senior to all the Company’s junior indebtedness.  Pending the payoff of the 7.95 percent Notes in August 2003, proceeds from this offering were used to reduce borrowings under the Credit Facilities.

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

Saint Regis Mohawk Tribe

The Company entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York.  The Company paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York.  In November 2001, the parties entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher’s Country Club in Thompson, New York in return for a management fee equal to 30 percent of ebitda, as defined in the agreement.  The management agreement is subject to the approval of the National Indian Gaming Commission (the “NIGC”).

The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million.  Upon approval of the Bureau of Indian Affairs (the “BIA”), approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

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

On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development.

The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company.  Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.”  While the Company believes that it will prevail on these various litigations, there can be no assurance that it will and, if it does not prevail, there can be no assurance that the damages assessed against the Company would be immaterial to the Company.

These lawsuits are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and such summaries will be updated as warranted.

Other

For certain of the Company’s legal proceedings arising out of the ordinary course of its business, verdicts have been returned against the Company. The Company believes that it has a valid basis to appeal the verdicts and does not believe that the ultimate financial impact of these matters is currently both probable and estimable, and accordingly, no accruals for these matters have been recorded in the financial statements as of March 31, 2003.  The Company may at any time consider it advantageous to negotiate a settlement of any of these matters, and will record any financial impact of such settlements when the amount is probable and estimable.

Baluma Holdings, S.A.

Over the past several years, the Company has provided capital (in the form of loans) to Baluma Holdings, S.A. (“Holdings”), the ultimate parent of Baluma, S.A. (“Baluma,” the entity that owns the Conrad Punta del Este (the “Resort”), in Punta del Este, Uruguay). Two promissory notes (the “Baluma Loans”), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma.  Baluma is heavily indebted, and a restructuring of its debts is needed.  The Company has not recorded any impairment losses against its investments in Baluma and Holdings. Only after a restructuring is completed will the Company be able to compare the value of its reorganized investments to their historical cost. Although the Company enjoys a very senior position as creditor, it is nevertheless possible that the Company will have to recognize an impairment loss upon reorganization. The Company intends to continue to operate the Resort pursuant to the management agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our results of operations include the following properties whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace	Bally’s Atlantic City	Grand Casino Biloxi	Casino Nova Scotia Halifax
Paris Las Vegas	Caesars Atlantic City	Grand Casino Gulfport	Casino Nova Scotia Sydney
Bally’s Las Vegas	Atlantic City Hilton	Grand Casino Tunica	Conrad Punta del Este (2)
Flamingo Las Vegas	Dover Downs (1)	Sheraton Casino Hotel	Casino Windsor (3)
Las Vegas Hilton		Bally’s Casino Tunica	Caesars Gauteng (2)
Caesars Tahoe		Caesars Indiana	Conrad Jupiters (1)
Reno Hilton		Bally’s New Orleans	Conrad Treasury (1)
Flamingo Laughlin			Caesars Palace at Sea

(1)	These are properties from which our sole source of income is management fees.

(2)

These are properties which we manage and in which we have a 50 percent or less ownership interest.  They are accounted for under the equity method.  We exercise significant influence over these properties due to our ownership percentages, board representation and management agreements.

(3)	This is a property in which we own 50 percent of a company that manages the casino hotel complex and our investment in that management company is accounted for under the equity method.

Comparison of Three Months Ended March 31, 2003 and 2002

A summary of our consolidated net revenue and earnings for the three months ended March 31, 2003 and 2002 is as follows (in millions, except per share amounts):

	Three months ended March 31,
	2003	2002
Net revenue	$1,143	$1,143
Operating income	156	159
Income before cumulative effect of accounting change	41	40
Cumulative effect of accounting change – goodwill	—	(979)
Net income (loss)	41	(939)
Basic and diluted earnings per share before cumulative effect of accounting change	0.14	0.13
Basic earnings (loss) per share	0.14	(3.11)
Diluted earnings (loss) per share	0.14	(3.09)

Other operating data:
Cash provided by operating activities	$98	$161
Cash used in investing activities	(70)	(64)
Cash used in financing activities	(56)	(97)

We are in the business of operating casino hotels.  Our primary sources of revenue consist of casino operations, room rentals, and food and beverage sales.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities.  Table games generally include Blackjack (or Twenty One), Craps, Baccarat and Roulette.  Other gaming activities include Keno, Poker and Race and Sports.  Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons on a casino table game or slot machine.  “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won.  Hold is derived by dividing the amount won by the casino by the amount wagered by patrons.  Casino revenue is recognized at the end of each gaming day.

Room revenues are derived from rooms and suites rented to guests.  “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day.  “Occupancy percentage” defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available.  Room revenue is recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino hotels, including restaurants, room service and banquets.  Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest.

We recorded net income of $41 million and diluted earnings per share of $0.14 for the three months ended March 31, 2003, compared with net income before a cumulative effect of accounting change of $40 million and diluted earnings per share of $0.13 for the three months ended March 31, 2002.  The adoption of SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets,” on January 1, 2002 required that we no longer amortize goodwill and that we compare the fair value of our operating entities with goodwill to the book value of those entities in order to determine if an impairment of our goodwill existed.  Based on this analysis, we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002.  Including this cumulative effect of accounting change, we reported a net loss of $939 million or a diluted loss per share of $3.09 for the first quarter ended March 31, 2002.  Our results for the first quarter of 2003 reflect a strong performance in the Western Region offset by the effects of poor weather during February in the Eastern Region and poor weather coupled with higher gaming taxes at Caesars Indiana.

Casino

Consolidated casino revenues decreased $14 million to $805 million for the three months ended March 31, 2003, compared to $819 million recorded for the three months ended March 31, 2002. Casino revenue in the Western Region increased $3 million for the quarter, which was comprised of an $8 million increase at Caesars Palace and a $5 million decrease at our other Western Region properties. The improvement at Caesars Palace was a result of increased table volumes and a more normalized table hold percentage as compared to the 2002 period. Casino revenue in the Eastern Region decreased $8 million on lower gaming volumes as a result of severe winter storms during the month of February. In the Mid-South Region, casino revenue was down $8 million compared to the prior year due to continued competition at our Mississippi properties.

Our consolidated casino operating margin increased to 47 percent for the three months ended March 31, 2003 compared to 46 percent for the three months ended March 31, 2002.

Rooms

	Average Daily Rate		Occupancy Percentage
	Three months ended March 31,		Three months ended March 31,
	2003	2002	2003	2002
Western Region	$99	$94	90%	89%
Eastern Region	$78	$80	95%	96%
Mid-South Region	$55	$57	89%	90%

Consolidated room revenues increased nine percent to $148 million for the three months ended March 31, 2003 compared to $136 million recorded for the three months ended March 31, 2002.  The increase is mainly attributable to increased occupancy and average daily rates in the Western Region, particularly in Las Vegas. The average daily rate in the Western Region increased $5 to $99 for the three months ended March 31, 2003, when compared to the same period of last year.  Additionally, the Western Region benefited from an increase in occupancy percentage from 89 percent to 90 percent for the three months ended March 31, 2003.

The consolidated room operating margin for the quarter ended March 31, 2003 was 68 percent, the same as the quarter ended March 31, 2002.

Food and Beverage

Consolidated food and beverage revenues increased $5 million to $119 million for the three months ended March 31, 2003. The increase is primarily attributable to the Western Region where banquet revenues increased over the prior year’s first quarter.

The consolidated food and beverage operating margin for the quarter ended March 31, 2003 was 9 percent compared to 14 percent for the quarter ended March 31, 2002.  The decrease is partially attributable to increased salaries and benefits and new union benefits effective in 2003.

Other

Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino hotels.

Consolidated other revenues decreased slightly to $71 million for the three months ended March 31, 2003 as compared to $74 million for the three months ended March 31, 2002.  The decrease is principally due to decreases in entertainment revenues.

Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels.  Consolidated other expenses increased $4 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Pre-opening Expense

Pre-opening expense of $1 million for the three months ended March 31, 2003 was related to the opening of, and advertising for, “A New Day…,” a show featuring Celine Dion which opened in The

Colosseum at Caesars Palace in March 2003.

Corporate Expense

Corporate expense remained consistent at $17 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased to $115 million for the three months ended March 31, 2003 compared to $117 million for comparable period of 2002.  The reduction was due to the write-down of the value of our New Orleans property as well as certain short-lived equipment becoming fully depreciated before it was replaced.

Net Interest Expense

Consolidated net interest expense decreased $6 million to $83 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in net interest expense was attributable to lower debt balances and lower average interest rates on our borrowings. Capitalized interest was $2 million for the three months ended March 31, 2003 and 2002.

Equity in Earnings of Unconsolidated Affiliates

The decrease in equity in earnings of unconsolidated affiliates for the quarter ended March 31, 2003, primarily relates to the sale of our equity interest in Jupiters Limited in April 2002.  Prior to the sale we recognized equity in earnings of Jupiters Limited.

Income Taxes

The effective income tax rates for the three months ended March 31, 2003 and 2002 were 42.5 percent and 40.0 percent, respectively.  The increase in our effective income tax rate is primarily due to increases in permanent book-tax differences and state income taxes.  Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes.

Other Operating Developments

We believe that our operating results reflect the impact of weakened consumer spending and, to a lesser extent, the military operations in Iraq which began in the first quarter of 2003.  Our property managers responded to the lower gaming volumes by reducing costs and increasing revenue in other segments of our business, primarily hotel.  Additionally, we continued to closely examine our cost structure though our Work Smart program, which in the first quarter achieved an additional $15 million in operational savings, which were offset by increased expenses in other areas.  We are hoping for economic improvement, but we are not expecting a recovery in consumer sentiment this year.  Substantial risks still exist related to the economy, consumer confidence, as well as concerns over Severe Acute Respiratory Syndrome (“SARS”) and proposed increased taxation in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2003, we had cash and cash equivalents of $323 million, which is primarily cash in our casinos used to fund our daily operations.  In addition, at March 31, 2003, approximately $1.3 billion was undrawn under our credit facilities.  We expect to finance our operations and capital expenditures through cash flows from operations, existing cash balances, borrowings under our credit facilities, and capital market transactions.

Investing Activities

For the three months ended March 31, 2003, net cash used in investing activities was $70 million, consisting principally of $68 million of capital expenditures. Our capital expenditures include maintenance capital expenditures which are those long-lived assets required to maintain our properties in good operating condition.  Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, and other similar items.  Additionally, our capital expenditures include expansion projects funded during the period, which include a new restaurant and nightclub at Paris/Bally’s, and additional attractions and amenities at Caesars.

The Company discusses its capital expenditure program in terms of a capital expenditure “backlog,” which is defined as all capital expenditures approved by the Company’s Board of Directors less amounts that have actually been spent on those projects.  At December 31, 2002, the capital expenditure backlog was $623 million.  Of this amount, approximately $60 million associated with the Saint Regis Mohawk Casino project in Sullivan County, New York will not be spent unless the New York State Court of Appeals rules favorably in the pending case challenging the constitutionality of New York State’s casino statute.  As of March 31, 2003, our current backlog of capital expenditures was $552 million.  Notwithstanding the amount of the capital backlog, we expect to spend $450 to $500 million of the backlog this year, largely on maintenance projects throughout the Company and on the completion of projects underway at Caesars Palace.

Financing Activities

During the three months ended March 31, 2003, we reduced our aggregate debt by $50 million.

The Company has two principal credit facilities, collectively known as the “Credit Facilities.” The first is a 364-day revolving facility expiring in August 2003 with total availability of $700 million.  No amounts were outstanding under the 364-day facility at March 31, 2003.  The second facility is a $2.0 billion five-year facility, which matures December 2003, with a $1.4 billion two-year extension upon expiration or voluntary termination of the existing five-year facility.

The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 4.75 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of March 31, 2003. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues. The maximum leverage ratio covenant adjusts to 4.50 to 1.00 for each of the quarterly testing periods ending September 30, 2003 and thereafter.  The minimum interest coverage ratio will remain 2.75 to 1.00 for subsequent quarterly testing periods. As of March 31, 2003, the Company was in compliance with the applicable covenants.

Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities), or as competitive bid loans. We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future.  We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating; this margin is adjusted quarterly.  At March 31, 2003, our effective all-in borrowing cost of LIBOR advances under the five-year credit facility was LIBOR plus 127.5 basis points.

In April 2003, we pre-funded our $300 million 7.95 percent senior notes which will be redeemed in August 2003 (the “7.95 percent Notes”) with the issuance of $300 million 7.0 percent senior notes due April 2013.  Because we have both the intent and the ability to refinance the 7.95 percent Notes, we have classified the 7.95 percent Notes as long-term as of March 31, 2003 in the accompanying condensed consolidated balance sheets.

We issued the $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors in April 2003.  We intend to exchange these notes for notes registered under the Securities Act of 1933, as amended.  The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes.  The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all the Company’s junior indebtedness.  Pending the payoff of the 7.95 percent Notes in August 2003, proceeds from this offering were used to reduce borrowings under the Credit Facilities.

SAINT REGIS MOHAWK TRIBE

We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York.  We paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York.  In November 2001, the parties entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher’s Country Club in Thompson, New York in return for a management fee equal to 30 percent of ebitda, as defined in the agreement.  The management agreement is subject to the approval of the National Indian Gaming Commission (the “NIGC”).

We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million.  Upon approval of the Bureau of Indian Affairs (the “BIA”), approximately 66 acres will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

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

On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development.

The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company.  Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.”  While the Company believes that it will prevail on these various litigations, there can be no assurance that it will and, if it does not prevail, there can be no assurance that the damages assessed against the Company would be immaterial to the Company.

These lawsuits are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and such summaries will be updated as warranted.

BALUMA HOLDINGS, S.A.

Over the past several years, we have provided capital (in the form of loans) to Baluma Holdings, S.A. (“Holdings”), the ultimate parent of Baluma, S.A. (“Baluma,” the entity that owns the Conrad Punta del Este Resort & Casino (the “Resort”), in Punta del Este, Uruguay).  Two promissory notes (the “Baluma Loans”), aggregating $80 million in principal, matured on July 31, 2002.  The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all of the assets comprising the Resort and on the stock of Baluma.  Baluma is heavily indebted, and a restructuring of its debts is needed.  We have not recorded any impairment losses against our investments in Baluma and Holdings.  Only after a restructuring is completed will we be able to compare the value of our reorganized investments to their historical cost.  Although we enjoy a very senior position as creditor, it is nevertheless possible that we will have to recognize an impairment loss upon reorganization. We intend to continue to operate the Resort pursuant to a management agreement.

SIGNIFICANT ACCOUNTING POLICIES

A description of the Company's significant accounting policies and estimates can be found in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to those policies or estimates as of March 31, 2003.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the United States Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  We have based these forward-looking statements on our current expectations about future events.  The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to the financial condition, results of operations, future performance and business of the Company including:

•        statements relating to our business strategy; and

•        our current and future development plans.

Further, statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning may identify forward-looking statements.  These statements reflect our judgment on the date they are made and we undertake no duty to update such statements in the future.  Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.  From time to time, oral or written forward-looking statements are included in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Although we believe that the expectations in these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect.  This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors will be important in determining the Company’s future performance.  Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements.  In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company’s business includes factors that management believes could cause Park Place’s actual results to differ materially from expected and historical results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

•             The Company’s operations are affected by changes in local and national general economic and market conditions in the locations where those operations are conducted and where customers live.

•             Our ability to meet our debt service obligations will depend on our future performance, which will be subject to many factors that are beyond our control.

•             Our Nevada properties are adversely affected by disruptions in air travel.

•             The Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotel and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. Additionally, the establishment of new large-scale gaming operations on Native American lands in the states of New York and California could adversely affect the operations of the Company’s properties in Atlantic City and Nevada.

•             The Company’s gaming operations are highly regulated by governmental authorities. We will also become subject to regulation in any other jurisdiction where the Company conducts gaming in the future.

•             Our properties face a variety of risks which may result in loss.  Specifically, several of our properties are located in areas that are subject to adverse weather.  In addition, all of our properties could be considered at risk for terrorist or other hostile acts.

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

(a)  Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Park Place Entertainment Corporation.

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Park Place Entertainment Corporation.

(b)	Reports on Form 8-K

On February 6, 2003, the Company filed a Form 8-K, dated February 6, 2003. This Form 8-K contains our earnings release for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION
(Registrant)

Date: May 15, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ WALLACE R. BARR
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ HARRY C. HAGERTY, III
Harry C. Hagerty, III
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)