Form 10-Q
period 2003-06-30
PARK PLACE ENTERTAINMENT CORP
filed 2003-08-14
CIK 1070794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-14573

PARK PLACE ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	88-0400631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3930 Howard Hughes Parkway Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 1, 2003
Common Stock, par value $0.01 per share	301,973,543

PARK PLACE ENTERTAINMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

(unaudited)

	June 30, 2003	December 31, 2002

Assets
Cash and equivalents	$286	$351
Accounts receivable, net	173	185
Inventory, prepaids, and other	136	138
Income taxes receivable	—	3
Deferred income taxes	99	100
Total current assets	694	777

Investments	163	143
Property and equipment, net	7,588	7,649
Goodwill	834	834
Other assets	283	271
Total assets	$9,562	$9,674

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$605	$690
Current maturities of long-term debt	1	325
Total current liabilities	606	1,015

Long-term debt, net of current maturities	4,739	4,585
Deferred income taxes, net	1,042	1,023
Other liabilities	113	94
Total liabilities	6,500	6,717

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 400.0 million shares authorized, 324.4 million and 323.7 million shares issued at June 30, 2003 and December 31, 2002, respectively	3	3
Additional paid-in capital	3,807	3,801
Accumulated deficit	(487)	(569)
Accumulated other comprehensive income (loss)	1	(16)
Common stock in treasury at cost, 23.1 million shares at June 30, 2003 and December 31, 2002	(262)	(262)
Total stockholders’ equity	3,062	2,957
Total liabilities and stockholders’ equity	$9,562	$9,674

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Casino	$838	$850	$1,643	$1,669
Rooms	149	148	297	284
Food and beverage	126	120	245	234
Other revenue	74	74	145	148
	1,187	1,192	2,330	2,335
Expenses
Casino	436	430	862	873
Rooms	49	46	96	89
Food and beverage	115	105	223	203
Other expense	296	290	578	568
Depreciation and amortization	118	119	233	236
Pre-opening expense	—	—	1	—
Corporate expense	17	17	34	34
	1,031	1,007	2,027	2,003
Equity in earnings of unconsolidated affiliates	2	5	11	17

Operating income	158	190	314	349
Interest income	—	1	2	2
Interest expense, net of interest capitalized	(87)	(88)	(170)	(176)
Interest expense, net from unconsolidated affiliates	(1)	(3)	(3)	(5)
Investment gain	—	44	—	44

Income before income taxes, minority interest and cumulative effect of accounting change	70	144	143	214
Provision for income taxes	29	47	60	75
Minority interest, net	—	1	1	3
Income before cumulative effect of accounting change	41	96	82	136

Cumulative effect of accounting change	—	—	—	(979)
Net income (loss)	$41	$96	$82	$(843)

Basic earnings (loss) per share
Income before cumulative effect of accounting change	$0.14	$0.32	$0.27	$0.45
Cumulative effect of accounting change	—	—	—	(3.24)
Net income (loss)	$0.14	$0.32	$0.27	$(2.79)

Diluted earnings (loss) per share
Income before cumulative effect of accounting change	$0.14	$0.31	$0.27	$0.45
Cumulative effect of accounting change	—	—	—	(3.21)
Net income (loss)	$0.14	$0.31	$0.27	$(2.76)

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six months ended June 30,
	2003	2002
Operating activities
Net income (loss)	$82	$(843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	233	236
Investment gain	—	(44)
Cumulative effect of accounting change	—	979
Change in working capital components:
Accounts receivable, net	12	30
Inventory, prepaids, and other	5	(23)
Accounts payable and accrued expenses	(86)	(21)
Income taxes payable/receivable	3	50
Change in deferred income taxes	20	13
Other	6	(9)
Net cash provided by operating activities	275	368

Investing activities
Capital expenditures	(159)	(162)
Proceeds from sale of investment	—	120
Change in investments	(25)	—
Other	10	(5)
Net cash used in investing activities	(174)	(47)

Financing activities
Change in Credit Facilities	(470)	(424)
Payments on notes	—	(300)
Proceeds from issuance of notes	300	368
Purchases of treasury stock	—	(3)
Proceeds from exercise of stock options	6	8
Other	(2)	—
Net cash used in financing activities	(166)	(351)

Decrease in cash and equivalents	(65)	(30)
Cash and equivalents at beginning of period	351	328

Cash and equivalents at end of period	$286	$298

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$163	$171
Income taxes, net of refunds	$33	$13

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  The Company

Park Place Entertainment Corporation (“Park Place” or the “Company”), a Delaware corporation, was formed in June 1998. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company currently are conducted under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company operates and consolidates seventeen wholly owned casino hotels located in the United States; of which eight are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages the casino operations of Caesars Palace at Sea on three cruise ships; and manages and consolidates two majority owned casinos in Nova Scotia. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

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

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six month periods ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

The condensed consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income (loss).

Recently Issued Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company has determined that SFAS No. 150 will not have a material impact on its financial position and results of operations.

Stock-Based Compensation

The Company has Stock Incentive Plans and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The compensation expense associated with the Supplemental Retention Plan, which is described in the Company’s Annual Report of Form 10-K, was $1 million for the three months and six months ended June 30, 2003 and 2002, respectively. Had compensation cost for the Company’s Stock Incentive Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$41	$96	$82	$(843)
Add: Total stock-based employee compensation expense included in reported net income, net of related taxes	1	1	1	1
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(4)	(5)	(7)	(8)
Pro forma net income (loss)	$38	$92	$76	$(850)

Earnings (loss) per share:
Basic, as reported	$0.14	$0.32	$0.27	$(2.79)
Basic, pro forma	$0.13	$0.30	$0.25	$(2.81)

Diluted, as reported	$0.14	$0.31	$0.27	$(2.76)
Diluted, pro forma	$0.13	$0.30	$0.25	$(2.79)

Note 3.  Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

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

Note 4.  Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  The basic weighted-average number of common shares outstanding for the three months ended June 30, 2003 and 2002 was 301 million and 302 million, respectively, and 301 million and 302 million for the six months ended June 30, 2003 and 2002, respectively.  Diluted EPS reflects the effect of assumed stock option exercises.  The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 1 million and 4 million for the three months ended June 30, 2003 and 2002, respectively, and 1 million and 3 million for the six months ended June 30, 2003 and 2002, respectively. For the three months and six months ended June 30, 2003, 20 million shares and 23 million shares would have been included in the calculation of diluted EPS, however the exercise price of those options exceeded the average market price.  For the three months and six months ended June 30, 2002, 10 million shares and 12 million shares were excluded from the calculation of diluted EPS.

Note 5.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity.  Comprehensive income (loss) for the three months and six months ended June 30, 2003 and 2002 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$41	$96	$82	$(843)
Currency translation adjustment	9	22	17	22
Comprehensive income (loss)	$50	$118	$99	$(821)

Note 6.  Long-Term Debt

Long-term debt is as follows (in millions):

	June 30, 2003	December 31, 2002
Senior and senior subordinated notes, net of unamortized discount of $4 million and $5 million for 2003 and 2002, respectively	$3,771	$3,470
Credit facilities	965	1,435
Other	4	5
	4,740	4,910
Less current maturities	(1)	(325)
Net long-term debt	$4,739	$4,585

As of June 30, 2003, the Company had two principal credit facilities, collectively known as the “Credit Facilities.”  The first was a 364-day revolving facility expiring in August 2003 with total availability of $700 million.  The second facility was a $2.0 billion five-year revolving facility, maturing in December 2003, with a $1.4 billion two-year extension upon expiration or voluntary termination of the existing five-year revolving facility.  As of June 30, 2003, $965 million was outstanding under the five-year revolving facility and no amounts were outstanding under the 364-day revolving facility.

The Credit Facilities contained financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 4.75 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of June 30, 2003. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of June 30, 2003, the Company was in compliance with the applicable covenants.

In August 2003, the Company amended the Credit Facilities.  After amending the Credit Facilities and refinancing the expiring 364-day revolving facility, the Company has the following credit facilities in place: (1) a $493 million 364-day revolving credit facility and (2) a $2.318 billion five-year revolving facility expiring in December 2003 with a $1.741 billion two-year extension upon expiration or termination of the existing five-year revolving facility.  Approximately $700 million of the $1.741 billion two-year revolving facility was converted from revolving capacity to term loan capacity.  If prepaid, the availability of the term loan is permanently reduced.    The Company also amended the maximum leverage ratio to 5.25 to 1.00 for the quarterly testing periods ended September 30, 2003 through June 30, 2004, 5.00 to 1.00 for the quarterly testing periods ending September 30, 2004 through March 31, 2005, 4.75 to 1.00 for the quarterly testing period ending June 30, 2005, and 4.50 to 1.00 thereafter.  The interest coverage ratio covenant was not amended.

In April 2003, the Company pre-funded its retirement of the $300 million 7.95 percent senior notes which were redeemed in August 2003 (the “7.95 percent Notes”) with proceeds from the issuance of $300 million 7.0 percent senior notes due April 2013.  Because the Company had both the intent and the ability to refinance the 7.95 percent Notes, it has classified the 7.95 percent Notes as long-term as of June 30, 2003 in the accompanying condensed consolidated balance sheets.

The Company issued the $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors in April 2003.  These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended.  The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes.  The notes are unsecured obligations, rank equal with the Company’s other senior indebtedness and are senior to all the Company’s junior indebtedness.  Proceeds from this offering were initially used to reduce borrowings under the Credit Facilities.

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

In the matters captioned Dalton, et al. v. Pataki and Karr v. Pataki, et al, which was previously detailed in the Company’s Form 10-K for the year ended December 31, 2002, on July 17, 2003, the State of New York Supreme Court upheld the constitutionality of the legislation that, among other matters, authorized the Governor of the State of New York to execute tribal-state gaming compacts.

For certain of the Company’s legal proceedings arising out of the ordinary course of its business, verdicts have been returned against the Company. The Company believes that it has a valid basis to appeal the verdicts and does not believe that the ultimate financial impact of these matters is currently both probable and estimable, and accordingly, no accruals for these matters have been recorded in the financial statements as of June 30, 2003.  The Company may at any time consider it advantageous to negotiate a settlement of any of these matters, and will record any financial impact of such settlements when the amount is probable and estimable.

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

Comparison of Three and Six Months Ended June 30, 2003 and 2002

A summary of our consolidated net revenues and earnings for the three and six months ended June 30, 2003 and 2002 is as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues	$1,187	$1,192	$2,330	$2,335
Operating income	158	190	314	349
Income before cumulative effect of accounting change	41	96	82	136
Cumulative effect of accounting change – goodwill	—	—	—	(979)
Net income (loss)	41	96	82	(843)
Earnings per share before cumulative effect of accounting change
Basic	0.14	0.32	0.27	0.45
Diluted	0.14	0.31	0.27	0.45
Earnings (loss) per share
Basic	0.14	0.32	0.27	(2.79)
Diluted	0.14	0.31	0.27	(2.76)

We are in the business of operating casino hotels.  Our primary sources of revenue consist of casino operations, room rentals, and food and beverage sales.

Casino revenues are derived primarily from patrons wagering on slot machines, table games and other gaming activities.  Table games generally include Blackjack (or Twenty One), Craps, Baccarat and Roulette.  Other gaming activities include Keno, Poker and Race and Sports.  Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons on a casino table game or slot machine.  “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won.  Hold is derived by dividing the amount won by the casino by the amount wagered by patrons.  Casino revenues are recognized at the end of each gaming day.

Room revenues are derived from rooms and suites rented to guests.  “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day.  “Occupancy percentage” defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available.  Room revenues are recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino hotels, including restaurants, room service and banquets.  Food and beverage revenues are recognized at the time the food and/or beverage are provided to the guest.

We recorded net income of $41 million and diluted earnings per share of $0.14 for the three months ended June 30, 2003, compared with net income of $96 million and diluted earnings per share of $0.31 for the three months ended June 30, 2002.  The prior period results were positively impacted by an investment gain of $44 million ($39 million, net of tax) on the sale of our equity interest in Jupiters Limited which is the parent company of Conrad Jupiters Gold Coast and Conrad International Treasury Casino Brisbane.

We recorded net income of $82 million and diluted earnings per share of $0.27 for the six months ended June 30, 2003 compared to income before a cumulative effect of accounting change of $136 million and diluted earnings per share of $0.45 for the six months ended June 30, 2002.  In connection with the implementation of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” on January 1, 2002, we no longer amortize goodwill and we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002.  Including this cumulative effect of accounting change, we reported a net loss of $843 million or a diluted loss per share of $2.76 for the six months ended June 30, 2002.

Casino

Consolidated casino revenues decreased $12 million to $838 million for the three months ended June 30, 2003, compared to $850 million recorded for the three months ended June 30, 2002. Casino revenues in the Eastern Region increased $9 million offset by a decrease in the Western Region of $23 million for the quarter. The improvement in the Eastern Region was a result of increased table hold and slot volumes. The decrease in the Western Region was largely due to lower table hold. In the Mid-South Region, casino revenues increased $2 million compared to the prior year’s quarter.  The improvement in the Mid-South is primarily due to increased slot volumes at Caesars Indiana.

Our consolidated casino operating margin was 48 percent for the three months ended June 30, 2003 compared to 49 percent for the three months ended June 30, 2002.  Casino revenues for the quarter decreased 1.4 percent while expenses generally remained flat, with the exception of Caesars Indiana where gaming taxes increased $7 million due to the change in tax rates that became effective in August 2002.

Consolidated casino revenues for the six months ended June 30, 2003 were $1.643 billion compared to $1.669 billion for the six months ended June 30, 2002.  The decrease consisted of a $20 million decline in the Western Region and $6 million decline in the Mid-South Region.  The Eastern Region was flat as compared to the same period last year. The decline in the Western Region was primarily due to decreased table game hold for the six months ended June 30, 2003 compared to same period in the prior year. In the Mid-South Region, casino revenues decreased due to lower table game volumes which were slightly offset by an increase in slot volumes at Caesars Indiana.

Our consolidated casino operating margin was 48 percent for the each of the six months ended June 30, 2003 and 2002.  Casino revenues were down 1.6 percent while there was a reduction in expenses due to cost containment programs, which was partially offset by increased Indiana taxes.

Rooms

	Three months ended June 30,				Six months ended June 30,
	Average Daily Rate		Occupancy Percentage		Average Daily Rate		Occupancy Percentage
	2003	2002	2003	2002	2003	2002	2003	2002
Western Region	$92	$93	91%	91%	$96	$94	91%	90%
Eastern Region	$88	$90	98%	97%	$83	$85	97%	97%
Mid-South Region	$63	$62	90%	90%	$59	$59	89%	90%

Consolidated room revenues increased slightly to $149 million for the three months ended June 30, 2003 compared to $148 million recorded for the three months ended June 30, 2002.  The most significant improvements came from increased average daily rates at the Flamingo Las Vegas as well as increased occupancy and average daily rates at Caesars Palace.

The consolidated room operating margin for the quarter ended June 30, 2003 was 67 percent, compared to 69 percent for the quarter ended June 30, 2002.

For the six months ended June 30, 2003, we recorded $297 million in consolidated room revenues, a $13 million increase from the $284 million recorded for the six months ended June 30, 2002.  The year-over-year increase is primarily attributable to a $14 million increase in the Western Region due to improved average daily room rates and occupancy percentages.  The Western Region average daily rates increased to $96 for the first six months of 2003 and the occupancy percentage was 91 percent compared to 90 percent in the prior year.  The Eastern Region decreased $2 million due to decreased room rates in the current period.

The consolidated room operating margin for the first six months of 2003 was 68 percent, compared to 69 percent for the same period in 2002.

Food and Beverage

Consolidated food and beverage revenues increased $6 million to $126 million for the three months ended June 30, 2003. The increase is primarily attributable to the Western Region where Caesars

Palace has opened new restaurant outlets and experienced higher customer visitation.

The consolidated food and beverage operating margin for the quarter ended June 30, 2003 was 9 percent compared to 13 percent for the quarter ended June 30, 2002.  The decrease is largely attributable to increased salaries and benefits and new union benefits effective in 2003 at our Las Vegas properties.

For the six months ended June 30, 2003, consolidated food and beverage revenues increased $11 million to $245 million when compared to the prior period. This improvement is mainly attributable to our Las Vegas properties where banquet revenues increased over the prior year and new restaurants opened at Caesars Palace and Paris/Bally’s.

The consolidated food and beverage operating margin for the first half of 2003 was 9 percent compared to 13 percent for 2002.  The year-over-year decrease is due to the same reasons as noted above.

Other

Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino hotels.  Consolidated other revenues remained flat at $74 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  For the six month period, consolidated other revenues decreased $3 million due to a decrease in entertainment revenues.

Consolidated other expenses include selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels.  Consolidated other expenses increased $6 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  For the first six months of the year, consolidated other expenses increased $10 million when compared to the prior year. The increases are partially attributed to advertising and marketing at our Las Vegas properties.

Pre-opening Expense

There was no pre-opening expense in the quarters ended June 30, 2003 or 2002.  Pre-opening expense of $1 million for the six months ended June 30, 2003 was related to the opening of “A New Day…,” a show featuring Celine Dion which opened in The Colosseum at Caesars Palace in March 2003.

Corporate Expense

Corporate expense remained consistent at $17 million and $34 million for the three months and six months ended June 30, 2003 as compared to the three months and six months ended June 30, 2002.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased to $118 million for the three months ended June 30, 2003 compared to $119 million for comparable period of 2002.  Consolidated depreciation and amortization expense decreased to $233 million for the six months ended June 30, 2003 compared to $236 million for comparable period of 2002.

Net Interest Expense

Consolidated net interest expense decreased $2 million to $88 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. For the six months ended June 30, 2003, consolidated net interest expense decreased $8 million when compared to the prior year.  The decrease in net interest expense was attributable to lower debt balances and lower average interest rates on our borrowings. Capitalized interest was $1 million and $2 million for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, capitalized interest was $3 million and $4 million, respectively.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $2 million and $5 million for the second quarter of 2003 and 2002, respectively.  For the first six months of 2003 and 2002, equity in earnings of unconsolidated affiliates was $11 million and $17 million, respectively.  The decrease in equity in earnings of unconsolidated affiliates for the quarter and six months ended June 30, 2003, primarily relates to the sale of our equity interest in Jupiters Limited in April 2002.  Prior to the sale of our equity interest in Jupiters Limited, we recognized equity in earnings of Jupiters Limited.

Income Taxes

The effective income tax rates for the three months ended June 30, 2003 and 2002 were 41.4 percent and 32.6 percent, respectively.  For the six months ended June 30, 2003 and 2002, the effective income tax rates were 42.0 percent and 35.0 percent, respectively.  The increase in our effective income tax rate is primarily due to the tax impact of the gain on the sale of our equity interest in Jupiters Limited and increases in permanent book-tax differences and state income taxes.  Excluding the sale of our equity interest in Jupiters Limited our effective income tax rates for the three and six months ended June 30, 2002 were 42.0 percent and 41.2 percent, respectively.  Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes.

Other Developments

We believe that our operating results reflect the impact of weakened consumer spending and, to a lesser extent, the military operations in Iraq which began in the first quarter of 2003.  The Western Region was impacted by decreased travel in April and by low table hold throughout the second quarter; however, the Eastern and Mid-South Regions continued to show the strength of their markets.  We continue to closely examine our cost structure though our “Work Smart” cost reduction program, which in the first half of 2003 achieved $30 million in operational savings, which were offset by increased expenses in other areas such as gaming taxes and insurance costs.  We are hoping for economic improvement, but we are not expecting a recovery in consumer sentiment or discretionary spending this year.  Substantial economic issues still remain related to the economy, consumer confidence, and continued competition from the expansion of Indian gaming in California and the July 2003 opening of the first new resort in Atlantic City since 1990.

New Jersey Taxes

The State of New Jersey recently enacted new tax legislation, effective July 2003, that includes new taxes on casino net income, complimentaries, parking and rooms.  We estimate that the full-year impact of the newly enacted taxes is approximately $23 million (before any federal tax benefit).

Nevada Taxes

The State of Nevada recently enacted legislation, effective August 2003, that will increase taxes on the gaming industry. We estimate that the full-year impact of the new tax package is approximately $12 million (before any federal tax benefit).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2003, we had cash and cash equivalents of $286 million, which is primarily cash in our casinos used to fund our daily operations.  In addition, at June 30, 2003, approximately $1.7 billion was undrawn under our credit facilities.  We expect to finance our operations and capital expenditures through cash flows from current operations, existing cash balances, borrowings under our credit facilities, and capital market transactions.

Investing Activities

For the six months ended June 30, 2003, net cash used in investing activities was $174 million, consisting principally of $159 million of capital expenditures and $25 million of additional investments which include the Las Vegas Monorail project and the Margaritaville Café joint venture. Our capital expenditures include maintenance capital expenditures which are those long-lived assets required to maintain our properties in good operating condition.  Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, and other similar items.  Additionally, our capital expenditures include expansion projects funded during the period, which include a new restaurant and nightclub at Paris/Bally’s, and additional attractions and amenities at Caesars Palace as we continue to enhance the gaming and entertainment experience for our guests.

We discuss our capital expenditure program in terms of a capital expenditure “backlog,” which is defined as all capital expenditures approved by our Board of Directors less amounts that have actually been spent on those projects.  At December 31, 2002, the capital expenditure backlog was $623 million.  Of this amount, approximately $60 million associated with the Saint Regis Mohawk Casino project in Sullivan County, New York will not be spent until there is a favorable resolution to the litigation which challenges the constitutionality of New York State’s casino legislation.  As of June 30, 2003, our remaining backlog of capital expenditures was $465 million.  We currently anticipate total capital expenditures for 2003 to be $477 million, largely on maintenance projects throughout the Company and projects underway at Caesars Palace.

Financing Activities

During the six months ended June 30, 2003, we reduced our aggregate debt by $170 million.

At June 30, 2003, we had two principal credit facilities, collectively known as the “Credit Facilities.” The first was a 364-day revolving facility expiring in August 2003 with total availability of

$700 million.  The second facility was a $2.0 billion five-year revolving facility, maturing in December 2003, with a $1.4 billion two-year extension upon expiration or voluntary termination of the existing five-year revolving facility. As of June 30, 2003, we had $965 million drawn under the five-year revolving facility and no amounts outstanding under the 364-day revolving facility.

The Credit Facilities contained financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 4.75 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of June 30, 2003. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues.  As of June 30, 2003, we were in compliance with the applicable covenants.

In August 2003, we amended our Credit Facilities.  After amending the Credit Facilities and refinancing the expiring 364-day revolving facility, we have the following credit facilities in place: (1) a $493 million 364-day revolving credit facility and (2) a $2.318 billion five-year revolving facility expiring in December 2003 with a $1.741 billion two-year extension upon expiration or termination of the existing five-year revolving facility.  Approximately $700 million of the $1.741 billion two-year revolving facility was converted from revolving capacity to term loan capacity.  If prepaid, the availability of the term loan is permanently reduced.  We also amended the maximum leverage ratio to 5.25 to 1.00 for the quarterly testing periods ending September 30, 2003 through June 30, 2004, 5.00 to 1.00 for the quarterly testing periods ending September 30, 2004 through March 31, 2005, 4.75 to 1.00 for the quarterly testing period ending June 30, 2005, and 4.50 to 1.00 thereafter.  The interest coverage ratio covenant was not amended.

Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities).  We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future.  We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating; this margin is adjusted quarterly.  At June 30, 2003, our effective all-in borrowing cost of LIBOR advances under the five-year revolving facility was LIBOR plus 127.5 basis points.  In August 2003, Standard & Poor’s announced that it was reviewing Park Place’s credit rating.  Should our Standard & Poor’s credit rating be lowered, our all-in borrowing cost under the Credit Facilities would increase to LIBOR plus 152.5 basis points; however, there would be no impact on the borrowing costs of our other indebtedness.

In April 2003, we pre-funded the retirement of our $300 million 7.95 percent senior notes which were redeemed in August 2003 (the “7.95 percent Notes”) with proceeds from the issuance of $300 million 7.0 percent senior notes due April 2013.  Because we had both the intent and the ability to refinance the 7.95 percent Notes, the 7.95 percent Notes were classified as long-term as of June 30, 2003 in the accompanying condensed consolidated balance sheets.

We issued the $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors in April 2003.  These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended.  The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes.  The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all our junior indebtedness.  Proceeds from this offering were initially used to reduce borrowings under the Credit Facilities.

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

In the matters captioned Dalton, et al. v. Pataki and Karr v. Pataki, et al, which was previously detailed in the Company’s Form 10-K for the year ended December 31, 2002, on July 17, 2003, the State of New York Supreme Court upheld the constitutionality of the legislation that, among other matters, authorized the Governor of the State of New York to execute tribal-state gaming compacts.

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

SIGNIFICANT ACCOUNTING POLICIES

A description of the Company’s significant accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to these policies or estimates as of June 30, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  The Company has determined that SFAS No. 150 will not have a material impact on its financial position and results of operations.

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

•                  The Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotels and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. Additionally, the establishment of new large-scale gaming operations on Native American lands in the states of New York and California could adversely affect the operations of the Company’s properties in Atlantic City and Nevada.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our variable-rate debt.  We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our credit facilities and our long-term fixed-rate debt.  We have not invested in derivative-based financial instruments. Based on our $1.0 billion of outstanding debt under the credit facilities at June 30, 2003, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of approximately $10 million.

ITEM 4.                             CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 21, 2003.  Approximately 253,384,000 of the eligible 300,808,110 shares of the Company’s common stock were represented at the meeting.  The matter voted upon and the results of the voting follow:

Election of Directors. The three directors nominated were elected to three-year terms.

	FOR	WITHHELD
Barbara Coleman	247,706,537	5,677,477
Clive S. Cummis	245,402,308	7,981,706
Eric M. Hilton	243,898,201	9,485,813

In addition to Ms. Coleman, Mr. Cummis and Mr. Eric Hilton, the directors continuing to serve on the board of directors after the Annual Meeting of Stockholders are Wallace R. Barr, Stephen F. Bollenbach, A. Steven Crown, Peter G. Ernaut, William Barron Hilton, and Gilbert Shelton.  Effective as of May 21, 2003, the date of the Annual Meeting of Stockholders, the Board of Directors was reduced from ten members to nine with the resignation of P.X. Kelley.  On July 22, 2003, the Board of Directors approved increasing the number of directors to ten members and elected Ralph C. Ferrara, subject to regulatory requirements, to fill the vacancy.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

10.1                           Amendment of Employment Agreement between Harry C. Hagerty, III and Park Place Entertainment, dated June 16, 2003.

10.2                           Amendment of Employment Agreement between Bernard E. DeLury, Jr. and Park Place Entertainment, dated June 5, 2003.

31.1                           Certification of the Chief Executive Officer of Park Place Entertainment Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of the Chief Financial Officer of Park Place Entertainment Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Park Place Entertainment Corporation.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Park Place Entertainment Corporation.

(b)                                  Reports on Form 8-K

On May 1, 2003, the Company filed a Form 8-K, dated May 1, 2003.  This Form 8-K contains our earnings release for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION

(Registrant)

Date: August 14, 2003

/s/ HARRY C. HAGERTY, III
Harry C. Hagerty, III
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)