Form 10-Q
period 2003-09-30
PARK PLACE ENTERTAINMENT CORP
filed 2003-11-14
CIK 1070794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 3, 2003
Common Stock, par value $0.01 per share	303,072,345

PARK PLACE ENTERTAINMENT CORPORATION

PART I.                       FINANCIAL INFORMATION

ITEM 1.                        UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

(unaudited)

	September 30, 2003	December 31, 2002

Assets
Cash and equivalents	$276	$351
Accounts receivable, net	172	185
Inventory, prepaids, and other	152	138
Income taxes receivable	—	3
Deferred income taxes	102	100
Total current assets	702	777

Investments	164	143
Property and equipment, net	7,556	7,649
Goodwill	834	834
Other assets	289	271
Total assets	$9,545	$9,674

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$602	$690
Current maturities of long-term debt	1	325
Income taxes payable	1	—
Total current liabilities	604	1,015

Long-term debt, net of current maturities	4,647	4,585
Deferred income taxes, net	1,054	1,023
Other liabilities	118	94
Total liabilities	6,423	6,717

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 400.0 million shares authorized, 325.9 million and 323.7 million shares issued at September 30, 2003 and December 31, 2002, respectively	3	3
Additional paid-in capital	3,819	3,801
Accumulated deficit	(439)	(569)
Accumulated other comprehensive income (loss)	1	(16)
Common stock in treasury at cost, 23.1 million shares at September 30, 2003 and December 31, 2002	(262)	(262)
Total stockholders’ equity	3,122	2,957
Total liabilities and stockholders’ equity	$9,545	$9,674

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Casino	$864	$873	$2,507	$2,542
Rooms	148	138	445	422
Food and beverage	132	122	377	356
Other revenue	76	78	221	226
	1,220	1,211	3,550	3,546
Expenses
Casino	452	440	1,314	1,313
Rooms	53	51	149	140
Food and beverage	121	114	344	317
Other expense	298	303	876	871
Depreciation and amortization	114	116	347	352
Pre-opening expense	—	1	1	1
Contract termination fee and other	—	10	—	10
Corporate expense	17	17	51	51
	1,055	1,052	3,082	3,055

Equity in earnings of unconsolidated affiliates	3	3	14	20

Operating income	168	162	482	511

Interest expense, net of interest capitalized	(83)	(86)	(253)	(262)
Interest expense, net from unconsolidated affiliates	(2)	(2)	(5)	(7)
Interest and other income	2	2	4	4
Investment gain	—	—	—	44

Income before income taxes, minority interest and cumulative effect of accounting change	85	76	228	290
Provision for income taxes	36	34	96	109
Minority interest, net	1	2	2	5

Income before cumulative effect of accounting change	48	40	130	176

Cumulative effect of accounting change	—	—	—	(979)

Net income (loss)	$48	$40	$130	$(803)

Basic earnings (loss) per share
Income before cumulative effect of accounting change	$0.16	$0.13	$0.43	$0.58
Cumulative effect of accounting change	—	—	—	(3.24)
Net income (loss)	$0.16	$0.13	$0.43	$(2.66)

Diluted earnings (loss) per share
Income before cumulative effect of accounting change	$0.16	$0.13	$0.43	$0.58
Cumulative effect of accounting change	—	—	—	(3.22)
Net income (loss)	$0.16	$0.13	$0.43	$(2.64)

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities
Net income (loss)	$130	$(803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	347	352
Investment gain	—	(44)
Cumulative effect of accounting change	—	979
Change in working capital components:
Accounts receivable, net	13	38
Inventory, prepaids, and other	(11)	(21)
Accounts payable and accrued expenses	(89)	(22)
Income taxes payable/receivable	4	36
Change in deferred income taxes	29	3
Other	11	2
Net cash provided by operating activities	434	520

Investing activities
Capital expenditures	(237)	(258)
Proceeds from sale of investment	—	120
Change in investments	(23)	—
Other	3	1
Net cash used in investing activities	(257)	(137)

Financing activities
Change in Credit Facilities	(265)	(464)
Payments on notes	(300)	(300)
Proceeds from issuance of notes	300	367
Purchases of treasury stock	—	(17)
Proceeds from exercise of stock options	15	9
Other	(2)	1
Net cash used in financing activities	(252)	(404)

Decrease in cash and equivalents	(75)	(21)
Cash and equivalents at beginning of period	351	328

Cash and equivalents at end of period	$276	$307

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$266	$281
Income taxes, net of refunds	$58	$55

See notes to condensed consolidated financial statements

PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  The Company

Park Place Entertainment Corporation (“Park Place” or the “Company”), a Delaware corporation, was formed in June 1998. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company are currently conducted under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company, through subsidiaries, operates and consolidates seventeen wholly owned casino hotels located in the United States; of which eight are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages the casino operations of Caesars Palace at Sea on three cruise ships; and manages and consolidates two majority owned casinos in Nova Scotia, Canada. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

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

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation

The Company has stock incentive plans and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The compensation expense associated with the Supplemental Retention Plan, which is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, was $2 million and $1 million for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, $1 million of compensation expense was recorded and $0 in the prior year period.  Had compensation cost for the Company’s Stock Incentive Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts as follows (in millions, except per share amounts, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$48	$40	$130	$(803)
Add: Total stock-based employee compensation expense included in reported net income, net of related taxes	1	—	2	1
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(4)	(3)	(11)	(11)
Pro forma net income (loss)	$45	$37	$121	$(813)

Earnings (loss) per share:
Basic, as reported	$0.16	$0.13	$0.43	$(2.66)
Basic, pro forma	$0.15	$0.12	$0.40	$(2.69)

Diluted, as reported	$0.16	$0.13	$0.43	$(2.64)
Diluted, pro forma	$0.15	$0.12	$0.40	$(2.67)

Note 3.  Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

In accordance with the initial adoption of SFAS No. 142 in January 2002, each property with assigned goodwill was valued as an operating entity.  The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill.  The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method.  Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million as a cumulative effect of accounting change in the first quarter of 2002.  The Company will perform the annual impairment testing as required by SFAS No. 142, during the fourth quarter of 2003.

Note 4.  Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  The basic weighted-average number of common shares outstanding for the three months ended September 30, 2003 and 2002 was 302 million and 301 million, respectively, and 301 million and 302 million for the nine months ended September 30, 2003 and 2002, respectively.  Diluted EPS reflects the effect of assumed stock option exercises.  The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 2 million for all periods presented. For the three months and nine months ended September 30, 2003, 15 million shares and 17 million shares would have been included in the calculation of diluted EPS, however the exercise price of those options exceeded the average market price.  For the three months and nine months ended September 30, 2002, 16 million shares and 12 million shares were excluded from the calculation of diluted EPS for the same reasons noted above.

Note 5.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity.  Comprehensive income (loss) for the three months and nine months ended September 30, 2003 and 2002 is as follows (in millions, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$48	$40	$130	$(803)
Currency translation adjustment	—	(5)	17	17
Comprehensive income (loss)	$48	$35	$147	$(786)

Note 6.  Long-Term Debt

Long-term debt is as follows (in millions, unaudited):

	September 30, 2003	December 31, 2002
Senior and senior subordinated notes, net of unamortized discount of $4 million and $5 million for 2003 and 2002, respectively	$3,471	$3,470
Credit facilities	1,170	1,435
Other	4	5
	4,645	4,910
Less current maturities	(1)	(325)
Market value of interest rate swaps	3	—
Net long-term debt	$4,647	$4,585

As of September 30, 2003, the Company has two principal credit facilities, collectively known as the “Credit Facilities.”  The first is a 364-day revolving facility expiring in August 2004, with total availability of $493 million.  The second facility is a $2.318 billion five-year revolving facility, expiring in December 2003, with a $1.741 billion two-year extension upon expiration or termination of the existing five-year revolving facility.  Approximately $700 million of the $1.741 billion two-year extension is a term loan.  If prepaid, the availability of the term loan is permanently reduced.  As of September 30, 2003, $1.170 billion was outstanding under the five-year revolving facility and no amounts were outstanding under the 364-day revolving facility.

The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 5.25 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of September 30, 2003.  The maximum leverage ratio remains at 5.25 to 1.00 for the quarterly testing periods ending December 31, 2003 through June 30, 2004, and then adjusts to 5.00 to 1.00 for the quarterly testing periods ending September 30, 2004 through March 31, 2005, 4.75 to 1.00 for the quarterly testing period ending June 30, 2005, and 4.50 to 1.00 thereafter.  The interest coverage ratio remains 2.75 to 1.00 for all quarterly testing periods.  The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of September 30, 2003, the Company was in compliance with the applicable covenants.

Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at the Company’s option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities).  The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future.  The Company pays a margin over LIBOR witch is a function of both its leverage ratio and its credit rating.  This margin is adjusted quarterly.  Prior to September 2003, the Company’s senior debt rating from Moody’s was Ba1 and from Standard & Poor’s was BBB-.  In September 2003, Standard & Poor’s announced its decision to lower Park Place’s senior debt credit rating to BB+.  As a result of this action, the Company’s effective all-in borrowing cost of LIBOR advances under the Credit Facilities increased to LIBOR plus 152.5 basis points from 127.5 basis points.

The condensed consolidated balance sheet as of September 30, 2003, excludes from current maturities $325 million of 7.0 percent senior notes due July 2004.  This amount is classified as long-term because the Company has both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facilities.

In April 2003, the Company issued $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors.  These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended.  The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes.  The notes are unsecured obligations, rank equal with the Company’s other senior indebtedness and are senior to all the Company’s junior indebtedness.  Proceeds from this offering were initially used to reduce borrowings under the Credit Facilities.

In August 2003, $300 million of 7.95 percent senior notes matured and were retired using borrowings under the Credit Facilities.

Interest Rate Swaps

Pursuant to the Company’s risk management policy, management may engage in actions to manage the Company’s interest rate risk position.  In September 2003, the Company entered into two interest rate swaps representing $150 million notional amount with members of its bank group to manage interest expense.  The interest rate swaps have converted a portion of the Company’s fixed-rate debt to a floating rate (“fair value hedges”).  Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above LIBOR on $150 million notional amount.  The interest rate swaps mature in 2013.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.2 million for the three and nine months ended September 30, 2003.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, the Company recorded other long-term assets of $3 million as of September 30, 2003, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

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

U.S. Attorney Subpoenas

The U.S. Attorney’s Office in Orlando, Florida has served grand jury subpoenas on the Company and Caesars Palace.  These subpoenas were served in connection with an investigation by the U.S. Attorney’s Office which the Company believes is focusing on possible money laundering in connection with certain cash transactions engaged in by a former customer of Caesars Palace.  The Company has been advised that neither the Company nor Caesars Palace are targets of the grand jury investigation.  The Company is complying with the subpoenas and cooperating with the U.S. Attorney’s Office.

Mohawk Litigation

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al.  Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs’ claims to invalidate the Legislature’s authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. The court has set a briefing schedule for cross-motions for summary judgment.  On July 17, 2003, the State of New York Supreme Court (the trial court) upheld the constitutionality of the legislation that, among other matters, authorized the Governor of the State of New York to execute tribal-state gaming compacts.  The plaintiffs have filed an appeal of the decision to the Appellate Division and the Company has responded to the appeal.

Reno Hilton Litigation

In Verderber vs. Reno Hilton, et al., a class action lawsuit in Nevada State Court, the plaintiffs sought damages based on the outbreak of a Norwalk, or Norwalk-like, virus at the Reno Hilton in May and June of 1996.  In 2002, the jury awarded individual judgments against the Company, its subsidiary FHR Corporation, and Reno Hilton Resort Corporation for (i) compensatory damages to five of the eight representative class plaintiffs ranging from $2,011 to $9,822 each and (ii) punitive damages for the entire class of plaintiffs in the amount of $25.2 million.  The Company believes the award of punitive damages, and the amount thereof, is not supportable in either law or in fact and has filed a special writ in the Nevada Supreme Court seeking relief prior to determination of the unnamed class members’ claims.

Baluma Holdings, S.A.

Over the past several years, the Company has provided capital (in the form of loans) to Baluma Holdings, S.A. (“Holdings”), the ultimate parent of Baluma, S.A. (“Baluma,” the entity that owns the Conrad Punta del Este (the “Resort”), in Punta del Este, Uruguay). Two promissory notes (the “Baluma Loans”), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma.  Baluma is heavily indebted, and a restructuring of Baluma’s debt is needed.  In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to Park Place by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Baluma.  Such restructuring is conditioned upon, among other things, holders of Baluma’s $50 million of publicly-traded subordinated notes agreeing to extend the maturity of such notes and certain other amendments.  In addition, after the restructuring, Park Place will have five of the seven seats on Baluma’s Board of Directors.  The Company intends to continue to operate the Resort pursuant to the management agreement.  If the restructuring occurs as proposed, Park Place will have the ability to exercise significant influence over the management of Baluma, and accordingly would be required to consolidate Baluma’s results of operations.  The proposed restructuring is expected to be completed in the first quarter of 2004,

As a result of the proposed restructuring, the Company will compare the current value of its investment in the restructured Baluma to its historical carrying cost.  It is possible that as a result of such comparison the Company may recognize an impairment loss.  The net amount of the Company’s investments in Baluma at September 30, 2003, was $86 million.  The Company believes that any potential impairment losses would not have a material adverse impact on its consolidated financial condition, liquidity or credit availability.

Note 8.  Contract Termination Fee and Other

In September 2002, the Company recognized a $7.5 million charge related to the voluntary cancellation of an energy contract with Enron Corporation.  Also in September 2002, tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties.  The Company was unable to seek reimbursement for such losses because they did not exceed the deductibles applicable under the Company’s various insurance policies.

Note 9.  Investment Gain

In April 2002, the Company completed the sale of its 19.9 percent equity interest in Jupiters Limited and received total gross proceeds of approximately $120 million.  As a result of this transaction, the Company recorded a gain of $44 million in April 2002.  The gain has been recorded as an investment gain in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002.  Although the Company has sold its equity interest in Jupiters Limited, it continues to manage Jupiters’ two Queensland casino hotels.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our results of operations include the following properties whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace	Bally’s Atlantic City	Grand Casino Biloxi	Casino Nova Scotia Halifax
Paris Las Vegas	Caesars Atlantic City	Grand Casino Gulfport	Casino Nova Scotia Sydney
Bally’s Las Vegas	Atlantic City Hilton	Grand Casino Tunica	Conrad Punta del Este(2)
Flamingo Las Vegas	Dover Downs (1)	Sheraton Casino Hotel	Casino Windsor (3)
Las Vegas Hilton		Bally’s Casino Tunica	Caesars Gauteng (2)
Caesars Tahoe		Caesars Indiana	Conrad Jupiters (1)
Reno Hilton		Bally’s New Orleans	Conrad Treasury(1)
Flamingo Laughlin			Caesars Palace at Sea (4)

(1)	These are properties from which our sole source of income is management fees.

(2)

These are properties which we manage and in which we have a 50 percent or less ownership interest.  They are accounted for under the equity method.  We exercise significant influence over these properties due to our ownership percentages, board representation and management agreements.

(3)	This is a property in which we own 50 percent of a company that manages the casino hotel complex and our investment in that management company is accounted for under the equity method.

(4)	Caesars Palace at Sea casinos operate on three cruise ships: the S.S. Crystal Symphony, the S.S. Crystal Harmony and the S.S. Crystal Serendipity.

Comparison of Three and Nine Months Ended September 30, 2003 and 2002

A summary of our consolidated net revenues and earnings for the three and nine months ended September 30, 2003 and 2002 is as follows (in millions, except per share amounts, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues	$1,220	$1,211	$3,550	$3,546
Operating income	168	162	482	511
Income before cumulative effect of accounting change	48	40	130	176
Cumulative effect of accounting change – goodwill	—	—	—	(979)
Net income (loss)	48	40	130	(803)
Earnings per share before cumulative effect of accounting change
Basic and Diluted	0.16	0.13	0.43	0.58
Earnings (loss) per share
Basic	0.16	0.13	0.43	(2.66)
Diluted	0.16	0.13	0.43	(2.64)

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

We recorded net income of $48 million and diluted earnings per share of $0.16 for the three months ended September 30, 2003, compared with net income of $40 million and diluted earnings per share of $0.13 for the three months ended September 30, 2002.  The prior period results include $10 million in expenses related to the cancellation of an energy purchase contract and damages caused by tropical storms at our Gulf Coast properties.

We recorded net income of $130 million and diluted earnings per share of $0.43 for the nine months ended September 30, 2003 compared to income before a cumulative effect of accounting change of $176 million and diluted earnings per share of $0.58 for the nine months ended September 30, 2002.  The results for the first nine months of 2002 include $10 million in expenses related to the cancellation of an energy purchase contract and damages caused by tropical storms at our Gulf Coast properties, and a $44 million gain on the sale of our equity interest in Jupiters Limited.  In connection with the implementation of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” on January 1, 2002, we no longer amortize goodwill and we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002.  Including this cumulative effect of accounting change, we reported a net loss of $803 million or a diluted loss per share of $2.64 for the nine months ended September 30, 2002.

Casino

Consolidated casino revenues decreased $9 million to $864 million for the three months ended September 30, 2003, compared to $873 million recorded for the three months ended September 30, 2002. Casino revenues in the Eastern Region decreased $10 million offset by an increase in the Western Region of $1 million for the quarter. The decline in the Eastern Region was primarily attributable to a reduction in table game volumes as a result of the opening of a new casino resort in Atlantic City in July 2003.  The Western Region saw improved performance at Caesars Palace, which reported significant increases in gaming volumes and a more normal table hold which were partially offset by decreased gaming volume at Paris/Bally’s.  The Mid-South Region experienced a slight increase in gaming volumes which was offset by a decreased hold for both table games and slots.

Our consolidated casino operating margin was 48 percent for the three months ended September 30, 2003 compared to 50 percent for the three months ended September 30, 2002.  Casino revenues for the quarter decreased 1.0 percent while expenses increased in the Eastern Region due to promotional expenses and at Caesars Indiana due to an increase in gaming taxes that became effective in August 2002.

Consolidated casino revenues for the nine months ended September 30, 2003 were $2.507 billion compared to $2.542 billion for the nine months ended September 30, 2002.  The decrease consisted of a $19 million decline in the Western Region, a $9 million decline in the Eastern Region, and an $8 million decline in the Mid-South Region.  The decrease in the Western Region was primarily due to lower table game drop and hold for the nine months ended September 30, 2003 compared to same period in the prior year. In the Eastern Region, table game volumes were down which was attributable to the opening of a new casino resort in Atlantic City.  Table game drop decreased in the Mid-South Region, but was slightly offset by an increase in slot volumes at Caesars Indiana.

Our consolidated casino operating margin was 48 percent for the each of the nine months ended September 30, 2003 and 2002.  While the taxes in Indiana increased, such costs were offset by a reduction in expenses due to cost containment programs during the nine months ended September 30, 2003.

Rooms

	Three months ended September 30,				Nine months ended September 30,
	Average Daily Rate		Occupancy Percentage		Average Daily Rate		Occupancy Percentage
	2003	2002	2003	2002	2003	2002	2003	2002
Western Region	$89	$83	93%	92%	$93	$90	91%	90%
Eastern Region	$96	$97	99%	99%	$88	$89	97%	97%
Mid-South Region	$64	$61	92%	91%	$61	$60	90%	90%

Consolidated room revenues increased to $148 million for the three months ended September 30, 2003 compared to $138 million recorded for the three months ended September 30, 2002.  The most significant improvements came from increased average daily rates at Paris/Bally’s Las Vegas and the Flamingo Las Vegas as well as increased occupancy and average daily rates at Caesars Palace and the Las Vegas Hilton.

The consolidated room operating margin for the quarter ended September 30, 2003 was 64 percent, compared to 63 percent for the quarter ended September 30, 2002.

For the nine months ended September 30, 2003, we recorded $445 million in consolidated room revenues, a $23 million increase from the $422 million recorded for the nine months ended September 30, 2002.  The year-over-year increase is attributable to a $24 million increase in the Western Region due to improved average daily room rates and occupancy percentages in the Las Vegas market.

The consolidated room operating margin was 67 percent for the first nine months of 2003 and the same period in 2002.

Food and Beverage

Consolidated food and beverage revenues increased $10 million to $132 million for the three months ended September 30, 2003. The increase is primarily attributable to the Western Region where Paris/Bally’s Las Vegas opened a new restaurant and nightclub during the year and experienced increased banquet revenues.  New restaurant outlets also opened during the year at Caesars Palace.  Additionally, during the third quarter of 2003, the Flamingo Las Vegas opened new restaurant outlets which replaced restaurants that were closed to make room for Margaritaville Café, a joint venture with Jimmy Buffet, which will open in December 2003.

The consolidated food and beverage operating margin for the quarter ended September 30, 2003 was 8 percent compared to 7 percent for the quarter ended September 30, 2002.

For the nine months ended September 30, 2003, consolidated food and beverage revenues increased $21 million to $377 million when compared to the prior period. This improvement is mainly attributable to our Las Vegas properties where banquet revenues increased over the prior year and new restaurants opened at Caesars Palace, Paris/Bally’s Las Vegas and the Flamingo Las Vegas.

The consolidated food and beverage operating margin for the first nine months of 2003 was 9 percent compared to 11 percent for 2002.  The year-over-year decrease is primarily due to increased salaries and benefits and new union benefits effective in 2003 at our Las Vegas properties.

Other

Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino hotels.  Consolidated other revenues remained relatively flat at $76 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  For the nine month period, consolidated other revenues decreased $5 million due to a decrease in entertainment revenues.

Consolidated other expenses include selling, general, administrative, property operations, retail, entertainment, telephone and other expenses at our casino hotels.  Consolidated other expenses decreased $5 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The decrease over prior year is primarily attributable to reduced advertising and marketing expenses during the third quarter.

For the first nine months of the year, consolidated other expenses increased $5 million when compared to the prior year. The increase is primarily attributed to advertising and marketing during the first half of the year at our Las Vegas properties.

Pre-opening Expense

Pre-opening expense of $1 million for the nine months ended September 30, 2003 was related to the opening of “A New Day…,” a show featuring Celine Dion which opened in The Colosseum at Caesars Palace in March 2003. There was also $1 million of pre-opening expense in the quarter and nine months ended September 30, 2002.

Corporate Expense

Corporate expense remained consistent at $17 million and $51 million for the three months and nine months ended September 30, 2003 as compared to the three months and nine months ended September 30, 2002.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased to $114 million for the three months ended September 30, 2003 compared to $116 million for comparable period of 2002.  Consolidated depreciation and amortization expense decreased to $347 million for the nine months ended September 30, 2003 compared to $352 million for comparable period of 2002. The year over year decline is due to certain short lived equipment becoming fully depreciated before it is replaced.

Contract Termination Fee and Other

In September 2002, we recognized a $7.5 million charge related to the voluntary cancellation of an energy contract with Enron Corporation.  Also in September 2002, tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties.  We were unable to seek reimbursement for such losses because they did not exceed the deductibles applicable under our various insurance policies.

Net Interest Expense

Consolidated net interest expense decreased $3 million to $83 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. For the nine months ended September 30, 2003, consolidated net interest expense decreased $11 million to $254 million when compared to the prior year.  The decrease in net interest expense was attributable to lower debt balances and lower average interest rates on our borrowings. Capitalized interest was $1 million and $3 million for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, capitalized interest was $4 million and $7 million, respectively.

Investment Gain

In April 2002, we completed the sale of our 19.9 percent equity interest in Jupiters Limited and received total gross proceeds of approximately $120 million.  As a result of this transaction, we recorded a gain of $44 million in April 2002.  The gain has been recorded as an investment gain in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002.  Although we have sold our equity interest in Jupiters Limited, we continue to manage Jupiters’ two Queensland casino hotels.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $3 million for the third quarter of 2003, equal to the third quarter of 2002.  For the first nine months of 2003 and 2002, equity in earnings of unconsolidated affiliates was $14 million and $20 million, respectively.  The decrease in equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2003, primarily relates to the sale of our equity interest in Jupiters Limited in April 2002.  Prior to the sale of our equity interest in Jupiters Limited, we recognized equity in earnings of Jupiters Limited.

Income Taxes

The effective income tax rates for the three months ended September 30, 2003 and 2002 were 42.4 percent and 44.7 percent, respectively.  For the nine months ended September 30, 2003 and 2002, the effective income tax rates were 42.1 percent and 37.6 percent, respectively.  The increase in our effective income tax rate for the nine month period is primarily due to the tax impact of the gain on the sale of our equity interest in Jupiters Limited and increases in permanent book-tax differences and state income taxes.  Excluding the sale of our equity interest in Jupiters Limited our effective income tax rate for the nine months ended September 30, 2002 was 42.3 percent.  Our effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state, and local taxes.

Other Developments

We believe that our operating results reflect the impact of reduced consumer spending and, to a lesser extent, the military operations in Iraq which began in the first quarter of 2003.  The Eastern Region was also impacted by the opening of a new casino resort in Atlantic City in July 2003.  We expect the impact to continue into the fourth quarter of 2003.  We continue to closely examine our cost structure though our “Work Smart” cost reduction program.  Since the program was started last year, we have reduced costs in targeted categories by about $80 million.  Those operational savings were offset by increased expenses in other areas such as gaming taxes and insurance costs.  We are hoping for economic improvement, but we are not expecting a recovery in consumer sentiment or discretionary spending for the balance of 2003.  Substantial economic issues still remain related to the economy, consumer confidence, and continued competition from the expansion of Indian gaming in California and the July 2003 opening of the first new resort in Atlantic City since 1990.

New Jersey Taxes

The State of New Jersey recently enacted new tax legislation, effective July 2003, which includes new taxes on casino net income, complimentaries, parking and rooms.  For the quarter ended September 30, 2003, we incurred $4 million related to the newly enacted taxes (before any federal tax benefit).  Of that amount, approximately $3 million was included in operating expenses and the balance was included in the provision for income taxes.

Nevada Taxes

The State of Nevada recently enacted legislation, effective August 2003, that will increase taxes on the gaming industry. For the quarter ended September 30, 2003, we incurred $1 million related to the newly enacted taxes (before any federal tax benefit).  The increased taxes are included in operating expenses.

New Tower at Caesars Palace

In September 2003, we announced plans for a new 949-room, 26-story luxury hotel tower as the latest project in the ongoing program to renovate Caesars Palace.  The hotel tower addition also includes a fourth large swimming pool, the upgrading and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space, and new dining and restaurant facilities.  The hotel tower will be the centerpiece of a $376 million expansion that includes additional convention and meeting facilities and related enhancements.  Completion of the hotel tower is scheduled for 2005.

Pauma-Yuima Band of Mission Indians

In September 2003, we announced that the Pauma-Yuima Band of Mission Indians has selected us to exclusively negotiate agreements to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California.  Those agreements must be executed before construction can begin, and the management contract is subject to approval by the National Indian Gaming Commission and other regulators.  Preliminary plans call for a 500-room hotel and casino complex, with more than 100,000 square feet of gaming space, near Temecula northeast of San Diego.  The casino could open as early as 2005.

Atlantic City Parking Garage

In September 2003, we announced plans to construct an 11-story, 3,189-space parking garage adjacent to Caesars Atlantic City in Atlantic City.  The new $75 million parking garage, designed to meet the demand for additional parking, will be located near the center of the historic Boardwalk.  Construction on the parking garage is scheduled to begin in early 2004, with a completion targeted for the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2003, we had cash and cash equivalents of $276 million, which is primarily cash in our casinos used to fund our daily operations.  In addition, at September 30, 2003, approximately $1.6 billion was undrawn under our credit facilities.  We expect to finance our operations and capital expenditures through cash flows from current operations, existing cash balances, borrowings under our credit facilities, and capital market transactions.

Operating Activities

As of September 30, 2003 we had cash and equivalents of $276 million which is primarily cash in our casinos used to fund our daily operations.  Net cash provided by operating activities for the nine months ended September 30, 2003 was $434 million compared to $520 million in the prior year’s period.  Cash provided by operating activities reflect amounts we earned during our normal course of operations.  The decrease between periods is related to the current period payments of significant accrued expenses from December 31, 2002, including the Roski and Belle settlements as discussed in our prior year Annual Report on Form 10-K.  We use our cash flows from operating activities to fund our investing activities, including maintenance, refurbishments, and new projects at our existing properties, new development opportunities and to reduce our outstanding debt balances.

Investing Activities

For the nine months ended September 30, 2003, net cash used in investing activities was $257 million, consisting principally of $237 million of capital expenditures and $23 million of additional investments which include the Las Vegas Monorail project and the Margaritaville Café joint venture. Our capital expenditures include maintenance capital expenditures which are those long-lived assets required to maintain our properties in good operating condition.  Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, and other similar items.  Additionally, our capital expenditures for the first nine months of 2003 include a new restaurant and nightclub at Paris/Bally’s, new restaurants at Flamingo Las Vegas, and additional attractions and amenities at Caesars Palace as we continue to enhance the gaming and entertainment experience for our guests.  We currently expect to spend approximately $424 million on capital investments in 2003, largely on maintenance projects throughout the Company and on the completion of projects underway at Caesars Palace.

Financing Activities

During the nine months ended September 30, 2003, we reduced our aggregate debt by $265 million, net of the $3 million increase related to the market value of the interest rate swaps.

As of September 30, 2003, we have two principal credit facilities, collectively known as the “Credit Facilities.”  The first is a 364-day revolving facility expiring in August 2004, with total availability of $493 million.  The second facility is a $2.318 billion five-year revolving facility expiring in December 2003 with a $1.741 billion two-year extension upon expiration or termination of the existing five-year revolving facility.  Approximately $700 million of the $1.741 billion two-year extension is a term loan.  If prepaid, the availability of the term loan is permanently reduced.  As of September 30, 2003, we had $1.170 billion drawn under the five-year revolving facility and no amounts outstanding under the 364-day revolving facility.

The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 5.25 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, to interest expense) of 2.75 to 1.00 as of September 30, 2003.

The maximum leverage ratio remains at 5.25 to 1.00 for the quarterly testing periods ending December 31, 2003 through June 30, 2004, and then adjusts to 5.00 to 1.00 for the quarterly testing periods ending September 30, 2004 through March 31, 2005, 4.75 to 1.00 for the quarterly testing period ending June 30, 2005, and 4.50 to 1.00 thereafter.  The interest coverage ratio remains 2.75 to 1.00 for all quarterly testing periods.  We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues.  As of September 30, 2003, we were in compliance with the applicable covenants.

Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities).  We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future.  We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating.  This margin is adjusted quarterly.  Prior to September 2003, our senior debt rating from Moody’s was Ba1 and from Standard & Poor’s was BBB-.  In September 2003, Standard & Poor’s announced its decision to lower our senior debt credit rating to BB+.  As a result of this action, our effective all-in borrowing cost of LIBOR advances under the Credit Facilities increased to LIBOR plus 152.5 basis points from 127.5 basis points.

The condensed consolidated balance sheet as of September 30, 2003, excludes from current maturities $325 million of 7.0 percent senior notes due July 2004.  This amount is classified as long-term because we have both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facilities.

In April 2003, we issued the $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors.  These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended.  The notes are redeemable at any time prior to their maturity at the redemption prices described in the indenture governing such notes.  The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all our junior indebtedness.  Proceeds from this offering were initially used to reduce borrowings under the Credit Facilities.

In August 2003, the $300 million 7.95 percent senior notes matured and were retired using borrowings under the Credit Facilities.

Interest Rate Swaps

Pursuant to our risk management policy, management may engage in actions to manage our interest rate risk position.  In September 2003, we entered into two interest rate swaps representing $150 million notional amount with members of our bank group to manage interest expense.  The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate (“fair value hedges”).  Under the agreements, we receive a fixed interest rate of 7 percent and pay a variable interest rate based on a margin above LIBOR on $150 million notional amount.  The interest rate swaps mature in 2013.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.2 million for the three and nine months ended September 30, 2003.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, we recorded other long-term assets of $3 million as of September 30, 2003, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

SAINT REGIS MOHAWK TRIBE

We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York.  In November 2001, the parties entered into a seven-year definitive management agreement for Park Place to manage a casino to be located at Kutsher’s Country Club in Thompson, New York, which agreement was subject to the approval of the National Indian Gaming Commission (the “NIGC”). The NIGC gave comments to the Tribe and the Company regarding the management agreement’s conformity with federal laws, regulations and policies pertaining to such agreements.  As a result of these comments and in order to further the approval process of NIGC, the Company and the Tribe entered into on November 10, 2003, a First Amended and Restated Management Agreement and a First Amended and Restated Development Agreement (the “Amended Agreements”).  The Amended Agreements provide, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location.  Additionally, the Company will receive a development fee of $15 million for its services in developing and constructing the casino facility and the Tribe will assume the funding of the parking garage construction, which is estimated to cost approximately $40 million, which was previously an obligation of the Company.  The Amended Agreements are subject to final approval by the NIGC.

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

On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development.  The Saint Regis Mohawk Tribe recently announced that it would withdraw from the memorandum of understanding and continue to negotiate with the State of New York to reach an agreement on the subjects contained in the memorandum of understanding.

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

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the

Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al.  Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs’ claims to invalidate the Legislature’s authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. The court has set a briefing schedule for cross-motions for summary judgment.  On July 17, 2003, the State of New York Supreme Court (the trial court) upheld the constitutionality of the legislation that, among other matters, authorized the Governor of the State of New York to execute tribal-state gaming compacts.  The plaintiff’s have filed an appeal of the decision to the Appellate Division and the Company has responded to the appeal.

These lawsuits are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and such summaries will be updated as warranted.

BALUMA HOLDINGS, S.A.

Over the past several years, we have provided capital (in the form of loans) to Baluma Holdings, S.A. (“Holdings”), the ultimate parent of Baluma, S.A. (“Baluma,” the entity that owns the Conrad Punta del Este (the “Resort”), in Punta del Este, Uruguay). Two promissory notes (the “Baluma Loans”), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma.  Baluma is heavily indebted, and a restructuring of Baluma’s debt is needed.  In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to Park Place by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Baluma.  Such restructuring is conditioned upon, among other things, holders of Baluma’s $50 million of publicly-traded subordinated notes agreeing to extend the maturity of such notes and certain other amendments.  In addition, after the restructuring, we will have five of the seven seats on Baluma’s Board of Directors.  We intend to continue to operate the Resort pursuant to the management agreement.  If the restructuring occurs as proposed, we will have the ability to exercise significant influence over the management of Baluma, and accordingly would be required to consolidate Baluma’s results of operations.  The proposed restructuring is expected to be completed in the first quarter of 2004,

As a result of the proposed restructuring, we will compare the current value of our investment in the restructured Baluma to its historical carrying cost.  It is possible that as a result of such comparison we may recognize an impairment loss.  The net amount of our investments in Baluma at September 30, 2003, was $86 million.  We believe that any potential impairment losses would not have a material adverse impact on our consolidated financial condition, liquidity or credit availability.

SIGNIFICANT ACCOUNTING POLICIES

A description of the Company’s significant accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to these policies or estimates as of September 30, 2003.

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

•                  We believe that our operating results reflect the impact of reduced consumer spending and will continue to do so in the future.  Our operations are affected by changes in local and national general economic and market conditions in the locations where our operations are conducted and where customers live.

•                  Our ability to meet our debt service obligations will depend on our future performance, which will be subject to many factors that are beyond our control.

•                  Our Nevada properties are adversely affected by disruptions in air travel.

•                  We operate in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi.  Our Atlantic City properties have been impacted by the opening of the Borgata Casino Resort in Atlantic City in June 2003, and our properties may continue to be impacted in the future. Additionally, the establishment of new large-scale gaming operations on Native American lands in the states of New York and California could adversely affect the operations of our properties in Atlantic City and Nevada.

•                  Our gaming operations are highly regulated by governmental authorities, which operations are reviewed and enforced by such governmental authorities. We will also become subject to regulation in any other jurisdiction where we conduct gaming in the future.

•                  Our properties face a variety of risks which may result in loss.  Specifically, several of our properties are located in areas that are subject to adverse weather.  In addition, all of our properties could be considered at risk for criminal acts and/or terrorist or other hostile acts.  Although we endeavor to obtain and maintain insurance covering extraordinary events that would affect our properties, conditions in the marketplace have made it prohibitive for us to maintain insurance against losses and interruptions caused by terrorist acts and acts of war.

•                  Changes in applicable laws or regulations could have a significant effect on our operations. Our ability to comply with gaming regulatory requirements, as well as possible changes in governmental and public acceptance of gaming could materially adversely affect our business.

•                  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted. Specifically, the states of Indiana, Nevada, and New Jersey have imposed new and/or increased taxes on our operations. Such taxes and any future taxes have impacted our cash flows and will continue to impact our cash flows. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of the laws affecting the gaming industry, which if enacted, would impact our cash flows and could impact our ability to meet debt service requirements and, depending on the level of taxation, would materially adversely affect our business.

•                  Claims have been brought against us in various legal proceedings, and additional legal and/or regulatory claims may arise from time to time and judgments have been rendered against us and our subsidiaries. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies.

•                  While we from time to time communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential business information. It should not be assumed that we agree with any statement or report issued by any analysts, irrespective of the content of the statement or report.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such change may have on our outstanding debt.  We attempt to limit the impact of changes in interest rates by balancing the mix of our borrowings pursuant to our credit facilities and our long-term fixed-rate debt.  Based on our $1.2 billion of outstanding debt under the credit facilities at September 30, 2003, a hypothetical 100 basis point (1 percent) change in interest rates would result in an annual interest expense change of approximately $12 million.

In September 2003, we entered into two interest rate swap agreements representing $150 million notional amount with members of our bank group to manage our interest rate risk.  The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate and qualify for hedge accounting as permitted by SFAS No. 133.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.2 million for the three and nine months ended September 30, 2003.  Also, in accordance with SFAS No. 133, we recorded other long-term assets and a corresponding increase in log-term debt of $3 million as of September 30, 2003.

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

ITEM 1.                             LEGAL PROCEEDINGS

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

U.S. Attorney Subpoenas

The U.S. Attorney’s Office in Orlando, Florida has served grand jury subpoenas on the Company and Caesars Palace.  These subpoenas were served in connection with an investigation by the U.S. Attorney’s Office which we believe is focusing on possible money laundering in connection with certain cash transactions engaged in by a former customer of Caesars Palace.  We have been advised that neither the Company nor Caesars Palace are targets of the grand jury investigation.  We are complying with the subpoenas and are cooperating with the U.S. Attorney’s Office.

Mohawk Litigation

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al.  Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs’ claims to invalidate the Legislature’s authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. The court has set a briefing schedule for cross-motions for summary judgment.  On July 17, 2003, the State of New York Supreme Court (the trial court) upheld the constitutionality of the legislation that, among other matters, authorized the Governor of the State of New York to execute tribal-state gaming compacts.  The plaintiffs have filed an appeal of the decision to the Appellate Division and the Company has responded to the appeal.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Special Meeting of Stockholders was held on September 10, 2003.  Approximately 285,921,028 of the eligible 301,515,162 shares of the Company’s common stock were represented at the meeting.  Stockholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name to “Caesars Entertainment, Inc.” based upon the following number of votes cast:

	FOR	AGAINST	ABSTAIN
Change of Name	284,484,299	1,226,660	210,069

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

4.1	First Amended and Restated Multi-Year Credit Agreement a/k/a Bolt on Credit Agreement dated as of August 12, 2003

4.2	Amendment No. 6 to Five Year Credit Agreement dated as of August 12, 2003

4.3	Short-Term Credit Agreement dated as of August 12, 2003

31.1	Certification of the Chief Executive Officer of Park Place Entertainment Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Park Place Entertainment Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Park Place Entertainment Corporation.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Park Place Entertainment Corporation.

(b)                     Reports on Form 8-K

On July 23, 2003, the Company filed a Form 8-K, dated July 22, 2003.  This Form 8-K contains our press release announcing that the Board of Directors increased the number of directors from nine to ten and the election of Ralph C. Ferrara to the Board of Directors.

On July 24, 2003, the Company filed a Form 8-K, dated July 24, 2003, wherein we furnished our earnings release for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK PLACE ENTERTAINMENT CORPORATION

(Registrant)

Date: November 13, 2003

/s/ HARRY C. HAGERTY, III
Harry C. Hagerty, III
Executive Vice President,
Chief Financial Officer
(Principal Accounting Officer)