Form 10-K
period 2003-12-31
CAESARS ENTERTAINMENT INC
filed 2004-03-12
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-14573

CAESARS ENTERTAINMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0400631 (I.R.S. Employer Identification No.)
3930 Howard Hughes Parkway Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)
Registrant's telephone number, including area code: (702) 699-5000

PARK PLACE ENTERTAINMENT CORPORATION
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒    No ☐

        Based upon the June 30, 2003 New York Stock Exchange closing price of $9.09 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $2.5 billion.

        As of March 1, 2004, there were 305,740,692 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's definitive Proxy Statement in connection with the May 26, 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

General

        Effective January 5, 2004, the Company changed its name to Caesars Entertainment, Inc. from Park Place Entertainment Corporation. As used in this document, the terms "Caesars Entertainment," "Company," "we," "our," and "us," refer to Caesars Entertainment, Inc. and its subsidiaries as a combined entity except where it is clear that the terms mean only Caesars Entertainment, Inc. Notwithstanding the foregoing, the Company's affiliates and subsidiaries carry out their respective businesses and operations as separate legal entities.

        We are one of the largest casino/hotel operators in the United States and we have a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States. We operate 29 properties with approximately 29,000 guest rooms and more than two million square feet of casino space.

        Our properties are operated under the following brands: Caesars, Bally's, Flamingo, Grand Casinos, Hilton, and Paris. We employ approximately 55,000 people worldwide and our corporate headquarters is located in Las Vegas, Nevada. We reported net revenue of $4.5 billion in 2003.

        In December 1998, we became a separate and independent public company when Hilton Hotels Corporation ("Hilton") divested its gaming operations through a tax-free distribution of the Company's common shares to Hilton's stockholders. At the same time, we acquired the Mississippi gaming operations of Grand Casinos, Inc. ("Grand") through a merger. In December 1999, we acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities (collectively, "Caesars") from Starwood Hotels & Resorts Worldwide, Inc.

        The following table presents selected statistics about our properties (as of December 31, 2003). Except where noted we own, through our subsidiaries, a 100 percent interest in each of these properties.

Name and Location	Approximate Casino Square Footage(1)	Approximate Number of Slots	Approximate Number of Tables	Approximate Number of Rooms/Suites
Western Region
Caesars Palace	166,000	1,913	120	2,408
Paris Las Vegas	85,000	1,558	98	2,916
Bally's Las Vegas	83,000	1,524	61	2,814
Flamingo Las Vegas	77,000	1,619	92	3,455
Las Vegas Hilton(2)	74,000	1,414	49	2,968
Caesars Tahoe(3)	42,000	1,085	57	440
Reno Hilton	107,000	1,330	47	1,995
Flamingo Laughlin	57,000	1,416	51	1,907
Eastern Region
Bally's Atlantic City	225,000	6,144	197	1,745
Caesars Atlantic City	125,000	3,408	127	1,140
Atlantic City Hilton	60,000	2,019	85	804
Dover Downs(4)	80,000	2,000	—	232

Mid-South Region
Grand Casino Biloxi	134,000	2,792	85	975
Grand Casino Gulfport	102,000	2,147	71	1,001
Grand Casino Tunica	136,000	2,524	81	1,356
Sheraton Casino & Hotel	33,000	1,387	37	134
Bally's Casino Tunica	40,000	1,307	37	238
Caesars Indiana(5)	87,000	2,469	141	503
Bally's Casino New Orleans	30,000	1,221	30	—
International Region
Conrad Jupiters Gold Coast(6)	68,000	1,403	103	594
Conrad Treasury Brisbane(6)	71,000	1,329	88	130
Conrad Punta del Este Resort and Casino(7)	45,000	552	71	302
Casino Nova Scotia—Halifax(8)	32,000	755	34	352
Casino Nova Scotia—Sydney(8)	16,000	375	10	—
Casino Windsor(9)	100,000	3,298	85	389
Caesars Gauteng(10)	105,000	1,500	50	276
S.S. Crystal Harmony(11)	3,000	87	8	—
S.S. Crystal Symphony(11)	4,000	115	8	—
S.S. Crystal Serenity(11)	4,000	93	8	—

(1)
Includes square footage attributable to race and sports books.

(2)
On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton. The transaction is expected to close by the end of the second quarter of 2004.

(3)
We lease the building that houses the hotel and casino and lease the underlying land pursuant to a long-term ground and structure lease.

(4)
We provide management services to the casino at the Dover Downs racetrack in Delaware. Our management agreement with Dover Downs expires in December 2004.

(5)
We manage Caesars Indiana and own an 82 percent interest in a joint venture that owns this property.

(6)
We provide management services to these properties.

(7)
We have a 46.4 percent ownership interest in and manage this property.

(8)
We have a 95 percent interest in Metropolitan Entertainment Group, which operates the two properties on behalf of the Nova Scotia Gaming Corporation pursuant to an operating contract.

(9)
We have a 50 percent interest in Windsor Casino Limited, which operates Casino Windsor. The province of Ontario owns the complex.

(10)
We have a 25 percent interest in a joint venture that owns Caesars Gauteng and a 50 percent interest in a joint venture that manages Caesars Gauteng.

(11)
We operate the Caesars Palace at Sea casinos on three cruise ships owned by Crystal Cruises, Inc.

        Additional information about Caesars Entertainment may be accessed through our website at www.caesars.com. Our filings with the U.S. Securities and Exchange Commission (the "SEC") including our reports on Forms 10-K, 10-Q, and 8-K and all amendments to such reports are made available though www.caesars.com or www.sec.gov, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

        Additionally, the following documents are available in the "About Us" section under the "Corporate Governance" heading of the Company's website at www.caesars.com/corporate/aboutus/corporategovernance: the Company's Ethics Statement, Code of Conduct, Code of Ethics for Chief Executive and Senior Financial Officers, the written charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and the Company's Corporate Governance Guidelines. A copy of each of these documents may also be obtained, without cost, by written request submitted to Bernard E. DeLury, Jr., Secretary, Caesars Entertainment, Inc., 3930 Howard Hughes Parkway, Las Vegas, Nevada 89109.

        The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information in the "About Us" section under the "Corporate Governance" heading of the Company's website at the internet address of www.caesars.com/corporate/aboutus/corporategovernance. The Company also intends to satisfy any disclosure requirements regarding waivers for executive officers and directors from the Code of Conduct, Ethics Statement and/or Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on the Company's website at www.caesars.com/corporate/aboutus/corporategovernance.

        For managerial purposes, we have divided our properties into four geographic regions: the Western, Eastern, Mid-South and International Regions.

Western Region

        Through subsidiaries, we currently own and operate eight casino hotels in the state of Nevada; Caesars Palace, Paris Las Vegas, Bally's Las Vegas, Flamingo Las Vegas, and the Las Vegas Hilton in Las Vegas; Caesars Tahoe and the Reno Hilton in northern Nevada; and the Flamingo Laughlin in far southern Nevada.

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

Caesars Palace

        Caesars Palace is located on approximately 80 acres at the northwest corner of Flamingo Road and Las Vegas Boulevard on the Las Vegas Strip. Caesars Palace features 2,408 guest rooms and suites, approximately 166,000 square feet of gaming space and ten restaurants. In addition, the property also offers a 4.5 acre swimming pool complex, a 23,000 square foot spa/fitness facility, a wedding chapel, 110,000 square feet of meeting and convention space, and a 49,000 square foot event/exhibit pavilion. The 4,100-seat Colosseum at Caesars Palace opened in March 2003 with the first performance of "A New Day...." starring Celine Dion. Celine is scheduled to perform approximately 200 shows per year through March 2005. Sir Elton John's new show, "The Red Piano," made its debut at The Colosseum on February 13, 2004. The Colosseum will host "The Red Piano" for a minimum of 75 performances over three years. Through a lease to Simon Property Group, Inc., Caesars Palace is also home to the Forum Shops, a highly themed shopping mall which features upscale boutiques, well known stores and dining. Amenities such as the Forum Shops and The Colosseum benefit Caesars Palace by increasing visitation to the property.

        In September 2003, we announced plans for a new 949-room, 26-story luxury hotel tower as the latest project in the ongoing program to renovate Caesars Palace. The hotel tower addition also includes adding a fourth swimming pool, the upgrading and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space, and new restaurant facilities. The hotel tower will be the centerpiece of a $376 million expansion that includes additional convention and meeting facilities and related enhancements. Completion of the hotel tower is scheduled for the second half of 2005.

Paris Las Vegas

        Paris Las Vegas opened in September 1999. Located on approximately 24 acres, Paris Las Vegas features 2,916 spacious guest rooms and suites, an 85,000 square foot casino, eight French-inspired restaurants, six lounges, 120,000 square feet of meeting and convention space, 31,000 square feet of retail space, a two-acre pool and a European health spa. This Parisian-themed resort also features authentic replicas of famous French landmarks including a 50-story half-scale Eiffel Tower. Paris Las Vegas is connected to Bally's Las Vegas by a retail mall.

Bally's Las Vegas

        Bally's Las Vegas is located on approximately 44 acres at the southeast corner of Las Vegas Boulevard and Flamingo Road. This property, which is connected to Paris Las Vegas, features 2,814 guest rooms and suites, an 83,000 square foot casino, nine restaurants, five lounges, 115,000 square feet of meeting and convention areas, 48,000 square feet of retail space, an Olympic-sized pool, tennis courts and a spa. Bally's Las Vegas also has a 1,040-seat showroom which is home to one of the last remaining traditional Las Vegas shows, "Jubilee."

Flamingo Las Vegas

        The Flamingo Las Vegas is located on approximately 25 acres at the northeast corner of Las Vegas Boulevard and Flamingo Road. This property features 3,455 guest rooms and suites, approximately 77,000 square feet of casino space, nine restaurants, approximately 93,000 square feet of meeting and convention area, 800 showroom seats, multiple pools and lagoons, tennis courts, a spa and health club, and a wedding chapel. At the Flamingo Las Vegas, we teamed up with Jimmy Buffett to open the Margaritaville Café and entertainment complex. The multi-level restaurant, bar and live music stage opened in December 2003.

Las Vegas Hilton

        The Las Vegas Hilton is located on approximately 59 acres adjacent to the Las Vegas Convention Center. With this prominent convention location, the Las Vegas Hilton focuses its marketing toward convention groups. This property features 2,968 guest rooms and suites, approximately 74,000 square feet of casino space, 12 restaurants and 225,000 square feet of meeting and convention area. The property also includes a 1,600-seat showroom featuring top entertainers, a night club, and a spa and health club. On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton. The transaction is expected to close by the end of the second quarter of 2004. Until the sale is completed, the Las Vegas Hilton will be accounted for as an asset held for sale.

Caesars Tahoe

        Caesars Tahoe is located on the south shore of Lake Tahoe in Stateline, Nevada. The property occupies approximately 21 acres which are leased pursuant to a long-term ground and structure lease. This lease expires in 2028 and we have the option to renew for an additional 25-year period. This property features 440 guest rooms and suites, a 42,000 square foot casino, five restaurants, a nightclub, a 1,500-seat showroom, a health spa, and approximately 16,000 square feet of meeting space. Caesars Tahoe benefits from the scenic beauty of the Lake Tahoe region and the many recreational facilities and activities in the area. Caesars Tahoe draws a significant portion of its customers from the northern California area.

Reno Hilton

        The Reno Hilton, which is located on 144 acres, features 1,995 guest rooms and suites, a 107,000 square foot casino, ten restaurants, a lounge and approximately 200,000 square feet of meeting and convention space. This property is also complemented by recreational facilities including an outdoor golf driving range on a man-made lake, and a 24-hour bowling center.

Flamingo Laughlin

        The Flamingo Laughlin is located on 18 acres on the west bank of the Colorado River, 90 minutes south of Las Vegas. This property offers 1,907 guest rooms and suites, approximately 57,000 square feet of gaming space, seven restaurants, a 300-seat showroom, 35,000 square feet of flexible meeting and convention space, including the 20,000 square foot Flamingo Ballroom, a swimming pool and lighted tennis courts.

Cascata

        We also own and operate Cascata, a premier high-desert championship golf course in southern Nevada. This 18-hole Rees Jones designed course complements the amenities offered by our Las Vegas properties and is available to our resort guests.

Las Vegas Monorail

        The Las Vegas Monorail Company ("Las Vegas Monorail"), a Nevada nonprofit corporation, has developed a monorail system in Las Vegas. The monorail will be approximately four miles long and will have seven stations directly connecting eight hotel-casinos on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Three of the seven planned station stops will be at the following of our properties: Bally's Las Vegas, Flamingo Las Vegas and the Las Vegas Hilton. The monorail is scheduled to begin operating in March 2004.

Eastern Region

        In Atlantic City, New Jersey, the Company, through its subsidiaries, owns and operates three casino resorts along the famous Atlantic City Boardwalk.

        Our Atlantic City casinos are open 24 hours a day, seven days a week, and feature table games, slot machines, hotel suites/rooms, restaurants, convention space and entertainment. Atlantic City casinos are not permitted to operate sports books; however, Bally's Atlantic City and Caesars Atlantic City feature simulcast horse racing.

        The majority of our Atlantic City properties are clustered together at a high traffic density location. Our Caesars Atlantic City and Bally's Atlantic City properties (including the Claridge Casino and the Wild Wild West Casino) are located at the center of the famous Atlantic City Boardwalk. A network of skybridges connects all of our facilities at the center Boardwalk location, offering our guests the opportunity to circulate in an enclosed environment among a variety of casino, restaurant, entertainment and room amenities that we offer across a five city block area. Due to the varying weather conditions in this market, we believe this is a significant advantage.

Bally's Atlantic City

        Bally's Atlantic City is located on a 19-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. Including the Wild Wild West Casino and the Claridge Casino (separate casinos that are part of the Bally's Atlantic City complex), this property offers 1,745 guest rooms and suites, 225,000 square feet of casino and simulcast space, 87,000 square feet of meeting and convention space, 18 restaurants and a 46,000 square foot health spa. With its strategic center location on the Boardwalk, over 4,000 parking spaces and a bus terminal, Bally's Atlantic City is positioned to attract significant walk-in and drive-in business.

Caesars Atlantic City

        Caesars Atlantic City is located on approximately ten acres at the center of the Boardwalk and features 1,140 guest rooms and suites, approximately 125,000 square feet of casino and simulcast space, seven restaurants, a 1,100-seat showroom and a health spa. Caesars Atlantic City also offers approximately 48,000 square feet of convention, meeting and banquet facilities, a multi-function grand ballroom and a four-story atrium to attract convention business as well as walk-in patrons from the Boardwalk.

        Caesars Atlantic City also owns The Pier at Caesars which extends 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. The Pier at Caesars is currently being redesigned to include high-end retail, dining and entertainment. The Pier at Caesars is being leased to the Gordon Group, one of our original partners in the Forum Shops in Las Vegas, who is financing and developing the project. The Pier is currently under construction, with the opening scheduled for 2005.

        In September 2003, we announced plans to construct a parking garage adjacent to Caesars Atlantic City. The new $75 million parking garage, designed to meet the demand for additional parking, will be located near the center of the historic Boardwalk. Construction on the parking garage began in early 2004, with completion targeted for the second quarter of 2005.

Atlantic City Hilton

        The Atlantic City Hilton is located on approximately 12 acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to an exit off of the major highway leading into Atlantic City. This location gives the Atlantic City Hilton an advantage in attracting destination-oriented customers arriving by automobile or bus. This property features 804 guest rooms and suites, approximately 60,000 square feet of casino space, seven restaurants, a 1,200-seat theater and a spa.

Atlantic City Country Club

        Through a subsidiary, we also own and operate the historic Atlantic City Country Club in Northfield, New Jersey, located on 234 acres approximately a 10-minute drive from our Atlantic City properties. This premier 18-hole golf course is one of the oldest courses in the nation, having been founded in 1897, and it was extensively renovated in 1999. This amenity is used exclusively for our casino guests and other invited guests.

Delaware Operations

        We provide management services to the casino at the Dover Downs racetrack in Delaware, which has approximately 2,000 video lottery terminals (slot machines). The casino is part of the Dover Downs complex, which features live automobile racing, live harness racing November through April, fine dining, and entertainment. The Dover Downs Hotel and Conference Center, features 232 guest rooms and suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Our management agreement with Dover Downs expires in December 2004. Dover Downs has not given the Company any notice of an intention to renew or otherwise extend the agreement and as such the Company does not anticipate an extension of the management agreement.

Mid-South Region

        Through our subsidiaries, we own and operate five dockside casino hotels in Mississippi. On the Gulf Coast, we own and operate Grand Casino Biloxi and Grand Casino Gulfport. In Tunica County in northern Mississippi, we own and operate Grand Casino Tunica, Sheraton Casino & Hotel, and Bally's Casino Tunica. In southern Indiana, we manage and own 82 percent of Caesars Indiana, a riverboat casino on the Ohio River. In New Orleans, Louisiana, we own and operate Bally's Casino New Orleans, a riverboat casino on Lake Pontchartrain.

        Our Mid-South Region casinos are open 24 hours a day, seven days a week, and feature table games, slot machines, hotel suites/rooms, restaurants, convention space and entertainment. Our Mid-South Region casinos are not permitted to operate race and sports books.

Grand Casino Biloxi

        Grand Casino Biloxi is the largest dockside casino on the Mississippi Gulf Coast and is one of a few properties on the Mississippi Gulf Coast that is oriented east to west, thereby maximizing the property's visibility from the highway. The property is located on 29 acres of which 4 acres are owned and 25 acres are leased pursuant to long-term lease agreements. This location attracts customers arriving for day trips or overnight stays via automobile and bus. It also draws the convention market with its 41,000 square feet of convention space. Grand Casino Biloxi features approximately 134,000 square feet of gaming space, twelve restaurants, 975 hotel rooms, 4,200 parking spaces, a spa, a childcare entertainment center and a 1,800-seat theater.

Grand Casino Gulfport

        Grand Casino Gulfport is a dockside casino on the Mississippi Gulf Coast located on 34 acres, of which 20 acres are owned and 14 acres are leased pursuant to long-term lease agreements. This beachside resort property includes approximately 102,000 square feet of gaming area as well as seven restaurants, a childcare entertainment center, a tropical pool with a lazy river, an arcade, a 2,800-seat pavilion, a spa and 1,001 hotel rooms.

Grand Bear Golf Course

        Through a subsidiary, we own and operate the Grand Bear Golf Course on the Mississippi Gulf Coast which is strategically situated between the Grand Biloxi and Grand Gulfport properties. This 18-hole course designed by Jack Nicklaus is considered the premier golf course in the region. The course is available to our hotel and gaming guests as well as local residents.

Grand Casino Tunica

        Grand Casino Tunica is located on approximately 2,200 acres of owned land in Tunica County, Mississippi, approximately 15 miles south of the Memphis, Tennessee metropolitan area. Grand Casino Tunica is the largest dockside casino in Mississippi. Grand Casino Tunica is a 400,000 square foot, three-story, casino complex containing approximately 136,000 square feet of gaming space. Three hotels provide an aggregate of 1,356 rooms. Grand Casino Tunica is complemented by eight restaurants, an 18-hole Hale Irwin designed championship golf course and driving range, a spa, a recreational vehicle park and a sporting clays course. This property also has a 2,200-seat event center featuring headline entertainers and sporting events and approximately 28,000 square feet of convention space.

Other Mississippi Casinos

        The Sheraton Casino & Hotel, also in Tunica County, Mississippi, is located on 23 acres and consists of 33,000 square feet of gaming space, an attached hotel with 134 rooms, and four restaurants and bars. Bally's Casino Tunica, primarily a "locals" casino, features a 40,000 square foot casino, a 238-room hotel, and an adjacent land-based facility with entertainment facilities and three restaurants. Bally's Casino Tunica is located on 75 acres of which 26 acres are leased.

Caesars Indiana

        Caesars Indiana is located on 259 acres of owned land in southern Indiana, across the Ohio River from Louisville, Kentucky. We have an 82 percent equity interest in Caesars Indiana and operate the property. The resort's "Glory of Rome" riverboat casino is 450 feet long, 100 feet wide and four stories high. The riverboat is comprised of four decks offering 87,000 square feet of gaming space over seven separately themed casino areas. A 170,000 square foot pavilion houses retail space, ten restaurants, and 24,000 square feet of convention space, including a 1,250-seat sports and entertainment arena. Caesars Indiana also offers a 503-room hotel and an 18-hole championship golf course, Chariot Run. Prior to August 1, 2002, Caesars Indiana was required to cruise the Ohio River. On August 1, 2002, new legislation allowed Caesars Indiana to begin dockside gaming in consideration of paying higher graduated gaming tax. The previous gaming tax was a flat rate of 20 percent. The new tax rates are tiered based on revenues, with a maximum of 35 percent.

Bally's Casino New Orleans

        In Louisiana we own Bally's Casino New Orleans, a 30,000 square foot riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. Bally's Casino New Orleans also offers three food outlets.

International Region

        We operate seven international casino resorts on four continents: Australia, North America, South America and Africa, as well as three casinos on international cruise ships.

Australia

        In Australia, we operate two casino resorts under management agreements with Jupiters Limited, an Australian public company. Jupiters Limited owns two casino resorts in Queensland, Australia: Conrad Jupiters Gold Coast and Conrad Treasury Brisbane. On November 13, 2003, TABCORP Holding Limited completed a merger with Jupiters Limited. Our management agreements, which expire in April 2010, were not impacted by the Jupiters/TABCORP merger.

        Conrad Jupiters is located in Broadbeach, Queensland. This property, which is open 24 hours a day, features 594 hotel rooms, approximately 68,000 square feet of gaming space, a convention center, a 1,100-seat showroom and is surrounded by lush tropical gardens. There is also a health center with a pool, spa, tennis courts and a gym. Conrad Treasury is located in the central business district of Brisbane, Queensland's capital city. The casino is approximately 71,000 square feet, located on three levels of the Victoria-era Treasury building. The Conrad Treasury has the exclusive right to conduct casino gaming in Brisbane until 2005. Both Conrad Jupiters and Conrad Treasury attract a significant portion of their customers from the local as well as the interstate markets, while the individual premium players travel from various parts of Asia.

Uruguay

        In South America we operate, under a management agreement, the Conrad Punta del Este Resort and Casino, a five-star resort located on the beach in Punta del Este, Uruguay. We also have a 46.4 percent ownership interest in Baluma Holdings S.A. that owns the resort. The Conrad Punta del Este features 302 rooms and suites, a 45,000 square foot casino offering slot machines and table games, convention and meeting space, restaurants and shops, tennis courts, pools and a spa. The casino is open year round and 24 hours a day. A significant percentage of Conrad Punta del Este's customers travel from Brazil and Argentina and fluctuations in these countries' economies can affect this property's business.

Canada

        Metropolitan Entertainment Group, a partnership of which we, through subsidiaries, own 95 percent, operates Casino Nova Scotia Halifax in Halifax, Nova Scotia and Casino Nova Scotia Sydney in Sydney, Cape Breton, Nova Scotia. We operate these properties pursuant to an operating contract with the Nova Scotia Gaming Corporation (a Provincial Crown Corporation). The operating contract is for a term of 20 years, expiring on December 31, 2015, and includes an option for the Nova Scotia Gaming Corporation to purchase the casino complexes in 2005, 2010, and 2015, as defined in the operating contract.

        Casino Nova Scotia Halifax, which is open 24 hours a day, is located on the downtown waterfront and contains 32,000 square feet of casino space, 9,000 square feet of convention space, three restaurants and a lounge. We also own and operate the Casino Nova Scotia Hotel featuring 352 guest rooms, 18,000 square feet of additional convention facilities, a restaurant, a full service spa and a pub. This hotel, which is also located on the waterfront, is linked via an elevated pedestrian walkway to the Casino Nova Scotia Halifax. Marketing efforts at the hotel are focused toward convention and casino guests.

        Casino Nova Scotia Sydney is attached to a local sports arena and features approximately 16,000 square feet of gaming space, a restaurant and a lounge. The customer base at this casino is comprised mostly of locals. We do not own or operate a hotel at Casino Nova Scotia Sydney.

        Through subsidiaries, we own 50 percent of Windsor Casino Limited, which operates Casino Windsor, a hotel/casino complex, under a management contract with its owner, the Ontario Lottery and Gaming Corporation of the Province of Ontario, Canada. This property features 100,000 square feet of gaming space on two floors, five restaurants, 389 guest rooms, a 230-seat entertainment lounge and more than 15,000 square feet of meeting space. Casino Windsor is located on the Detroit River in Windsor, Ontario, directly across from Detroit, Michigan. This property competes with three casinos in Detroit. The majority of Casino Windsor's customer base comes from the United States, primarily from the Michigan and Ohio areas.

South Africa

        Through subsidiaries, we own a 50 percent interest in a joint venture which manages Caesars Gauteng casino resort in Johannesburg, South Africa. In addition, we have a 25 percent ownership interest in the joint venture that owns Caesars Gauteng. This property features a 105,000 square foot casino, two hotels with a total of 276 guest rooms, ten restaurants, a retail concourse and 123,000 square feet of convention facilities.

Caesars Palace at Sea

        We operate the Caesars Palace at Sea casinos on three cruise ships, the Crystal Symphony, the Crystal Harmony, and the Crystal Serenity, which are owned by Crystal Cruises, Inc. The casinos operate only when the ships are in international waters. The initial term of our operating agreement with Crystal Cruises, Inc. expires on December 31, 2005.

Other Developments

Pauma-Yuima Band of Luiseño Mission Indians

        In September 2003, we announced that the Pauma-Yuima Band of Luiseño Mission Indians selected us to exclusively negotiate agreements to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California just south of Temecula, California. This exclusive right expires in March 2004. The location will be easily accessible for millions of people living in the greater Los Angeles and San Diego areas. Those agreements must be executed before construction can begin, and the management contract, which we estimate will be for a term of seven years, is subject to approval by the National Indian Gaming Commission (the "NIGC") and other regulators. Preliminary plans call for a hotel and casino complex, with more than 100,000 square feet of gaming space. The casino could open as early as 2005.

Big Sandy Band of Western Mono Indians

        In January 2004, we reached a preliminary agreement with the Big Sandy Band of Western Mono Indians to develop and manage a casino resort on tribal lands near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 215 acres 10 miles northeast of Fresno in the San Joaquin Valley in Central California. Included in the acreage is a 40-acre parcel of tribal land where the gaming portion of the facility will be located. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino property would initially include 250 to 300 hotel rooms, more than 75,000 square feet of gaming space, at least 2,000 slot machines, approximately 20 gaming tables, restaurants, retail shops, and meeting and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast from the site of the proposed casino project.

        A management agreement for the casino resort, which we estimate will be for a term not greater than seven years, requires the approval of the NIGC. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies.

Saint Regis Mohawk Tribe

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe (the "Tribe") in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a definitive management agreement for the Company to manage a casino to be located at Kutsher's Country Club in Thompson, New York, which agreement was subject to the approval of the NIGC. The NIGC gave comments to the Tribe and the Company regarding the management agreement's conformity with federal laws, regulations and policies pertaining to such agreements. As a result of these comments and in order to further the approval process of the NIGC, the Company and the Tribe entered into on November 10, 2003, a First Amended and Restated Management Agreement and a First Amended and Restated Development Agreement (the "Amended Agreements"). The Amended Agreements provide, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The term of the Amended Agreements is seven years from the commencement of casino operations. Additionally, the Company will receive a development fee of $15 million for its services in developing and constructing the casino facility and the Tribe will assume the funding of the parking garage construction, which is estimated to cost approximately $40 million. The Amended Agreements are subject to final approval by the NIGC.

        We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Upon approval of the Bureau of Indian Affairs (the "BIA"), the 66 acre parcel will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

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

        The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company. Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as "games of chance." (For a discussion of such litigation, see Mohawk Litigation in Item 3. Legal Proceedings.)

Strategy

        We have assembled a portfolio of assets that generated $4.5 billion in net revenues in 2003. Our strategy is to expand our core business and create value by:

  •
  Promoting growth through the development of new projects in new markets and new attractions at our existing properties, with particular focus on leveraging the strength of the Caesars brand name;

  •
  Increasing operational effectiveness through cost control and productivity enhancements;

  •
  Driving profitable revenue growth through new product offerings and technological innovation.

        As part of this strategy, effective January 5, 2004, we changed our name to Caesars Entertainment in order to capitalize on the Caesars brand name—one of the best known brands in gaming—and as a means to leverage our growth in new markets. We believe that there are a number of new development opportunities, both domestically and internationally, for us to bring this brand and our expertise together to expand our Company. Examples of these new opportunities include the Native American projects we have announced in California as well as the traditional casino hotel operations we are pursuing both domestically and internationally. These opportunities are subject to significant uncertainties, but we are looking at ways to grow our business and the Caesars brand makes us a very strong competitor.

        We also look to grow our business by reinvesting in our existing properties. We have been making significant enhancements to our flagship property, Caesars Palace, including new restaurants, entertainment venues, casino space, retail and a 949-room hotel tower on which we commenced construction in late 2003. We also opened Jimmy Buffett's Margaritaville Café in December 2003 at the Flamingo Las Vegas which adds dining and retail space to that property. In Atlantic City, The Pier at Caesars will add 325,000 square feet of high-end retail and restaurants and will be connected directly to Caesars Atlantic City. This project is being financed by a third party development company and should open in 2005. To fully capitalize on that development and to handle the tremendous weekend visitor volume in Atlantic City, we are adding a 3,200 space parking garage at the Caesars Atlantic City property that should also open in 2005.

        Another component of our strategy is to improve our financial results by controlling costs and working more efficiently. Our Work Smart program identified cost savings initiatives in specifically identified areas such as promotional spending and labor. We achieved cost savings in these identified categories of $89 million through this program. We continue to promote our Work Smart program and look to identify new areas such as energy costs and labor utilization to further make improvements in our operations. Another major cost saving initiative has been the use of ticket-in/ticket-out slot technology, also known as cashless slots. We have been a leader in this area with approximately 60% of our domestic slot floor converted to cashless and we expect to be 80% cashless by the end of 2004. This initiative reduces labor costs in slot operations and security personnel, and reduces hand pay jackpots and hopper fills.

        Other initiatives, some of which we are just introducing, include the expansion of our guest loyalty program known as the Connection Card, our data warehouse and related customer marketing capabilities, and our use of the internet. The Connection Card program is designed to increase our revenues by building customer loyalty. The Connection Card program is designed to provide an incentive to our customers to play within markets and across jurisdictions. Our loyalty program is unique in that we are the first casino company to offer loyalty points for non-casino purchases incentivizing guests to spend the largest possible share of their trip at one of our properties. Our data warehouse allows us to market to our guests more efficiently and the internet allows us to more efficiently manage our room inventory and book rooms.

Marketing

        Domestically, we have divided the market into three distinct regions: the Western, Eastern and Mid-South Regions. With each region having its own specific challenges and opportunities, we have regionalized the overall marketing approach to each general location. We have centralized the normal marketing functions of advertising and direct marketing in each region to take advantage of our size and distribution, and where appropriate, share best demonstrated practices with all regions.

        Our individual casinos target specific customer segments in their overall marketing promotions. These customer segments can be grouped into the following general categories: locals (guests who reside in close proximity to our properties), convention groups (guests who come to attend trade shows, business conferences or group gatherings), tour and travel groups (guests purchasing travel packages in which airfare, hotel and other amenities are typically offered for one up-front price), and free and independent travelers (guests unaffiliated with any group whose travel is self-directed). Guests in these groups are further classified according to geographic origin, product preferences, spending patterns and other characteristics.

        We market our properties with advertising, extensive direct mail and loyalty programs. We also maintain marketing offices both domestically and internationally. All of our properties have loyalty programs through which casino patrons can receive complimentary meals, lodging, and/or entertainment in consideration of various amounts of casino play. Most of these programs also have a "cash back" feature that rewards customers with points based on play that can be redeemed for cash. These programs provide a base of customer information that enables us to target specific customers for promotions that might induce them to visit our casinos. We have designed a loyalty program called the Connection Card, which unifies all of our casino player loyalty programs under a single, umbrella program. This program is designed to develop new revenue streams and protect existing ones, by encouraging Caesars Entertainment guests at each of our properties to visit our other casino resorts. The Connection Card program is also the first loyalty based casino program that rewards hotel guests for their non-gaming cash purchases.

Western Region

        All of our Nevada properties are designed to enhance the entertainment experience of guests from each general category. Caesars Palace and Caesars Tahoe marketing efforts are directed at the mid- to high-end casino guests. Paris Las Vegas and Bally's Las Vegas direct their marketing efforts to the mid-market, including convention groups and tour and travel groups. The Reno Hilton focuses on the locals market and the Las Vegas Hilton focuses on convention groups. Our Flamingo Las Vegas and Flamingo Laughlin properties target the value-conscious and mid-market customers.

        We are directing our higher-end players to Caesars Palace. As part of the marketing efforts to these players, we invite selected customers and may pay for or reimburse the cost of their air transportation and provide them with complimentary rooms, food and beverage. Generally, these persons either have established casino credit limits or cash on deposit in the casino and have previously evidenced a willingness to wager substantial amounts at the casino.

Eastern Region

        Our Atlantic City properties are positioned to attract significant walk-in traffic from the Boardwalk as well as drive-in customers. Promotional dollars are spent on encouraging patrons arriving by car or bus to visit our properties. These promotions often include coupons that can be redeemed for cash upon entering the casino.

        Bally's Atlantic City and Caesars Atlantic City are linked by the Wild Wild West Casino and offer amenities to our guests that are designed to attract the mid-market and high-end casino customers. The Atlantic City Hilton focuses on personalized service for high-end and mid-market casino customers.

Mid-South Region

        Our Indiana, Louisiana and Mississippi gaming operations are provided on dockside barge or riverboat casinos. Bally's Casino Tunica is primarily a locals casino, while the Sheraton Casino & Hotel and Grand Tunica market to mid-market travelers. Grand Biloxi markets to the mid-market and value-conscious traveler while Grand Gulfport targets the locals market. Bally's Casino New Orleans, which is approximately eight miles from the French Quarter of New Orleans, attracts locals and mid-market casino patrons. Caesars Indiana targets the Louisville, Kentucky market with amenities that appeal to value-conscious travelers through upper-market patrons.

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

Gaming Supervision and Controls

        Our casino activities are conducted by experienced personnel who are well trained and supervised. As is the case of any business that extensively involves the handling of cash, gaming operations at our properties are subject to risk of loss as a result of dishonesty. However, we believe that we have reduced the risk to the extent practicable without impeding play and within reasonable cost limitations through supervision of employees and other internal controls. Our audit and cash controls include: locked cash boxes on the casino floor; daily cash and coin counts performed by employees independent of casino operations; 24-hour observation and supervision of the gaming area; observation and recording of gaming and other areas by closed-circuit television; and computer monitoring of our gaming devices.

Events of September 11, 2001/Acts of Terrorism and War/Insurance Coverage

        The terrorist attacks of September 11, 2001 had a significant impact on the travel and tourism industries in which we operate. The significant reduction in both business and leisure air travel following the attacks reduced visitation to our Las Vegas properties, causing our operating results to decline significantly. Our properties in markets outside of Las Vegas, which are not as dependent on air travel, did not experience as much business disruption. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect our business and results of operations. Future acts of terror in the United States or an outbreak of hostilities involving the United States may again reduce our guests' willingness to travel with the result that our operations will suffer.

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

Competition

        There is intense competition in the gaming industry. Our properties compete on a variety of basis including: the quality of amenities such as guest rooms, dining, entertainment and retail operations; marketing and promotional matters; and the location of our properties. Each property targets differing customer segments and competes accordingly. For more information on targeted customer segments, please see the"Marketing" section above. The construction of new properties or the enhancement or expansion of existing properties in any market in which we operate could have a negative impact on our business in that market.

        In Atlantic City we compete with nine other hotel casinos on or near the Atlantic City Boardwalk. The Borgata, a new 2,000-room hotel casino opened in July 2003 in Atlantic City, New Jersey, significantly increased the capacity in that market. Other competitors in Atlantic City have recently completed expansions of their hotels and others have announced expansion projects. The State of New Jersey has from time to time considered approving video lottery terminals ("VLTs") at the racetracks in the state and increasing certain taxes that may impact the gaming industry, including a proposed increase in the gross gaming tax from 8% to 10%. Current circumstances indicate a change in policy away from such considerations, however, if VLTs are approved, it could adversely affect our operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect our results of operations.

        In Las Vegas, we compete with numerous other casino properties on or near the Las Vegas Strip. Several of our competitors in Las Vegas, Nevada have expanded or are currently expanding their operations with additional hotel towers, adding a significant number of new hotel rooms to the Las Vegas market. In addition, Wynn Resorts is constructing a new 2,700-room hotel casino expected to be completed in 2005.

        In Mississippi, we compete with ten other casino properties on or near the Mississippi Gulf Coast. In Biloxi, Mississippi, a new competitor has broken ground on a 306-room hotel casino which will include 48,500 square feet of gaming space. The hotel casino is expected to be completed in late summer of 2005. This will be the first new casino to open on the Mississippi Gulf Coast since 1999. In northern Mississippi, we compete with 5 casino properties located in Tunica County, Mississippi.

        Our businesses may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City, Las Vegas, and the Gulf Coast and/or (ii) by other projects not yet announced in any of the other markets. In addition, our operations in Laughlin, Nevada and Northern Nevada have been adversely impacted and will continue to be adversely impacted by the expansion of Native American gaming in California and Arizona.

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

        We also compete with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Native American casinos in the State of New York-three in Western New York and three in the Catskill Region-and approved the use of VLTs at racetracks and authorized the participation of New York State in a multi-state lottery. The first operations of VLTs at racetracks opened in January 2004 with seven other operations scheduled to open in New York during the remainder of the year. This could adversely affect visitation of our Atlantic City properties from New York. In California, there has been a proliferation of casino-style gaming on tribal lands, and there is consideration by the governor of California of an initiative to increase the scope of such operations in exchange for tax revenue. The presence of Native American casinos in California has had a negative impact on the results of our Nevada casinos, and an increase in the capacity of those casinos in California can be expected to further impact our Nevada operations.

        Several states are considering or have announced plans to allow VLTs or slot machines at racetracks in consideration of tax revenue from those operations. To the extent that these operations are conducted in states in which we have properties, or in neighboring states, we could be adversely affected.

        The Company's operations are seasonal. Specifically, the Las Vegas market, and our properties in Las Vegas experience the highest business levels during the first and second calendar quarters while our Atlantic City operations are adversely impacted by inclement weather, mostly in the first and fourth calendar quarters. Additionally, special events such as a sporting event or a concert, or visits by our premium players, and the timing of holidays can impact our results for the respective period. Overall, the Company experiences the highest business levels in the third calendar quarter and the lowest business levels in the fourth calendar quarter.

Environmental Matters

        Caesars Entertainment, like others in our industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (collectively, "Environmental Laws"). We endeavor to maintain compliance with Environmental Laws, but, from time to time, current or historical operations at our properties may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws.

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

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or any of our licensed subsidiaries in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and key employees of the Company and our licensed subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

        The Nevada Act requires any person who acquires a beneficial ownership of more than 5 percent of our voting securities to report such acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10 percent of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10 percent, but not more than 15 percent, of our voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds our voting securities for investment purposes only. Under certain circumstances, an institutional investor which has obtained a waiver can hold up to 19 percent of our voting securities for a limited period of time and maintain the waiver. An institutional investor will be deemed to hold our voting securities for investment purposes if it acquired and holds our voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

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

  •
  the number of table games operated.

        A live entertainment tax of 10 percent (or in some cases, five percent) is also paid by casino operations where entertainment is furnished in connection with an admission charge, the selling or serving of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.75 percent of gross gaming revenues.

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Control Board of the licensee's participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

        The New Jersey Commission has approved our corporate charter. The corporate charters of our subsidiaries that operate Bally's Atlantic City, the Atlantic City Hilton, and Caesars Atlantic City and their privately-held affiliates likewise conform to the New Jersey Act's requirements described above for privately-held companies.

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

        The Mississippi Gaming Control Act (the "Mississippi Act") is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

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

        The Mississippi Act provides for legalized dockside gaming at the discretion of the fourteen Mississippi counties that border the Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county. In recent years, certain anti-gaming groups proposed for adoption through the initiative and referendum process certain amendments to the Mississippi Constitution which would prohibit gaming in the state. The proposals were declared illegal by Mississippi courts on constitutional and procedural grounds. The latest ruling was appealed to the Mississippi Supreme Court, which affirmed the decision of the lower court. If another such proposal were to be offered and if a sufficient number of signatures were to be gathered to place a legal initiative on the ballot, it is possible for the voters of Mississippi to consider such a proposal in November of 2006. While we are unable to predict whether such an initiative will appear on a ballot or the likelihood of such an initiative being approved by the voters, if such an initiative were passed, it would have a significant adverse effect on us and on our Mississippi gaming operations.

        As of January 1, 2004, dockside gaming was permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming.

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

        At any time, the Mississippi Commission has the power to investigate and require a finding of suitability of any of our record or beneficial stockholders. The Mississippi Act requires any person who acquires more than five percent (5%) of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission ("SEC"), to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent (10%) of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. If a shareholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent (5%) of any class of voting securities of a Registered

Corporation. However, under certain circumstances, an "institutional investor," as defined in the Mississippi Commission's regulations, which acquires more than ten percent (10%) but not more than fifteen percent (15%) of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include:

  •
  voting on all matters voted on by stockholders;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and

  •
  such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

        Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond the time that the Mississippi Commission prescribes may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or the Mississippi Gaming Subsidiaries, the company involved:

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

        We may be required to disclose to the Mississippi Commission upon request the identities of the holders of any of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission, in its discretion, may require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership would be inconsistent with the declared policies of the State of Mississippi.

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

        Each Mississippi Gaming Subsidiary must maintain in Mississippi a current ledger with respect to ownership of its equity securities and we must maintain in Mississippi a current list of our stockholders which must reflect the record ownership of each outstanding share of any class of equity security issued by us. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We also must render maximum assistance in determining the identity of the beneficial owner.

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

        Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Gaming Subsidiary may not make a public offering of its securities but may pledge or mortgage casino facilities. We may not make a public offering of our securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to our public securities offerings and private placements of our securities, subject to certain conditions, including the ability of the Mississippi Commission to issue a stop order with respect to any such offering if the staff determines it would be necessary to do so.

        Under the regulations of the Mississippi Commission, none of our Mississippi Gaming Subsidiaries may guarantee a security issued by us or an affiliated company pursuant to a public offering or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by us or the affiliated company without the prior approval of the Mississippi Commission. The pledge of the stock of a Mississippi Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by our Mississippi Gaming Subsidiaries and their holding companies and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. We have obtained approvals from the Mississippi Commission for such guarantees, pledges and restrictions in connection with securities offerings, subject to certain restrictions, but we must obtain separate prior approvals from the Mississippi Commission for pledges (if any) and stock restrictions imposed in certain financing transactions. Moreover, the regulations of the Mississippi Commission require us to file a Loan to Licensees Report within thirty (30) days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order such transactions rescinded.

        Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

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

        Neither we nor any Mississippi Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. We previously have obtained a waiver of foreign gaming approval from the Mississippi Commission for operations in other states in which we conduct gaming operations and will be required to obtain the approval or a waiver of such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi.

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

        The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals four percent (4%) of gaming receipts of $50,000 or less per month, six percent (6%) of gaming receipts that exceed $50,000 but do not exceed $134,000 per month, and eight percent (8%) of gaming receipts that exceed $134,000 per month.

        The foregoing license fees we pay are allowed to be used as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which our casino operations are located equals approximately four percent (4%) of the gaming receipts.

        The Mississippi Commission's regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least twenty-five percent (25%) of the casino cost. The Mississippi Commission adopted amendments to the regulation that increase the infrastructure development requirement from twenty-five percent (25%) to one hundred percent (100%) for new casinos (or upon acquisition of a closed casino) but grandfather existing licensees. We believe that our Mississippi Gaming Subsidiaries are in compliance with the previously existing infrastructure requirement and are not subject to the increased infrastructure requirement.

        Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by our Mississippi Gaming Subsidiaries. All of our Mississippi Gaming Subsidiaries operate in areas designated as special resort areas, which allow our Mississippi Gaming Subsidiaries to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon us and our business, financial condition, and results of operations. Certain of our and our Mississippi Gaming Subsidiaries' key officers and managers must be investigated by the Alcohol Beverage Control Division in connection with their liquor permits and changes in key positions must be approved by the Alcohol Beverage Control Division.

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

        The Louisiana Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee. Effective as of April 1, 2001, the State of Louisiana taxes riverboat gaming operations at the rate of 21.5 percent of net gaming proceeds. However, our riverboat at Bally's Casino New Orleans is subject to the following taxes on riverboat gaming operations effective as of April 1, 2001:

  •
  for any month in which the Bally's Casino New Orleans receives net gaming proceeds of less than $6 million, we must pay a tax equal to 18.5 percent of net gaming proceeds;

  •
  for any month in which Bally's Casino New Orleans receives net gaming proceeds of at least $6 million but less than $8 million, we must pay a tax equal to 20.5 percent of net gaming proceeds for that month; and

  •
  for any month in which the Bally's Casino New Orleans receives net gaming proceeds of $8 million or more, we must pay a tax equal to 21.5 percent of net gaming proceeds for that month.

        Additionally, effective as of April 1, 2001, we are authorized to conduct dockside gaming activities, without the requirement to conduct cruises and excursions, provided that we comply with the following restrictions:

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

        The Indiana Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. Effective July 1, 2003, a company may own up to 100 percent of two separate riverboat owner's licenses.

        The Indiana Riverboat Act authorizes the issuance of up to ten (10) riverboat gaming licenses which are restricted by location, with five to be awarded for riverboats operating in specific cities on Lake Michigan, and five to be awarded for riverboats operating on the Ohio River. The Indiana Riverboat Act originally included an eleventh license to be awarded for a riverboat operating on Patoka

Lake. The Indiana Gaming Commission has not considered applicants for the eleventh license since the Patoka Lake site has been determined by the U.S. Army Corps of Engineers to be unsuitable for a casino vessel project. Pursuant to legislation that became effective July 1, 2003, the Indiana General Assembly eliminated the license for Patoka Lake, and authorized the operation of a riverboat casino in Orange County, Indiana. Under this legislation, the Indiana Gaming Commission will be deemed the holder of this license, and is authorized to enter into an operating agreement for up to 20 years with a qualified operator for this riverboat casino facility.

        Each owner's license runs for an initial period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner's license pursuant to the Indiana Riverboat Act and the rules and regulations adopted there under. All riverboat licensees have a continuing duty to maintain suitability for licensure and are required to notify the Indiana Gaming Commission of any material change in the information submitted in its application or any other matter which would render the licensee ineligible. An owner's license does not create a property right but is a revocable privilege contingent upon continuing suitability for licensure. A licensed owner undergoes a complete investigation every three years.

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

        The Glory of Rome riverboat casino has been licensed to conduct gaming operations by the Indiana Gaming Commission pursuant to a license originally granted to RDI/Caesars Riverboat Casino, L.L.C., which we acquired from Starwood. An ownership interest in an owner's riverboat license may only be transferred after receiving approval from the Indiana Gaming Commission and upon compliance with the regulations issued under the Indiana Riverboat Act. The Indiana Gaming Commission approved the transfer of the interest in the riverboat owner's license to the Company on March 30, 2000.

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

        A riverboat licensee that implements "flexible scheduling" must pay a $3.00 admission tax for each person admitted to the riverboat, and must pay a graduated wagering tax on adjusted gross receipts from gaming. The graduated wagering tax is calculated on adjusted gross receipts received during the time period beginning July 1 of each year and ending June 30 of the following year. The wagering tax is calculated as follows:

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

        In 2003, the Indiana General Assembly imposed a retroactive wagering tax on all riverboats, moving the effective date of the 2002 graduated wagering tax from August 1, 2002 to July 1, 2002. The Indiana Department of Revenue has assessed the retroactive tax on the riverboats, without providing an offset for wagering taxes paid at a higher flat tax rate during that one month period. Caesars Indiana and the other riverboat casinos have filed protests with the state, asserting that this interpretation of the legislation is erroneous and should be set aside.

        In 2003, the Indiana General Assembly also authorized riverboat casinos to remain open 24 hours per day, seven days a week, with those hours of operation to be set at the election of the riverboat casino. In July, 2003, Caesars Indiana began continuous 24-hour gaming each day of the week.

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

        The Indiana Gaming Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Riverboat Act or the rules and regulations of the Indiana Gaming Commission, or if the Indiana Gaming Commission determines that the revocation of the license is in the best interests of the State of Indiana. A holder of a gaming license is required to post bond with the Indiana Gaming Commission in an amount that a local community will expend for infrastructure and other facilities associated with a riverboat operation.

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

  •
  a representative of the riverboat licensee or applicant be present at the meeting to answer any questions; and

  •
  a decision regarding the approval of the debt transaction be issued by the Indiana Gaming Commission at the next following meeting. The Indiana Gaming Commission rules also authorize the Executive Director of the Indiana Gaming Commission to waive certain of these requirements.

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

        On September 12, 2003, the Indiana Gaming Commission conducted its five-year suitability review of Caesars Indiana and renewed its riverboat owner's license for one year. The license is renewable on an annual basis, and the property will undergo a complete suitability investigation every three years.

Queensland, Australia Gaming Laws

        Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including us, our subsidiary that manages the Conrad Jupiters Gold Coast and the Conrad Treasury Brisbane and their principal stockholders, directors and officers, must be found suitable and/or licensed. A casino license once issued remains in force until surrendered or canceled. Queensland law defines the grounds for cancellation and, in that event, an administrator may be appointed to assume control of the casino hotel complex. The Queensland authorities have also conducted an investigation of, and have found suitable, us and our subsidiary BI Gaming Corp., which manages the Conrad Jupiters Gold Coast and Conrad International Treasure Casino Brisbane.

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

IRS Regulation

        The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, slot machine and certain table game winnings in excess of prescribed amounts. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

        Regulations adopted by the Financial Crimes Enforcement Network ("FinCEN") of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of certain amounts occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. FinCEN has also established regulations pertaining to the reporting of certain transactions deemed to be suspicious. These regulations require our operating subsidiaries to develop and implement compliance and reporting programs. We believe our programs meet the requirements of the applicable regulations.

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

Headquarters

        Our principal executive offices are located at 3930 Howard Hughes Parkway, Las Vegas, Nevada 89109. Our telephone number is (702) 699-5000. Our website is www.caesars.com.

Employees

        At December 31, 2003, we had approximately 55,000 employees, of which approximately 22,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the gaming industry generally. Although strikes of short duration have from time to time occurred at certain of our facilities, we believe our employee relations are satisfactory.

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

        Further, statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or other words or expressions of similar meaning, may identify forward-looking statements. These statements reflect our judgment on the date they are made and we undertake no duty to update such statements in the future. Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in the Company's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

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

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company's subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company's business includes factors that management believes could cause the Company's actual results to differ materially from expected and historical results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

  •
  The Company's operations are affected by changes in local and national general economic and market conditions in the locations where those operations are conducted and where customers live.

  •
  Our ability to meet our debt service obligations and to refinance existing debt will depend on our future performance and other conditions or events, which will be subject to many factors that are beyond our control.

  •
  Our Nevada properties are adversely affected by disruptions in air travel.

  •
  All of our Las Vegas properties are in close proximity to each other. Our Atlantic City properties are also in close proximity to each other. If a natural disaster or calamity occurs in either market that affected these properties, our results may be impacted.

  •
  As described under "Competition," the Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotel and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. The growth in the number of guest rooms and casino capacity in Las Vegas, including a new resort casino currently under construction, and Atlantic City, in which a new hotel casino has recently opened, may negatively affect our operating results. Additionally, the establishment of gaming operations on Native American lands in the states of New York, California, and Arkansas and any other states near our existing operations could adversely affect the operations of the Company's properties. The expansion of state-owned or mandated racinos in our existing markets and adjoining states could also adversely affect our properties.

  •
  As discussed under "Regulation and Licensing," the Company's gaming operations are highly regulated by governmental authorities and the gaming operations are subject to periodic reviews and audits by the governmental authorities. We will also become subject to regulation in any other jurisdiction where the Company conducts gaming in the future.

  •
  Our properties face a variety of risks which may result in loss. Specifically, several of our properties are located in coastal areas and are subject to wind and flood damage from storms. In addition, all of our properties could be considered at risk for terrorist or other hostile acts and our properties can be victims of criminal acts by patrons and others. Conditions in the insurance marketplace have made it more difficult to purchase insurance on economically reasonable terms. As a result, we are now subject to significantly higher self-insured retentions on virtually all of our insurance coverages, and we do not carry insurance against terrorist acts. For all these reasons, we are at a greater risk of loss than we have been in the past.

  •
  Changes in applicable laws or regulations could have a significant effect on our operations. Our ability to comply with gaming regulatory requirements, as well as possible changes in governmental and public acceptance of gaming could materially adversely affect our business.

  •
  The terrorist attacks of September 11, 2001, and the potential for future terrorist attacks or acts of war or hostility, have created economic and political uncertainties that could adversely impact our business levels and results of operations. Leisure and business travel, especially travel by air to Las Vegas, is sensitive to global geopolitical events.

  •
  The Company's properties are large consumers of electricity and other energy. Accordingly, the recent increases in energy costs may continue to have a negative impact on our operating results.

    Additionally, higher energy and gasoline prices which affect our customers may adversely impact the number of customers who visit our properties and adversely impact our revenues.

  •
  Any future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals, legal challenges and the ability to obtain at reasonable rates appropriate insurance coverage for such projects. Changes may be made in a project's scope, budgets and/or schedules for competitive, aesthetic or other reasons and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any circumstances could give rise to delays in the completion of any project we undertake and/or cost overruns.

  •
  The Company's development projects are subject to many factors, some of which are beyond the Company's control. Development projects are dependent on factors such as reaching definitive agreements with third parties, securing sites and land, obtaining requisite governmental approvals and competing for such development projects with other gaming and resort companies. Further, while the Company is pursuing and will continue to pursue development opportunities there can be no assurance that such opportunities will become operational.

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

  •
  The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which our properties operate. From time to time, various state and federal legislators and officials have proposed increasing tax rates and other charges and levies assessed against gaming operations, or in the administration of the laws affecting the gaming industry. If taxes are increased, such increase will negatively impact our cash flows and could impact our ability to meet debt service requirements and, depending on the level of taxation, would adversely affect our business.

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

  •
  While the Company from time to time communicates with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential business information. It should not be assumed that we agree with any statement or report issued by any analysts, irrespective of the content of the statement or report.

Item 2. PROPERTIES

        Casino hotels owned and operated, leased and managed by Caesars Entertainment are listed and described in Item 1 of this report.

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

Slot Machine Litigation

        In April 1994, William H. Poulos brought a purported class action in the United States District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc., et al. against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. In May 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida captioned William Ahern, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including the Company. In September 1995, a third action was filed against 45 defendants, including the Company, in the United States District Court for the District of Nevada captioned Larry Schreier, et al. v. Caesars World, Inc,. et al. The court consolidated the three actions in the United States District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on the false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influence and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation and seek unspecific compensatory damages. In July 2002, the United States District Court denied the plaintiff's motion to certify the case as a class action. The plaintiff has appealed the District Court's ruling to the United States 9 Circuit Court of Appeals, where the matter is under advisement.

Mohawk Litigation

        In April 2000, we entered into an agreement with the Saint Regis Mohawk Tribe (the "Tribe") pursuant to which we obtained the exclusive rights to develop a Class II or Class III casino project in the State of New York with the Tribe. There are various parties alleging that the grant of rights to the Company infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

        On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "Tribal Court" in Hogansburg, New York against the Company and certain of its executives. The proceeding sought to nullify the Company's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. On March 20, 2001, the "Tribal Court" purported to render a default judgment against the Company and one of its executives in the amount of $1.787 billion, which judgment the Company refuses to recognize as valid. On June 2, 2000, the Company and certain of its executives filed an action captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribal members from proceeding in the "Tribal Court" with an action that we believe has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the action on the grounds that the Court lacked jurisdiction. In October 2000, the Company appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2002, the Second Circuit remanded the matter to the District Court for further development of the record. In April 2002, the District Court requested the United States Department of the Interior, Bureau of Indian Affairs ("BIA") to provide its current position with regard to the legitimacy of the Tribe's form of government and "Tribal Court". Following receipt of letters issued by the BIA, dated June 5, 2002, June 26, 2002 and July 12, 2002, this Court entered an Order on July 29, 2002, affirming that the BIA recognizes only the Three Chief system of government for the Saint Regis Mohawk Tribe (the "Tribal Council"), that the Tribal Council has, by Resolution having the force of law of the Tribe, invalidated the Tribal court system and that the Mohawk people have, by popular vote, determined that the purported "Tribal Court" is without authority to adjudicate matters of Tribal law. On February 11, 2004, the Magistrate Judge issued a decision requiring the Department of the Interior to review its decision to recognize the Three Chief system of government. On February 16, 2004, the Tribal Council received a letter from the Department of the Interior continuing to recognize the Tribal Council as the official representatives of the Saint Regis Mohawk Tribe.

        On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plaintiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants. Discovery is on going and a trial date has been set for mid 2004.

        On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, "Catskill Development") filed an action captioned Catskill Development L.L.C., et al. v. Park Place Entertainment Corporation, et al., against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as a Native American gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages. On May 14, 2001, the Court granted the Company's motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling, and the District Court reinstated one of the dismissed claims, with Catskill Development's claims for tortious interference with contract and prospective business relationship remaining after such decision. On or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court's decision reinstating plaintiffs' tortious interference with contract claim on the basis of intervening case law from a Federal Appeals Court. On August 22, 2002, the Court granted the Company's motion for summary judgment dismissing plaintiffs' remaining two claims for tortious interference with contractual relations and tortious interference with prospective business relations. On August 26, 2002, the Court granted judgment to the Company dismissing plaintiffs' complaint in its entirety. Plaintiffs have appealed the District Court's decision to the United States Court of Appeals for the Second Circuit. Subsequent to the filing of the appeal, the Plaintiffs moved on March 14, 2003 to reopen the judgment on the ground that certain information had not been provided to Plaintiffs in discovery. In a decision rendered on October 7, 2003, the District Court granted Plaintiffs limited discovery for a 30-day period to explore whether they had been deprived of relevant information. That discovery period has now ended, and the matter is before the Court for a final determination. In its decision of October 7, 2003, the District Court emphasized that, whatever the result of the discovery; it would reaffirm its summary judgment decision since the issues raised in Plaintiffs' motion related to only one of two alternative grounds for the granting of summary judgment. Once the District Court decides the motion to reopen the judgment, the entire matter will be heard by the Second Circuit. Caesars Entertainment believes this matter to be without merit and will continue to vigorously contest the case.

        On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al. Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company ("President") in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe's failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans. Plaintiffs allege causes of action for interference with contract, interference with business relations, Donnelly Act violations and unfair competition. All defendants have moved for dismissal of the complaint. The Company believes the matter is without merit and will vigorously contest the case.

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

        On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion "Tribal Court" default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported "Tribal Court" in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior, Bureau of Indian Affairs ("BIA"). After the parties made cross-motions for summary judgment, the parties agreed to settle the action with discontinuance. A settlement agreement has been circulated for signature by all the plaintiffs. Although a signed settlement agreement has not been exchanged, the Court has discontinued the action without prejudice.

        On October 15, 2001, Scutti Enterprises, LLC ("Scutti") filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti's efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe's reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court's dismissal of plaintiff's claims for tortious interference with contractual relations. On November 26, 2002, the Court denied plaintiff's motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court's dismissal of the action, affirming the dismissal of Scutti's claim for tortious interference with contractual relations, and vacating the dismissal of Scutti's claim for tortious interference with prospective business relations and remanding the case to the District Court regarding only that claim. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

        On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as "games of chance," approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs' claims to invalidate the Legislature's authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. On July 17, 2003, the Supreme Court granted defendants' summary judgment motions, upholding the constitutionality of the legislation and dismissing plaintiffs' complaints in their entirety. The plaintiffs appealed this decision and both sides were heard in December 2003. A decision on such appeal has not been issued.

U.S. Attorney Subpoenas

        At various times during 2003, the U.S. Attorney's Office in Orlando, Florida served grand jury subpoenas on the Company and Caesars Palace. The subpoenas were served in connection with an investigation by the U.S. Attorney's Office which the Company believes is focusing on possible money laundering in connection with certain cash transactions engaged in by a former customer of Caesars Palace. The investigation continues and current and former employees of the Company and Caesars Palace have been interviewed by the U.S. Attorney's Office. The Company and Caesars Palace continue to cooperate. Neither the Company nor Caesars Palace has been advised that either entity is a target of the grand jury investigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the New York Stock Exchange under the symbol "CZR." The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2003		2002
	High	Low	High	Low
First quarter	$8.64	$6.50	$10.98	$8.70
Second quarter	9.23	6.90	12.93	9.50
Third quarter	10.00	8.22	10.53	7.38
Fourth quarter	11.09	8.87	8.79	6.06

        As of March 1, 2004 there were approximately 10,117 holders of record of our common stock.

Dividends

        We have not paid cash dividends for the fiscal years ended December 31, 2003 and 2002. We do not currently anticipate paying cash dividends.

Equity Compensation Plan Information

        The following table reflects information about our equity compensation plans as of December 31, 2003.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	27,666,182	$9.33	5,851,145
Equity compensation plans not approved by security holders(2)	1,584,412	$0.00	915,588

Total	29,250,594	$8.82	6,766,733

(1)
Represents stock options pursuant to the 1998 Stock Incentive Plans.

(2)
Represents supplemental retention rights ("Rights"). The Rights vest over 4 years and are payable in shares of Caesars Entertainment's common stock, on a one-for-one basis, upon the grantee's retirement or the grantee may make a one-time election upon the grantee attaining retirement eligibility (age 65 or age plus years of service equal to 55) to have an "in service" distribution while still employed by Caesars Entertainment of up to 50 percent of the vested Rights.

Repurchases of Equity Securities

        There were no shares repurchased during the fourth quarter ended December 31, 2003.

Item 6. SELECTED FINANCIAL DATA

        We have derived the following historical information from our audited financial statements for 1999 through 2003. The information is only a summary and should be read in conjunction with Management's Discussion and Analysis in Item 7 and the historical financial statements and related notes in Item 8.

	Fiscal Years Ended or as of December 31,
	2003	2002	2001	2000	1999
	(dollars in millions, except per share amounts)
Results of Operations(1)(2):
Total revenue	$4,455	$4,437	$4,353	$4,331	$2,654
Total operating income	460	568	543	685	380
Income from continuing operations before cumulative effect of accounting change(3)(4)	54	157	68	145	130
Net income (loss)	46	(824)	(24)	143	136
Income from continuing operations before cumulative effect of accounting change per share
Basic	$0.18	$0.52	$0.23	$0.47	$0.48
Diluted	$0.18	$0.52	$0.23	$0.46	$0.47
Net income (loss) per share
Basic	$0.15	$(2.74)	$(0.08)	$0.48	$0.45
Diluted	$0.15	$(2.71)	$(0.08)	$0.46	$0.44
Balance Sheet:
Total assets	$9,542	$9,714	$10,854	$10,995	$11,151
Total debt	4,619	4,910	5,308	5,398	5,624
Total stockholders' equity	3,058	2,957	3,767	3,784	3,740

(1)
On December 24, 2003, we announced that we had entered into a definitive agreement to sell the Las Vegas Hilton. Due to the pending sale, the results of the Las Vegas Hilton have been reclassified to "Discontinued Operations" on the statement of operations and the assets and liabilities of the Las Vegas Hilton have been reclassified to separate line items on the balance sheet titled "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale." Prior years have been reclassified to conform to the new presentation. This reclassification had no impact on previously reported net income (loss).

(2)
Beginning in 2000, operating results include the acquisition of Caesars World, Inc. which was completed in December 1999.

(3)
Excludes charges for the cumulative effect of an accounting changes of $979 million related to goodwill in 2002 and $2 million related to pre-opening expense in 1999. In accordance with the adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill.

(4)
Includes the following:

•
For 2003, a $38 million goodwill impairment charge at our Caesars Tahoe property, and an $89 million asset impairment charge at our Flamingo Laughlin property.

•
For 2002, a $7.5 million charge related to the cancellation of an energy contract, $2.5 million in damage costs caused by tropical storms to our Gulf Coast properties, a $9 million charge related to settling employment agreements with a former CEO, a $43 million charge for the buy-out, settlement of all litigation, and revaluation of the Bally's Casino New Orleans, and a $4 million charge related to the settlement of litigation involving the failed agreement (signed in 2000) to sell the Las Vegas Hilton. Offsetting these charges in 2002 was a $44 million gain related to the sale of our interest in Jupiters Limited

  •
  For 2001, a $19 million impairment charge related to the sale of the Flamingo Reno property and $32 million investment loss primarily related to our investment in Aladdin Gaming Holdings, LLC senior discount notes. In addition, earnings declined significantly, especially in the Las Vegas market due to the impact of travel and leisure spending resulting from the September 11, 2001 terrorist attacks.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are one of the largest casino/hotel operators in the United States. We have a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States. Our properties operate under the Caesars, Bally's, Flamingo, Grand Casinos, Hilton and Paris brand names. In order to better leverage what we believe is the best known brand name in gaming and to better position our Company throughout our existing markets and future development opportunities, we changed our name from Park Place Entertainment Corporation to Caesars Entertainment, Inc. in January 2004.

Operational Discussion

        Our primary sources of revenue consist of casino operations, room rentals, and food and beverage sales. We generate approximately 72% of our net revenues from casino operations. Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. "Table game volume," "table game drop" (terms which are used interchangeably), and "slot handle" are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. "Table game hold" and "slot hold" represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

        Room revenues are derived from rooms and suites rented to guests. "Average daily rate" is an industry specific term used to define the average amount of revenue per rented room per day. "Occupancy percentage" defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the room is provided to the guest. We are focusing on, among other things, increasing the number of hotel room bookings via the internet.

        Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino/hotels, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest. Due to the addition of new food outlets, including future outlets currently being constructed, we expect food and beverage revenue to increase over time.

        Other revenue is derived primarily from entertainment, retail and management fee services. Like our room revenues and food and beverage revenues, these revenues are recognized at the time the service is provided.

        Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy rates in the hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. We are also using technology, such as cashless wagering on slot machines, to increase revenues and/or decrease expenses. Casino revenues, room revenues, food and beverage revenues, and other revenues also vary due to general economic conditions and competition.

        We believe that our operating results for the year ended December 31, 2003 reflect the impact of reduced consumer spending and, to a lesser extent, the military operations in Iraq which began in the first quarter of 2003 and the adverse impact on travel of periodic terrorist warnings from the United States government. The Eastern Region was adversely impacted by the July 2003 opening of the first new casino resort in Atlantic City since 1990. In Northern Nevada and Laughlin, the continued negative impact of the expansion of Native American gaming in California and Arizona resulted in impairment charges at our Caesars Tahoe and Flamingo Laughlin properties. We are seeing indicators of economic improvement, and we expect a gradual recovery in consumer confidence and discretionary spending during 2004. Substantial economic issues still remain related to the economy, consumer confidence, and continued competition from the expansion of Native American gaming in California and the July 2003 opening of a new resort in Atlantic City.

        We continue to closely examine our cost structure through our "Work Smart" cost reduction program. Since the program was started in 2002, we have reduced costs in targeted categories by about $89 million. Those operational savings were offset by increased expenses in other areas such as gaming taxes, salaries, wages and benefits, and insurance costs.

Financial Strategy

        In the past, collectively, our properties have generated substantial positive cash flow, and we expect that they will continue to generate positive cash flow for the foreseeable future. Our first priority for the use of that cash flow is to reinvest in our properties through the maintenance and enhancement of existing facilities, to add new amenities to those facilities, and to invest in new developments in new markets. Our second priority is to reduce our debt leverage by using the cash flow in excess of what is reinvested in our properties and new developments to pay down debt. Our third priority for the use of cash flow is return of capital to shareholders, through share repurchases or dividends. Only to the extent that we have sufficient excess cash flow after reinvestment in our properties and reduction of debt will we be able to make meaningful returns of capital to shareholders.

Results of Operations

        On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton. Due to the pending sale, the results of the Las Vegas Hilton are classified as discontinued operations in all periods presented. Amounts in the "Results of Operations" discussions below exclude the results of the Las Vegas Hilton. We regularly evaluate all of our assets within our portfolio and have and will continue to consider dispositions of assets, which in our opinion, do not represent the best use of our capital.

        Our results of operations include the following properties, owned by subsidiaries, whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace Paris Las Vegas Bally's Las Vegas Flamingo Las Vegas Caesars Tahoe Reno Hilton Flamingo Laughlin Las Vegas Hilton(1)	Bally's Atlantic City Caesars Atlantic City Atlantic City Hilton Dover Downs(2)	Grand Casino Biloxi Grand Casino Gulfport Grand Casino Tunica Sheraton Casino Hotel Bally's Casino Tunica Caesars Indiana Bally's Casino New Orleans	Casino Nova Scotia-Halifax Casino Nova Scotia-Sydney Conrad Punta del Este(3) Casino Windsor(4) Caesars Gauteng(3) Conrad Jupiters(2) Conrad Treasury(2) Caesars Palace at Sea

(1)
The Company signed a definitive agreement to sell the Las Vegas Hilton to an independent third party. The results of the Las Vegas Hilton have been classified as "Discontinued Operations" in the accompanying results of operations for all periods presented.

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

        The following discussion presents an analysis of our results of operations for the years ended December 31, 2003, 2002, and 2001. As we discuss below, several non-routine items were incurred in all years presented which make comparisons difficult to prior years, including asset and goodwill impairments, pending asset sales and contract and litigation settlements.

Comparison of December 31, 2003 with December 31, 2002

        A summary of our consolidated net revenue and earnings for the years ended December 31, 2003 and 2002 is as follows (dollars in millions, except per share amounts):

	2003	2002
Net revenue	$4,455	$4,437
Operating income	460	568
Income from continuing operations before cumulative effect of accounting change	54	157
Cumulative effect of accounting change—goodwill	—	(979)
Net income (loss)	46	(824)
Basic and diluted earnings per share from continuing operations before cumulative effect of accounting change	0.18	0.52
Basic earnings (loss) per share	0.15	(2.74)
Diluted earnings (loss) per share	0.15	(2.71)

        We recorded income from continuing operations before a cumulative effect of accounting change of $54 million and diluted earnings per share from continuing operations before a cumulative effect of accounting change of $0.18 for the year ended December 31, 2003 which compares to $157 million and $0.52 for the year ended December 31, 2002. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002 (See Note 4 to the Consolidated Financial Statements for additional information). Including discontinued operations and this cumulative effect of accounting change, we reported net income of $46 million and diluted earnings per share of $0.15 for 2003 compared to a net loss of $824 million or a diluted loss per share of $2.71 for 2002.

        For the year ended December 31, 2003, our results include non-cash charges totaling $127 million which represented an $89 million write down of the assets of Flamingo Laughlin pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and a $38 million goodwill impairment at Caesars Tahoe resulting from our annual test of goodwill pursuant to SFAS No. 142. Both write downs are the result of declining operating results at those properties, as well as expected lower future operating results, due to increased competition from Native American casinos in California and Arizona.

        For the year ended December 31, 2002, our results include a $7.5 million charge related to the voluntary cancellation of an energy contract; $2.5 million in damage costs caused by tropical storms to our Gulf Coast properties; $9 million in costs related to settling employment agreements with our former chief executive officer, who resigned in November 2002; a $43 million charge for the buyout of our partner, Metro Riverboat Associates, settlement of all outstanding litigation involving the partnership and the revaluation of the Bally's Casino New Orleans; and $4 million related to the settlement of litigation related to the failed agreement to sell the Las Vegas Hilton in 2000. Additionally, in 2002 we recorded a gain of $44 million related to the sale of our equity interest in Jupiters Limited.

Casino

        Consolidated casino revenues decreased one percent or $44 million to $3.212 billion for the year ended December 31, 2003, compared to $3.256 billion for the year ended December 31, 2002. This decrease consisted of a $30 million decline in the Western Region and a $14 million decline in the Eastern Region. Caesars Palace was the only property in the Western Region to record an increase in casino revenue compared to the prior year. The increased table game and slot volumes at Caesars Palace were principally driven by additional guest traffic due to the 4,100-seat Colosseum and new food and beverage venues. The revenue increase at Caesars Palace was achieved despite a one percentage point decline in the table game hold percentage in 2003 as compared to the prior year. Paris/Bally's recorded a decline in casino revenues of $34 million due to lower table game and slot volumes as well as a decline in the table game hold percentage of 1.8 percentage points. This decline in volumes is a result of the temporary closing in the first quarter of 2003 of the monorail that ran between Bally's Las Vegas and MGM Grand on the south end of the strip and our decision to consolidate high-end table game play at Caesars Palace. The monorail brought approximately 6,000 guests a day through Bally's Las Vegas. A new and expanded monorail is expected to begin operations in March 2004.

        In the Eastern Region, our casino revenue decline was attributable to increased competition added to that market during 2003. Several competitors have added new hotel rooms and casino space, and the Borgata, a new 2,000 room casino resort, opened in July 2003. The Borgata is the first new resort to open in the Atlantic City market since 1990. As a result of the capacity increases by others in the market, both table game and slot volumes were down in 2003 as compared to 2002. The table hold percentage was slightly higher in 2003.

        Our consolidated casino operating margin decreased to 46.8 percent for the year ended December 31, 2003 compared to 48.0 percent for the year ended December 31, 2002. The decrease in casino margin was attributable to the decline in revenues noted above, an increase in gaming taxes at our Indiana property which went into effect July 2002, increase in certain other taxes in New Jersey and Nevada which went into effect in the second half of the year, and increased employee benefits costs across all regions.

Rooms

	Average Daily Rate		Occupancy Percentage
	Year ended December 31,		Year ended December 31,
	2003	2002	2003	2002
Western Region	$95	$90	90%	90%
Eastern Region	$87	$88	96%	97%
Mid-South Region	$60	$59	88%	89%

        Consolidated room revenues increased five percent or $26 million to $509 million for the year ended December 31, 2003 compared to $483 million recorded for the year ended December 31, 2002. This increase is attributable to the Western Region, especially our Las Vegas properties, where room revenues increased due to higher average daily rates. The most significant improvements in room revenues were seen at Paris/Bally's and Flamingo Las Vegas.

        Our consolidated room operating margin for the year ended December 31, 2003 was 66.4 percent compared to 66.7 percent for the year ended December 31, 2002. The decline is a result of increased employee benefits costs across all regions.

Food and Beverage

        Consolidated food and beverage revenues increased $29 million to $451 million for the year ended December 31, 2003. This increase is attributable to increases at our Western Region properties. The most significant increases were at our Las Vegas properties where we opened a new restaurant and nightclub and expanded our buffet at Paris/Bally's, added two new food outlets at Caesars Palace, and added two new restaurants at Flamingo Las Vegas. Paris/Bally's also experienced improvements in banquet revenue due to increased convention business compared to the prior year.

        Our consolidated food and beverage operating margin decreased to 9.1 percent for the year ended December 31, 2003 compared to 11.1 percent in the prior year. This decrease is due to an increase in salaries/wages and employee benefits especially at our Las Vegas properties due to new union contracts that became effective during 2003. We also experienced a slight increase in our costs of sales.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

        Consolidated other revenues increased to $283 million for the year ended December 31, 2003, compared to $276 million for the year ended December 31, 2002. The increase came primarily from Caesars Palace which was attributable to entertainment offerings at the new Colosseum and business interruption income from the Forum Shops developer related to the expansion that is currently underway.

        Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to increased salaries/wages and employee benefits costs as well as increases in other expenses such as insurance and real estate taxes.

Depreciation and Amortization

        Consolidated depreciation and amortization expense decreased to $440 million for the year ended December 31, 2003 compared to $449 million for comparable period of 2002. Depreciation expense for the current year decreased due to certain short lived assets becoming fully depreciated before being replaced. This was especially true at our Caesars Indiana property which celebrated its 5 year anniversary in 2003. The asset write down at the Flamingo Laughlin also contributed approximately $1 million to this decrease.

Impairment Losses and Other

        Due to the continued proliferation of Native American gaming in Arizona and Southern California, the Laughlin, Nevada market has suffered substantially increased competition. Because of the increased competition, Flamingo Laughlin has experienced a decline in its operating results. In accordance with SFAS No. 144, due to this decline in operations and lower future expectations, we determined the carrying value of Flamingo Laughlin's long-lived assets exceeded their fair market value.

        We engaged an independent company to assist in determining the fair value of the Flamingo Laughlin's long-lived assets. The fair value was determined by a combination of a discounted cash flow model, a guideline company method, and similar transaction method. Based on this analysis, the carrying value of the long-lived assets exceeded the fair value by $89 million. Accordingly, an impairment loss was recognized during the year ended December 31, 2003.

        During the fourth quarter of 2003, we completed the annual impairment testing of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142. The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transaction method. Based on this analysis, we recorded a goodwill impairment charge of $38 million at Caesars Tahoe in the fourth quarter of 2003. The impairment resulted from a decline in operations at Caesars Tahoe, as well as lower future expectations attributable to the increased competition from Native American gaming in Northern California. Competition from these Native American properties increased significantly with the opening of a new casino hotel in 2003 near Sacramento, California, which is a primary feeder market for Caesars Tahoe.

        For the year ended December 31, 2002, impairment losses and other consisted of several charges. We recognized a $7.5 million charge related to the voluntary termination of an energy contract with Enron Corporation. Tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties. The losses did not exceed the deductibles under our various insurance policies. During 2002, our then President and Chief Executive Officer resigned. In fulfillment of obligations outlined in this executive's employment contract, which was scheduled to expire in December 2005, we recognized a charge of approximately $9 million for salary and bonus commitments and certain other benefits.

        We also settled certain litigation regarding the Belle of Orleans, L.L.C. (the "Belle"). The settlement provided for a cash payment of $21 million by our subsidiary, Bally's Louisiana, Inc., to purchase the equity of the Belle which it did not own and to dismiss all of the litigation with prejudice. In connection with this transaction, we recorded a $43 million charge in the fourth quarter of 2002 for the buyout of our partner, Metro Riverboat Associates, the settlement of all outstanding litigation involving the partnership and the revaluation of the Bally's Casino New Orleans. On February 5, 2003, the settlement and transfer were approved by the Louisiana Gaming Control Board. The transaction was completed in February 2003.

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

Corporate Expense

        Corporate expense increased $2 million to $71 million for the year ended December 31, 2003 due to costs associated with our pursuits of new development opportunities as well as increased legal costs.

Equity in Earnings of Unconsolidated Affiliates

        Equity in earnings of unconsolidated affiliates decreased $4 million to $19 million for the year ended December 31, 2003 compared to $23 million in the prior year. This decrease is largely due to the sale of our equity interest in Jupiters Limited in April 2002.

Net Interest Expense

        Consolidated net interest expense decreased $16 million to $328 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease in net interest expense was due to a decline in the rates paid on variable-rate debt which is based on LIBOR and a reduction in average long-term debt outstanding. Our average interest rates for our variable-rate debt were 3.2% and 3.7% for the years ending December 31, 2003 and 2002, respectively. Our cost of borrowing has declined relative to last year due to lower short term borrowing rates and interest rate swaps we executed in the second half of 2003. These swaps converted a portion of our fixed rate debt to variable rate debt. During 2003, we reduced our total debt balance by $293 million. Capitalized interest for the years ended December 31, 2003 and 2002 was $5 million and $9 million, respectively.

Investment Gain (Loss)

        In April 2002, we sold our 19.9 percent equity interest in Jupiters Limited, received total gross proceeds of approximately $120 million and recorded an investment gain of $44 million. Although we have sold our equity interest in Jupiters Limited, we continue to manage Jupiters' two Queensland casino hotels.

Income Taxes

        Our effective income tax rate for the year ended December 31, 2003 was 56.8 percent compared to 38.8 percent in the prior year. In 2003, our effective rate increased due mainly to the write-down of goodwill that is nondeductible for tax purposes and proportionally higher New Jersey state income taxes. For 2002, our effective income tax rate was favorably impacted by an effective rate lower than the statutory rate on the gain from the sale of our equity interest in Jupiters Limited. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Comparison of December 31, 2002 with December 31, 2001

        A summary of our consolidated net revenue and earnings for the years ended December 31, 2002 and 2001 is as follows (dollars in millions, except per share amounts):

	2002	2001
Net revenue	$4,437	$4,353
Operating income	568	543
Income from continuing operations before cumulative effect of accounting change	157	68
Cumulative effect of accounting change—goodwill	(979)	—
Net loss	(824)	(24)
Basic and diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	0.52	(0.23)
Basic loss per share	(2.74)	(0.08)
Diluted loss per share	(2.71)	(0.08)

        We recorded income from continuing operations before a cumulative effect of accounting change of $157 million and diluted earnings per share from continuing operations before a cumulative effect of accounting change of $0.52 for the year ended December 31, 2002 which compares to $68 million and a diluted loss per share of $0.23 for the year ended December 31, 2001. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002 (See Note 4 to the Consolidated Financial Statements for additional information). In 2001, we recognized an impairment loss on the Las Vegas Hilton totaling $124 million which is shown in discontinued operations due to the pending sale of that property (See Note 3 to the Consolidated Financial Statements for additional information). Including the discontinued operations and the cumulative effect of accounting change, we reported a net loss of $824 million or a diluted loss per share of $2.71 for the year ended December 31, 2002 and a net loss of $24 million or a diluted loss per share of $0.08 for the year ended December 31, 2001. The year ended December 31, 2002 also includes a $7.5 million charge related to the voluntary termination of an energy contract with Enron Corporation; $2.5 million in damage costs caused by tropical storms to our Gulf Coast properties; $9 million in costs related to settling employment agreements with our former chief executive officer, who resigned in November 2002; a $43 million charge for the buyout of our partner, Metro Riverboat Associates, settlement of all outstanding litigation involving the partnership and the revaluation of the Bally's Casino New Orleans; and $4 million related to the settlement of litigation related to the failed agreement to sell the Las Vegas Hilton in 2000. We also recorded a gain of $44 million related to the sale of our equity interest in Jupiters Limited in 2002. For the year ended December 31, 2001, results from continuing operations were negatively impacted by write-downs totaling $51 million associated the loss on sale of the Flamingo Reno and the write-down of our investment in the Aladdin Gaming Holdings, LLC senior discount notes. In addition, 2001 revenues declined significantly from year 2000 levels due to the impact on travel and leisure spending resulting from the events of September 11, 2001.

        Our adoption of SFAS No. 142, on January 1, 2002, requires that we no longer amortize goodwill. Results for the year ended December 31, 2001 include $50 million of goodwill amortization. For comparative purposes, the net income for the year ended December 31, 2001 would have been $26 million, or diluted earnings per share of $0.09, excluding this goodwill amortization.

Casino

        Consolidated casino revenues increased $68 million to $3.256 billion for the year ended December 31, 2002, compared to $3.188 billion for the year ended December 31, 2001. The Mid-South Region contributed $47 million of this increase primarily due to increased revenues at Caesars Indiana.

The revenue increase at Caesars Indiana is due to increased volume in tables and slots related to the initiation of dockside gaming on August 1, 2002, and the benefit of the 500-room luxury hotel which opened in August 2001. The Eastern Region had a $90 million increase in casino revenues over the prior year due to increased slot and table win at Bally's Atlantic City and Caesars Atlantic City. The Eastern Region results were also favorably impacted by having a full year of operations of the Claridge Casino which we acquired in June 2001. Those increases were offset by a $68 million decrease in casino revenue in the Western Region. This decline principally relates to reduced table and slot volumes at Caesars Palace, which continues to be negatively impacted by construction disruptions. The elimination of the revenues from the Flamingo Reno, which was sold in the fourth quarter of 2001, represented $22 million of the reduction of casino revenues for the Western Region in 2002.

        Our consolidated casino operating margin increased to 48.0 percent for the year ended December 31, 2002 compared to 46.7 percent for the year ended December 31, 2001. The increase in casino margin was primarily attributable to our cost reduction program as well as the negative effects of September 11, 2001 on the prior year results.

Rooms

	Average Daily Rate		Occupancy Percentage
	Year ended December 31,		Year ended December 31,
	2002	2001	2002	2001
Western Region	$90	$90	90%	90%
Eastern Region	$88	$91	97%	97%
Mid-South Region	$59	$57	89%	90%

        Consolidated room revenues increased $4 million to $483 million for the year ended December 31, 2002 compared to $479 million recorded for the year ended December 31, 2001. The decrease is attributable to the Western Region where room revenue decreased due to the disposition of the Flamingo Reno in the fourth quarter of 2001 which was partially offset by the increased room revenue at Paris Las Vegas and Bally's Las Vegas. The Mid-South Region offset the decreases in the Western Region with additional room revenues from Caesars Indiana which opened its hotel in August 2001.

        Our consolidated room operating margin for the year ended December 31, 2002 was 66.7 percent compared to 66.8 percent for the year ended December 31, 2001.

Food and Beverage

        Consolidated food and beverage revenues increased $17 million to $422 million for the year ended December 31, 2002. The increase is attributable to a $10 million increase in the Western Region, a $3 million increase in the Eastern Region, and a $4 million increase in the Mid-South Region. The Western Region experienced increased revenue compared to the prior year which included the negative effects of the events of September 11, 2001. The Eastern Region increase is primarily attributable to the inclusion of a full year of Claridge Casino operations. In the Mid-South region, Caesars Indiana increased its food and beverage revenues by $3 million, a 32.2 percent over the prior year due to increased guest volumes and convention sales as a result of dockside gaming and the opening of its hotel.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

        Consolidated other revenues decreased slightly to $276 million for the year ended December 31, 2002 as compared to $281 million for the year ended December 31, 2001. The decrease is due to decreased revenues at Caesars Palace, the disposition of the Flamingo Reno in the fourth quarter of 2001, and reduced management fee income at the Conrad Punta del Este Resort and Casino in Uruguay. Those decreases were offset by an increase in entertainment revenues at Paris Las Vegas and Bally's Las Vegas.

        Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $15 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase for the year ended December 31, 2002 was mainly attributable to a full year of operations of the Claridge Casino, as well as increases in other expenses such as insurance and real estate taxes.

Depreciation and Amortization

        Consolidated depreciation and amortization expense decreased to $449 million for the year ended December 31, 2002 compared to $486 million for comparable period of 2001. This decrease is attributable to goodwill amortization of $50 million for the year ended December 31, 2001, that we no longer recognize in accordance with SFAS No. 142.

Impairment Losses and Other

        For the year ended December 31, 2002, impairment losses and other consisted of several charges. We recognized a $7.5 million charge related to the voluntary termination of an energy contract with Enron Corporation. Tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties. The losses did not exceed the deductibles under our various insurance policies. During 2002, our then President and Chief Executive Officer resigned. In fulfillment of obligations outlined in this executive's employment contract, which was scheduled to expire in December 2005, we recognized a charge of approximately $9 million for salary and bonus commitments and certain other benefits.

        We also settled certain litigation regarding the Belle of Orleans, L.L.C. (the "Belle"). The settlement provided for a cash payment of $21 million by our subsidiary, Bally's Louisiana, Inc., to purchase the equity of the Belle which it did not own and to dismiss all of the litigation with prejudice. In connection with this transaction, we recorded a $43 million charge in the fourth quarter of 2002 for the buyout of our partner, Metro Riverboat Associates, the settlement of all outstanding litigation involving the partnership and the revaluation of the Bally's Casino New Orleans. On February 5, 2003, the settlement and transfer were approved by the Louisiana Gaming Control Board. The transaction was completed in February 2003.

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

        In October 2001, we entered into an agreement to sell the Flamingo Reno. The sale was completed in December 2001. As a result of the sale agreement, a $19 million loss was recognized in the third quarter of 2001. The loss includes the write-down of the assets to be sold and employee termination and other incremental costs of closing the property, net of the sales price.

Corporate Expense

        Corporate expense increased $12 million to $69 million for the year ended December 31, 2002 due to the addition of programs and key personnel in the E-commerce, public relations, human resources and development departments.

Equity in Earnings of Unconsolidated Affiliates

        The decrease in equity in earnings of unconsolidated affiliates for the year ended December 31, 2002, primarily relates to the sale of our equity interest in Jupiters Limited in April 2002. For the year ended December 31, 2001, we recognized $13 million in equity in earnings from Jupiters Limited as compared to $6 million in equity in earnings from Jupiters Limited during 2002 up to the date of the sale in April 2002. In addition, Casino Windsor and Conrad Punta del Este Resort and Casino experienced significantly reduced volumes in both table and slot play. Casino Windsor continues to be negatively affected by competition from the casinos in Detroit as well as by a decline in cross-border traffic that began after September 11, 2001. The Punta del Este property has been affected by the economic decline in Argentina and Brazil, from which the property draws most of its customers.

Net Interest Expense

        Consolidated net interest expense decreased $35 million to $344 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease in net interest expense was due to a decline in the rates paid on variable-rate debt which is based on LIBOR and a reduction in average long-term debt outstanding. During 2002, we reduced our total debt balance by $398 million. Capitalized interest for the years ended December 31, 2002 and 2001 was $9 million and $13 million, respectively.

Investment Gain (Loss)

        In April 2002, we sold our 19.9 percent equity interest in Jupiters Limited, received total gross proceeds of approximately $120 million and recorded an investment gain of $44 million. Although we have sold our equity interest in Jupiters Limited, we continue to manage Jupiters' two Queensland casino hotels.

        During 2001, we recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC.

Income Taxes

        The effective income tax rate for the year ended December 31, 2002 was 38.8 percent. Our effective income tax rate was favorably impacted by an effective rate lower than the statutory rate on the gain from the sale of our equity interest in Jupiters Limited and goodwill no longer being amortized in accordance with SFAS No. 142. The effective income tax rate for the year ended December 31, 2001 was 47.0 percent. The higher effective tax rate in 2001 was due to the non-deductible amortization of goodwill. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Loss from Discontinued Operations, Net of Taxes

        The significant loss from discontinued operations in 2001 relates to an impairment loss on the Las Vegas Hilton totaling $124 million. As noted earlier, we entered into an agreement to sell the Las Vegas Hilton on December 24, 2003. Accordingly, we have classified the operating results of the Las Vegas Hilton as discontinued operations for all periods presented.

Financial Condition

Liquidity

        We define liquidity as the ability to meet the daily cash requirements of our business and to satisfy known financial commitments. We believe we have adequate liquidity to meet our daily cash requirements and our known financial commitments.

        Our principal source of cash generation is the profitable operation of our properties. The ongoing profitable operations of our properties could potentially be affected by a downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or other factors. See "Factors that May Affect Future Results" for a discussion of these factors. Net cash provided by operating activities of continuing operations was $618 million in 2003 and $691 million in 2002. In addition to cash from operations, cash is available to us under our various credit facilities which are described below. We had availability under our credit facilities of $1.061 billion at December 31, 2003, subject to continuing compliance with existing covenant restrictions. We have also been able to access the capital markets from time to time as an alternative to borrowing cash under our credit facilities. To the extent that we were not in compliance with the covenants in our credit facilities, we would be unable to draw on those facilities. Further, to the extent that conditions in the capital markets were not favorable, we may be unable to raise money on advantageous terms or, in extreme circumstances, on any terms. Finally, we hold cash and cash equivalents in bank accounts and in our casino operations. As of December 31, 2003, we had cash and cash equivalents of $313 million, which is primarily cash in our casinos used to fund our daily operations.

        Our principal uses of cash are capital spending, described in detail below. New investments and capital spending, excluding the Las Vegas Hilton which is classified as discontinued operations, were $384 million, $391 million, and $456 million for 2003, 2002, and 2001, respectively. To the extent that cash flow from operations has been greater than the amounts invested in capital expenditures, the excess has been used to pay down debt and repurchase shares. Total indebtedness was reduced by $293 million, $398 million, and $90 million in 2003, 2002 and 2001, respectively. The cost of shares repurchased in 2003, 2002 and 2001 was $0 million, $18 million, and $59 million, respectively.

        From time to time, we may dispose of certain of our properties or other assets. The proceeds from such sales have been used to reduce indebtedness. Investing cash flow activities for 2002 include the gain on sale of our 19.9 percent equity interest in Jupiters Limited. In December 2003, we announced an agreement to sell the Las Vegas Hilton. The transaction is expected to close in the second quarter of 2004 and to generate net proceeds of approximately $260 million which will be used to reduce indebtedness.

Capital Spending

        We classify our capital spending into three categories: maintenance capital, new unit capital and investments. Maintenance capital investments are replacements or upgrades of existing assets which are done to maintain their good condition and competitiveness. Examples of maintenance capital expenditures are the periodic replacement of slot machines and related fixtures on our casino floors and the renovation of rooms and public spaces in our casino hotels. New unit capital investments are those made to add new facilities to our existing properties or which add new properties to our portfolio. Examples of new unit investments are The Colosseum at Caesars Palace and the Gateway at Bally's Atlantic City. Investments are contributions of cash (or other assets) to entities that are related to our business but which are controlled with or by others. Examples of investments are our interest in the entity that owns the Margaritaville Café at the Flamingo Las Vegas, our investment in the Las Vegas Monorail Company and our investments in our Native American projects.

        The following table presents capital spending by category, excluding discontinued operations, for the last three fiscal years (amounts in millions).

	2003	2002	2001
Maintenance capital	$234	$233	$247
New unit capital	109	144	201
Investments	41	14	8

	$384	$391	$456

        For 2004, we have a budget to spend $692 million in capital expenditures. This amount is significantly higher than amounts expended in the previous three years, and it is possible that some portion of the $692 million will not be spent until 2005.

        We plan to spend $298 million on maintenance projects in 2004. Significant maintenance projects in 2004 include the continuation of our conversion to "ticket-in, ticket-out" slot machines across our domestic portfolio; the renovation of rooms and public spaces at our Flamingo Las Vegas, Bally's Las Vegas and Bally's Atlantic City properties; and upgrades and replacements to computer equipment. Our 2004 maintenance budget also includes approximately $24 million of investments in new infrastructure designed to reduce energy utilization.

        In 2004, our growth capital budget totals $313 million. Of this, $196 million relates to the tower and meeting space addition at Caesars Palace. Other significant planned expenditures in 2004 are $41 million for the garage at Caesars in Atlantic City; $21 million for an outdoor plaza project at Caesars Palace; $25 million for several other new projects at Caesars Palace; and $15 million for a connecting skybridge and other renovations at Caesars Atlantic City in anticipation of the opening of the Pier at Caesars.

        The 2004 budget for investments is $81 million. The largest components of this are $55 million for the Mohawk project; $10 million for the Pauma-Yuima Band of Luiseño Mission Indians project; and $10 million related to the joint development (with a partner) of a new entertainment show at Paris Las Vegas.

Selected New Projects

  New Tower at Caesars Palace

        In 2003, we announced plans for a new 949-room, 26-story luxury hotel tower as the latest project in the ongoing program to renovate Caesars Palace. The hotel tower addition also includes adding a fourth swimming pool, the upgrading and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space, and new dining and restaurant facilities. The hotel tower will be the centerpiece of a $376 million expansion that includes additional convention and meeting facilities and related enhancements. Completion of the hotel tower is scheduled for the second half of 2005.

  Atlantic City Parking Garage

        In 2003, we announced plans to construct a parking garage adjacent to Caesars Atlantic City. The new $75 million parking garage, designed to meet the demand for additional parking, will be located near the center of the historic Boardwalk. Construction on the parking garage began in early 2004, with completion targeted for the second quarter of 2005.

  Forum Shops at Caesars Palace and The Pier at Caesars Atlantic City

        At Caesars Palace, the expansion of the Forum Shops continues. This project is being developed and financed by the Simon Property Group. The expansion is scheduled to open by the end of 2004 which will add 175,000 square feet to the 500,000 square foot mall adjacent to Caesars Palace and feature new tenants.

        At Caesars Atlantic City the Gordon Group, has commenced construction on The Pier at Caesars Atlantic City, with an opening planned for the second half of 2005. This development will add 325,000 square feet of premium retail and restaurant space in front of Caesars Atlantic City and is being developed and financed by The Gordon Group. A bridge will directly connect this new attraction to the second floor of the Caesars Atlantic City casino.

  Pauma-Yuima Band of Luiseño Mission Indians

        In September 2003, we announced that the Pauma-Yuima Band of Luiseño Mission Indians has selected us to exclusively negotiate agreements to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California on California Highway 76, off Interstate 15, just south of Temecula, California. This exclusive right expires in March 2004. The location will be easily accessible for millions of people living in the greater Los Angeles and San Diego areas. Those agreements must be executed before construction can begin, and the management contract, which we estimate will be for a term of seven years, is subject to approval by the National Indian Gaming Commission (the "NIGC") and other regulators. Preliminary plans call for a hotel and casino complex, with more than 100,000 square feet of gaming space. The casino could open as early as 2005.

  Big Sandy Band of Western Mono Indians

        In January 2004, we reached a preliminary agreement with the Big Sandy Band of Western Mono Indians to develop and manage a casino resort on tribal lands near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 215 acres 10 miles northeast of Fresno in the San Joaquin Valley in Central California. Included in the acreage is a 40-acre parcel of tribal land where the gaming portion of the facility will be located. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino property would initially include 250 to 300 hotel rooms, more than 75,000 square feet of gaming space, at least 2,000 slot machines, approximately 20 gaming tables, restaurants, retail shops, and meeting and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast from the site of the proposed casino project.

        A management agreement for the casino resort, which we estimate will be for a term not greater than seven years, requires the approval of the NIGC. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project also is dependent on other regulatory approvals and contingencies.

  Saint Regis Mohawk Tribe

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe (the "Tribe") in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a definitive management agreement for the Company to manage a casino to be located at Kutsher's Country Club in Thompson, New York, which agreement was subject to the approval of the NIGC. The NIGC gave comments to the Tribe and the Company regarding the management agreement's conformity with federal laws, regulations and policies pertaining to such agreements. As a result of these comments and in order to further the approval process of the NIGC, the Company and the Tribe entered into on November 10, 2003, a First Amended and Restated Management Agreement and a First Amended and Restated Development Agreement (the "Amended Agreements"). The Amended Agreements provide, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The term of the Amended Agreements is seven years from the commencement of casino operations. Additionally, we will receive a development fee of $15 million for its services in developing and constructing the casino facility and the Tribe will assume the funding of the parking garage construction, which is estimated to cost approximately $40 million. The Amended Agreements are subject to final approval by the NIGC.

        We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Upon approval of the Bureau of Indian Affairs (the "BIA"), the 66 acre parcel will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

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

        We believe that our cash flow from operations, together with cash on hand and availability under our various credit facilities, will be adequate to fund our capital spending that we are reasonably likely to make over the foreseeable future. To the extent that our cash flow from operations is less than we anticipate or that our various credit instruments are not extended or renewed in adequate amounts, we may be required to reduce or suspend our capital spending activities.

Borrowings

        At December 31, 2003, we had approximately $4.6 billion in long-term indebtedness outstanding. Of this amount, approximately $3.5 billion is borrowed under nine separate bond issues maturing at various dates from July 2004 to May 2013. The remaining $1.1 billion is drawn under our Credit Facilities.

        We have two principal credit facilities, collectively known as the "Credit Facilities." The first is a 364-day revolving facility expiring in August 2004, with total availability of approximately $493 million. At December 31, 2003, amounts borrowed under the 364-day revolving facility were $335 million. The second facility is a two-year extension of our five-year revolving facility which was terminated on December 19, 2003. The two-year extension will expire in December 2005. Maximum availability under this facility is approximately $1.741 billion, of which approximately $700 million is a term loan and the balance is a revolver. If prepaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed. At December 31, 2003, amounts borrowed under the term loan and the revolver were $696 million and $111 million, respectively.

        The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt divided by ebitda, as defined in the Credit Facilities) of 5.25 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, divided by interest expense) of 2.75 to 1.00 as of December 31, 2003. The maximum leverage ratio remains at 5.25 to 1.00 for the quarterly testing periods ending March 31, 2004 and June 30, 2004, and then adjusts to 5.00 to 1.00 for the quarterly testing periods ending September 30, 2004 through March 31, 2005, 4.75 to 1.00 for the quarterly testing period ending June 30, 2005, and 4.50 to 1.00 thereafter. The interest coverage ratio remains 2.75 to 1.00 for all quarterly testing periods. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of December 31, 2003, we were in compliance with the applicable covenants.

        Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities). We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future. We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating. This margin is adjusted quarterly. Prior to September 2003, our senior debt rating from Moody's Investment Services was Bal and from Standard & Poor's was BBB-. In September 2003, Standard & Poor's announced its decision to lower our senior debt credit rating to BB+. As a result of this action, the Company's effective all-in borrowing cost of LIBOR advances under the Credit Facilities increased to LIBOR plus 152.2 basis points from 127.5 basis points. As of December 31, 2003, our effective all-in borrowing cost of LIBOR advances under the Credit Facilities was LIBOR plus 152.5 basis points. The maximum all in borrowing costs for LIBOR loans is 1.75% under Credit Facilities plus or minus pre-determined discounts based on our leverage ratios. The weighted average interest rate on outstanding borrowings under the Credit Facilities was 2.48 percent at December 31, 2003 and 2.52 percent at December 31, 2002.

        Currently our senior debt is rated Ba1 by Moody's Investment Services and BB+ by Standard & Poor's. If our debt rating was lowered by one level, the annual interest on our Credit Facilities would increase by approximately $4.8 million per year based on outstanding borrowings of $1.1 billion at December 31, 2003.

        We have established a commercial paper program. To the extent that we incur debt under this program, we must maintain an equivalent amount of credit available under our Credit Facilities. We have not borrowed under this program since 2001.

        In a program designed for short-term borrowings at lower interest rates than under our Credit Facilities, we have entered into an uncommitted line of credit with a lender whereby we can borrow up to $50 million for periods of ninety days or less. At December 31, 2003 and 2002, we had no borrowings outstanding under this agreement, which expires July 2004. Borrowings bear interest at current market rates. Interest rates on amounts borrowed under these agreements during the year 2003 ranged from 2.04 percent to 2.98 percent, and during 2002 the rates ranged from 2.35 percent to 3.10 percent.

        In April 2003, we issued $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors. These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the "Make Whole" premiums described in the indenture governing such notes. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our junior indebtedness.

        In August 2003, our issue of $300 million 7.95 percent senior notes matured and were retired using borrowings under the Credit Facilities.

        Our indebtedness contains certain customary affirmative and negative covenants and also contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency and cross defaults to other material indebtedness. At December 31, 2003, we were in compliance with all debt covenants.

        In January 1999, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration will be determined by market conditions at the time of issuance. In November 1999, $400 million of 8.5 percent senior notes were issued and in September 2000, $400 million of 8.875 percent senior subordinated notes were issued under this shelf registration statement. Availability under the shelf registration statement at December 31, 2003 was approximately $200 million.

Interest Rate Swaps

        Pursuant to our risk management policy, management may engage in actions to manage our interest rate risk position. During 2003, we entered into four interest rate swaps representing $300 million notional amount with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate ("fair value hedges"). Under the agreements, we receive a fixed interest rate of 7 percent and pay a variable interest rate based on a margin above LIBOR on the $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2 million for the year ended December 31, 2003.

        These interest rate swaps meet the shortcut criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded other long-term assets of $2 million as of December 31, 2003, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Share Repurchases

        Our Board of Directors has approved the repurchase of up to 40 million shares under a common stock repurchase program. We repurchased no shares during the year ended December 31, 2003. Cumulatively, through December 31, 2003, we had repurchased a total of 23.1 million shares of our common stock at an average price of $11.31 resulting in 16.9 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position. We currently expect that excess free cash flow will be used primarily to reinvest in our properties and reduce debt outstanding.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material. We have investments in joint ventures and other unconsolidated affiliates which are Caesars Gauteng, Conrad Punta del Este, Casino Windsor and the Margaritaville Café (collectively, "Joint Ventures"). Except for Conrad Punta del Este, we have not guaranteed financing related to any of the investments. We have guaranteed the repayment of a $5 million bank loan to Conrad Punta del Este, which we satisfied by providing a $5 million letter of credit. There are no other provisions in our agreements with the Joint Ventures that are unusual or subject us to risks different than if we retain full ownership of such entities. We have not entered into arrangements which cause us to have a retained or contingent interest in assets transferred to an unconsolidated entity. Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnity agreements other than letters of credit, that are material to the Company and/or performance under the guarantee is likely to occur. As of December 31, 2003, we had outstanding letters of credit totaling approximately $52 million. We are not engaged in derivatives except for traditional interest rate swaps used to effectively convert fixed rate debt to variable rate debt.

Contractual Obligations and Commitments

        We have various contractual obligations which we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, we enter into contracts for goods and services such as food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities. However, such liabilities are not material to the Company as a whole. The following table summarizes our contractual obligations and other commitments as of December 31, 2003 (amounts in millions):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt	$1	$2,266	$900	$1,450	$4,617
Operating leases	21	34	28	184	267
Other purchase obligations
Employment contracts	37	30	—	—	67
Capital expenditure commitments(1)	107	4	—	—	111
Other(2)	89	52	5	—	146
Other long-term obligations	—	2	2	8	12

(1)
As noted in the "Selected New Projects" section, we are currently constructing a new hotel tower at Caesars Palace and a new parking garage at Caesars Atlantic City both of which will be completed in 2005. The combined budget for these projects was $451 million of which $11 million has been incurred as of December 31, 2003. The table above reflects commitments related to these projects of $61 million.

(2)
Includes $58 million for open purchase orders in 2004.

Saint Regis Mohawk Tribe

        As part of our planned development with the Saint Regis Mohawk Tribe we have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Upon approval of the Bureau of Indian Affairs, we will be required to exercise this option and the 66 acre parcel will be transferred to be held in trust for the Saint Regis Mohawk Tribe. There are no amounts related to this project in the above table due to the uncertainty in the timing of payments.

Hilton Hotels Retirement Plan

        Pursuant to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and the Company dated as of December 31, 1998, the Company shall retain or assume, as applicable, all liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company's employees. Based on this ratio the Company's share of any benefit or obligations would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation. Hilton Hotels Corporation has informed the Company that as of December 31, 2003, the Plan benefit obligations exceed the fair value of the plan assets by $18 million; however, no contributions to the plan were required during 2003 and no contributions will be required for 2004.

Other

        In addition to the items noted above, other significant uses of our cash include interest payments on our outstanding debt obligations, income taxes, and uncommitted capital expenditures. Cash paid for interest was $333 million and $338 million for 2003 and 2002, respectively. Cash paid for taxes was $52 million and $73 million for 2003 and 2002, respectively. We expect our cash interest and tax payments to be similar to prior years. Our uncommitted capital expenditures plan was previously discussed under "Liquidity."

Baluma Holdings, S.A.

        Over the past several years, we have provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma. Baluma is heavily indebted, and a restructuring of Baluma's debt is needed. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to us by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Baluma. Such restructuring is conditioned upon, among other things, holders of Baluma's $50 million of publicly-traded subordinated notes agreeing to extend the maturity of such notes and certain other amendments. In addition, after the restructuring, we will have five of the seven seats on Baluma's Board of Directors. We intend to continue to operate the Resort pursuant to the management agreement. If the restructuring occurs as proposed, we will have the ability to exercise significant influence over the management of Baluma, and accordingly would be required to consolidate Baluma's results of operations. The proposed restructuring is expected to be completed in 2004.

        The net amount of the Company's investments in Baluma at December 31, 2003 and 2002 was $82 million and $85 million, respectively.

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

        The general economic downturn has increased the need for state and local governments to fund budget deficits in many of the states where we have operations. In partial response, several state legislatures, including Nevada and New Jersey, increased existing taxes and/or enacted new taxes on businesses operating within the state, and in some cases specifically targeted additional tax measures at hotel casinos during 2004. We cannot predict if or when new tax proposals will be enacted.

Critical Accounting Policies

        A summary of our critical accounting policies can be found in Note 2 of the Notes to the Consolidated Financial Statements. Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate these estimates and assumptions. Significant among those estimates are the useful lives and potential impairment of long-term assets; the adequacy of our allowance for uncollectible receivables; and the amount of litigation and self-insurance reserves. These estimated amounts are based on our best judgments using both historical information and known trends in our company and in our industry. Because of the uncertainty inherent in any estimate, it is possible that the actual results could differ from the initial estimates, and the differences could be material. The policies and estimates discussed below are considered to be the most significant.

Long-Lived Assets

        We have a significant amount of capital invested in our property and equipment which is stated at cost less accumulated depreciation. We use judgment in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects whether or not an impairment exists, and the depreciation expense recognized in our results of operations. We assign lives to our assets based on our standard policy, which we believe represents the useful life of each category of asset. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying values of our long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the property level when estimating future cash flows for determining whether an asset has been impaired. Management assesses the possibility of an asset impairment by using the estimates of future cash flows which are affected by current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

        Our analysis of cash flows represents our best estimates at the time of the review. However, changes in these assumptions, due to actual market conditions that cause less favorable results than our estimates, may result in impairments in the future.

Goodwill and Other Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," that requires an annual review of goodwill and other intangible assets for impairment. As of December 31, 2003 we have goodwill of $796 million recorded on our balance sheet. We completed our implementation analysis and recorded an impairment charge in the first quarter of 2002. We also completed our annual review of impairment during the fourth quarter of 2003, and determined that goodwill at Caesars Tahoe had been further impaired. (See Note 2 to the Consolidated Financial Statements for additional information) The annual evaluation of goodwill requires the estimates of future operating results for each reporting unit to determine their estimated fair value. If these estimates change in the future due to operating results, trends, the effect of demand, competition or other economic factors, we may be required to record additional impairments.

Allowance for Doubtful Accounts

        We allow for an estimated amount of receivables that may not be collected. We estimate our allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large account balances. In determining specific reserves, historical experience is considered, as are customer relationships, aging of the balance, and the customer's financial condition. While we believe that our current reserves are adequate and reasonable, changes in the economy or future terrorist activities could impact the ability of our customers to pay and additional reserves could be required.

Litigation Reserves

        The Company assesses its exposures to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management's estimate, operating results would be impacted.

Self-insurance Reserves

        We are self-insured for various levels of general liability, workers' compensation, and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim. While we believe our current reserves are adequate and reasonable, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

Loyalty Club Program

        We offer to our guests the opportunity to earn points redeemable for cash and complimentary rooms and food and beverage based on their level of gaming and non-gaming activities while at our properties. An accrual is recorded as points are earned based upon expected redemption rates and, in the case of complimentaries, the estimated cost of the complimentary to be provided. If our guests increase their redemption levels above what is currently expected based on historical trends, increases in our reserve would be required.

Income Taxes

        We provide for income taxes on United States federal, state and foreign source income derived from activities in the jurisdictions in which we operate. As a matter of course, we are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service is currently examining our tax returns for the years ended December 31, 2001, 2000 and 1999. While we believe our tax return positions comply with applicable tax law, the Internal Revenue Service or other taxing authorities may assert that one or more of our tax return positions is inconsistent with the tax laws of their jurisdiction. If, as a result of any examination of our tax returns, a tax return position is ultimately not respected by an examining authority, we may be required to adjust our income tax liabilities and related tax provisions. As of December 31, 2003 we had deferred tax assets that totaled $234 million and deferred tax liabilities that totaled $1.2 billion. See Note 10 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. During 2003, we adopted SFAS No. 150 which did not have a material impact on our financial position or results of operations.

        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities (revised December 2003)," clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on our financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to the impact of interest rate changes associated with our long-term debt. We attempt to limit the impact of changes in interest rates to our debt portfolio by having an appropriate mix of variable and fixed rate debt. Beginning in 2003, we are utilizing, on a selective basis, interest rate swaps to manage our relative levels of fixed and floating rate debt. We evaluate our exposure to interest rate risk by monitoring interest rates in the market place and do not use interest rate swaps for trading purposes.

        As of December 31, 2003, we had four interest rate swap agreements which swap the fixed interest payments on our $300 million 7% Senior Notes due 2013 to a variable interest rate based on a margin above six-month LIBOR. These swaps are designated as fair value hedges. Including the debt subject to the interest rate swaps, at December 31, 2003, $1.4 billion of our total debt outstanding is subject to variable rate interest. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense change of approximately $14 million based on our debt balance at December 31, 2003.

        The following table sets forth the scheduled maturities and the total fair market value of our long term debt and interest rate swaps (amounts in millions):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Market
Long-Term Debt
Fixed Rate Debt	$326	$400	$399	$500	$400	$1,450	$3,475	$3,811
Average Interest Rate	7.00%	7.88%	8.50%	9.38%	8.88%	7.64%	8.09%
Floating Rate Debt	$335	$807	—	—	—	—	$1,142	$1,142
Average Interest Rate	1.46%	2.76%	—	—	—	—	2.38%
Interest Rate Swaps
Fixed to Variable	—	—	—	—	—	$300	$300	$2
Average Pay Rate	—	—	—	—	—	4.84%	4.84%
Average Received Rate	—	—	—	—	—	7.0%	7.0%

Item 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Caesars Entertainment, Inc. (f/k/a Park Place Entertainment Corporation):

        We have audited the accompanying consolidated balance sheets of Caesars Entertainment, Inc., formerly known as Park Place Entertainment Corporation (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule included at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 10, 2004

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

(F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

	December 31,
	2003	2002
Assets
Cash and equivalents	$313	$339
Accounts receivable, net	161	173
Inventories, prepaids, and other	125	130
Deferred income taxes, net	103	97

Total current assets	702	739
Assets held for sale	230	228
Investments	181	143
Property and equipment, net	7,335	7,497
Goodwill	796	834
Other assets	298	273

Total assets	$9,542	$9,714

Liabilities and Stockholders' Equity
Accounts payable	$53	$52
Current maturities of long-term debt	1	325
Income taxes payable	5	4
Accrued expenses	570	602
Liabilities related to assets held for sale	46	36

Total current liabilities	675	1,019
Long-term debt, net of current maturities	4,618	4,585
Deferred income taxes, net	1,072	1,059
Other liabilities	119	94

Total liabilities	6,484	6,757

Commitments and contingent liabilities
Stockholders' Equity:
Common stock, $0.01 par value, 400.0 million shares authorized, 326.9 million and 323.7 million shares issued at December 31, 2003 and 2002, respectively	3	3
Preferred stock, $0.01 par value, 100.0 million shares authorized	—	—
Additional paid-in capital	3,828	3,801
Accumulated deficit	(523)	(569)
Accumulated other comprehensive income (loss)	12	(16)
Common stock in treasury, at cost, 23.1 million shares at December 31, 2003 and 2002	(262)	(262)

Total stockholders' equity	3,058	2,957

Total liabilities and stockholders' equity	$9,542	$9,714

See notes to consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

(F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenues
Casino	$3,212	$3,256	$3,188
Rooms	509	483	479
Food and beverage	451	422	405
Other revenue	283	276	281

	4,455	4,437	4,353

Expenses
Casino	1,709	1,694	1,700
Rooms	171	161	159
Food and beverage	410	375	364
Other expense	1,085	1,077	1,062
Depreciation and amortization	440	449	486
Pre-opening expense	1	1	2
Impairment losses and other	127	66	19
Corporate expense	71	69	57

	4,014	3,892	3,849

Equity in earnings of unconsolidated affiliates	19	23	39

Operating income	460	568	543
Interest expense, net of interest capitalized	(326)	(341)	(379)
Interest expense, net from unconsolidated affiliates	(7)	(8)	(11)
Interest and other income	5	5	11
Investment gain (loss)	—	44	(32)

Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	132	268	132
Provision for income taxes	75	104	62
Minority interest, net	3	7	2

Income from continuing operations before cumulative effect of accounting change	54	157	68
Discontinued operations Loss from discontinued operations, net	(8)	(2)	(92)

Income (loss) before cumulative effect of accounting change	46	155	(24)
Cumulative effect of accounting change, net	—	(979)	—

Net income (loss)	$46	$(824)	$(24)

Basic earnings (loss) per share
Income from continuing operations before cumulative effect of accounting change	$0.18	$0.52	$0.23
Discontinued operations	(0.03)	(0.01)	(0.31)
Cumulative effect of accounting change	—	(3.25)	—

Net income (loss) per share	$0.15	$(2.74)	$(0.08)

Diluted earnings (loss) per share
Income from continuing operations before cumulative effect of accounting change	$0.18	$0.52	$0.23
Discontinued operations	(0.03)	(0.01)	(0.31)
Cumulative effect of accounting change	—	(3.22)	—

Net income (loss) per share	$0.15	$(2.71)	$(0.08)

See notes to consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

(F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2000	$3	$3,702	$279	$(15)	$(185)	$3,784
Net loss	—	—	(24)	—	—	(24)
Currency translation adjustment	—	—	—	(20)	—	(20)

Comprehensive loss						(44)
Stock options exercised (including tax benefits of $5)	—	85	—	—	—	85
Treasury stock acquired	—	—	—	—	(59)	(59)
Stock-based compensation	—	1	—	—	—	1

Balance, December 31, 2001	3	3,788	255	(35)	(244)	3,767
Net loss	—	—	(824)	—	—	(824)
Currency translation adjustment	—	—	—	19	—	19

Comprehensive loss						(805)
Stock options exercised (including tax benefits of $1)	—	11	—	—	—	11
Treasury stock acquired	—	—	—	—	(18)	(18)
Stock-based compensation	—	2	—	—	—	2

Balance, December 31, 2002	3	3,801	(569)	(16)	(262)	2,957
Net income	—	—	46	—	—	46
Currency translation adjustment	—	—	—	28	—	28

Comprehensive income						74
Stock options exercised (including tax benefits of $3)	—	24	—	—	—	24
Stock-based compensation	—	3	—	—	—	3

Balance, December 31, 2003	$3	$3,828	$(523)	$12	$(262)	$3,058

See notes to consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

(F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Years Ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$46	$(824)	$(24)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	440	449	486
Loss from discontinued operations	8	2	92
Impairment losses and other	127	22	19
Cumulative effect of accounting change	—	979	—
Investment (gain)/loss	—	(44)	32
Amortization of debt issue costs	10	13	10
Change in working capital components:
Accounts receivable, net	12	30	24
Inventories, prepaids, and other	8	(2)	15
Accounts payable and accrued expenses	(32)	75	(79)
Income taxes payable/receivable	1	(1)	28
Change in deferred income taxes	3	(1)	3
Distributions from equity investments in excess of earnings	3	5	2
Other	(8)	(12)	(7)

Net cash provided by operating activities of continuing operations	618	691	601

Investing activities
Capital expenditures	(343)	(377)	(448)
Additional investments	(33)	—	(32)
Proceeds from sale of investment	—	120	11
Acquisitions, net of cash acquired	—	—	(48)
Other	5	1	(10)

Net cash used in investing activities of continuing operations	(371)	(256)	(527)

Financing activities
Change in Credit Facilities and commercial paper	(293)	(469)	(870)
Payments on notes	(300)	(300)	—
Proceeds from issuance of notes	300	375	772
Purchases of treasury stock	—	(18)	(59)
Proceeds from exercise of stock options	21	10	80
Debt issuance costs	(4)	(8)	(16)
Other	3	2	—

Net cash used in financing activities of continuing operations	(273)	(408)	(93)

Cash related to discontinued operations	—	(9)	40

(Decrease) increase in cash and equivalents	(26)	18	21
Cash and equivalents at beginning of year	339	321	300

Cash and equivalents at end of year	$313	$339	$321

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$333	$338	$368

Income taxes, net of refunds	$52	$73	$2

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Organization

        Effective January 5, 2004, Park Place Entertainment Corporation changed its name to Caesars Entertainment, Inc. (the "Company"). This change has been reflected in these consolidated financial statements.

        The Company is a Delaware corporation formed in June 1998. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company are currently conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company, through subsidiaries, operates and consolidates seventeen wholly owned casino hotels located in the United States; of which eight are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages and consolidates the casino operations of Caesars Palace at Sea on three cruise ships; and manages and consolidates two majority owned casinos in Nova Scotia, Canada. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rentals and food and beverage sales.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, that are accounted for under the equity method. The Company exercises significant influence over those investments accounted for under the equity method due to ownership percentages, board representation, and management agreements. All material intercompany accounts and transactions are eliminated. Minority interests for consolidated entities that are less than 100 percent owned were $20 million and $17 million at December 31, 2003 and 2002, respectively, and are included in other liabilities on the consolidated balance sheets.

Cash and Equivalents

        Cash and equivalents include investments purchased with maturities of three months or less. The carrying value of such investments approximates its fair value.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of short-term investments and receivables.

        The Company extends credit to certain casino customers following an evaluation of the creditworthiness of the individual. The Company maintains an allowance for doubtful accounts to reduce the casino receivables to their estimated collectible amount. As of December 31, 2003, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

Currency Translation

        Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Revenue and expense accounts are translated at the average of exchange rates during the year. Gains and losses, net of applicable deferred income taxes, are reflected in stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Inventories

        Inventories, prepaids, and other at December 31, 2003 and 2002, include inventories of $46 million for each year. Inventories consist primarily of food and beverage items and are stated at the lower of cost or market. Cost is determined by the weighted-average cost method.

Property and Equipment

        Property and equipment are stated at cost. Interest incurred during construction of facilities or expansions is capitalized at the Company's weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalization is ceased when a project is substantially completed or construction activities are no longer underway. Interest capitalized for the years ended December 31, 2003, 2002, and 2001 was $5 million, $9 million, and $13 million, respectively. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the consolidated statements of operations.

        Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and riverboats and 3 to 10 years for furniture and equipment.

        The carrying values of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Assets are grouped at the property level when estimating future cash flows for determining whether an asset has been impaired. If it is determined that an impairment has occurred, then an impairment loss is recognized in the consolidated statements of operations. During the year ended December 31, 2003, the Company recognized an impairment loss of $89 million related to its Flamingo Laughlin property. (See Note 15)

Goodwill

        As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, goodwill is no longer amortized, goodwill and intangible assets are tested at least annually for impairment. Upon adoption of SFAS No. 142, each property with assigned goodwill was valued as an operating entity and the Company recorded an impairment charge of $979 million which was recorded as a cumulative effect of accounting principle change in the first quarter of 2002. (See Note 4) As a result of the annual impairment testing during the fourth quarter of 2003, the Company recognized an impairment charge of $38 million related to goodwill at Caesars Tahoe. (See Notes 4 and 15)

Unamortized Debt Issue Costs

        Debt discount and issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the straight-line method which approximates the effective interest method. Unamortized debt issuance costs are included in other assets on the consolidated balance sheets.

Self-Insurance

        The Company is self-insured for various levels of general liability, workers' compensation, and employee medical and life insurance coverage. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued expenses on the consolidated balance sheets.

Revenue Recognition

        Casino revenues are derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports. Casino revenue is defined as the net win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue is recognized at the end of each gaming day.

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

        Other revenues include retail sales, entertainment sales, telephone, management fee income, and other miscellaneous income at our casino hotels. Like room revenues and food and beverage revenues, these revenues are recognized at the time the service is provided.

        The revenue components presented in the consolidated statements of operations exclude the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. Complimentary revenues which have been excluded from the accompanying consolidated statements of operations are as follows:

	2003	2002	2001
	(in millions)
Rooms	$189	$194	$197
Food and beverage	314	322	320
Other	35	32	29

Total complimentary revenues	$538	$548	$546

        The estimated departmental costs of providing these complimentaries are classified in the consolidated statements of operations as an expense of the department issuing the complimentary, primarily the casino department, and are as follows:

	2003	2002	2001
	(in millions)
Rooms	$75	$75	$76
Food and beverage	271	267	267
Other	36	33	28

Total cost of promotional allowances	$382	$375	$371

Loyalty Club Program

        The Company offers its guests the opportunity to earn points redeemable for cash and complimentary rooms and food and beverage based on their level of gaming and non-gaming activities while at its properties. An accrual is recorded as points are earned based upon expected redemption rates and, in the case of complimentaries, the estimated cost of the complimentary to be provided.

Advertising Expense

        Advertising expense includes the costs associated with the production of advertisements and the communication of those advertisements. Advertising costs are expensed as incurred in accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." Advertising expense was $78 million, $73 million, and $71 million for the years ended December 31, 2003, 2002 and 2001; respectively.

Pre-Opening Expense

        Pre-opening expense includes operating expenses and incremental salaries and wages directly related to a facility or project during its construction. Costs of start-up activities are expensed as incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities."

Earnings (Loss) Per Share ("EPS")

        In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the years ended December 31, 2003, 2002 and 2001 was 302 million, 301 million and 299 million, respectively. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 2 million for the year ended December 31, 2003, and 3 million for each of the years ended December 31, 2002 and 2001. For the years ended December 31, 2003, 2002 and 2001, 15 million, 15 million, and 13 million shares, respectively, would have been included in the calculation of diluted EPS; however the exercise price of those options exceeded the average market price.

Stock-Based Compensation

        At December 31, 2003, the Company has Stock Incentive Plans, which are described more fully in Note 12. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income (loss) for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense associated with the Supplemental Retention Plan, which is described in Note 13, was $3 million, $1 million, and $0 million for the years ended December 31, 2003, 2002, and 2001, respectively. Had compensation cost for the Company's Stock Incentive Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS

No. 123 "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(in millions, except per share amounts)
Net income (loss), as reported	$46	$(824)	$(24)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	3	2	1
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(15)	(15)	(12)

Pro forma net income (loss)	$34	$(837)	$(35)

Earnings (loss) per share:
Basic, as reported	$0.15	$(2.74)	$(0.08)
Basic, pro forma	$0.11	$(2.78)	$(0.12)
Diluted, as reported	$0.15	$(2.71)	$(0.08)
Diluted, pro forma	$0.11	$(2.75)	$(0.12)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of zero percent for each of the three years; expected volatility of 44 percent for the year ended December 31, 2003 and 40 percent for the years ended December 31, 2002 and 2001; risk-free interest rates of 3.29, 4.59 and 4.92 percent and expected life of six years for each of the options granted. The weighted-average fair value per share of options granted was $3.57 for 2003, $4.61 for 2002, and $5.19 for 2001.

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

  •
  Payments to Hilton Hotels Corporation for certain trade name usage, assignment, service and license agreements which agreements were entered into as part of the spin-off in 1998 from Hilton Hotels Corporation.

        Such transactions totaled $9 million for each of the years ended December 31, 2003 and 2002, and $8 million for the year ended December 31, 2001.

Reclassifications

        The consolidated financial statements for prior years reflect certain other reclassifications to conform to classifications adopted in the current year. These reclassifications have no effect on previously reported net income (loss).

Recently Issued Accounting Standards

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. During 2003, the Company adopted SFAS No. 150 which did not have a material impact on its financial position and results of operations.

        In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities (revised December 2003)," clarifying FIN 46 and exempting certain entities from the provisions of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of variable interest entities for periods ending after March 15, 2004. FIN 46R addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. The adoption of FIN 46R for provisions effective during 2003 did not have a material impact on the Company's financial position or results of operations.

Note 3. Discontinued Operations

        In December 2003, the Company entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. The Company is to receive cash of approximately $280 million for the property, building, and equipment plus an amount for net working capital. The estimated selling price of the assets less costs to sell the Las Vegas Hilton exceeds the carrying value; therefore no gain or loss has been recognized as of December 31, 2003. This transaction is expected to be completed by the end of the second quarter of 2004 and is subject to customary closing conditions and regulatory approvals outlined in the purchase agreement.

        The results of the Las Vegas Hilton are classified as discontinued operations in each period presented in the accompanying consolidated statements of operations. Consolidated interest expense has been allocated to the loss from discontinued operations based on the ratio of Las Vegas Hilton's net assets to the consolidated net assets. In accordance with generally accepted accounting principles, the assets of the Las Vegas Hilton are no longer being depreciated as a result of their designation of being assets held for sale. The assets and liabilities of the Las Vegas Hilton have been classified as "Assets Held for Sale" and "Liabilities related to Assets Held for Sale" in the accompanying consolidated balance sheets.

        Summary operating results for the discontinued operations of the Las Vegas Hilton are as follows:

	December 31,
	2003	2002	2001
	(in millions)
Net Revenues	$214	$215	$228

Operating income (loss)	$(6)	$2	$(136)
Interest expense	(6)	(6)	(6)
Income tax benefit	4	2	50

Loss from discontinued operations	$(8)	$(2)	$(92)

        The operating loss recorded for the year ended December 31, 2001 was the result of a $124 million asset write-down at the Las Vegas Hilton in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Due to the significant reduction in the operating performance and expected lower future results, management, with the assistance of an independent appraisal company, determined that the carrying value of the Las Vegas Hilton assets exceeded the fair value. Fair value was determined using a combination of future cash flow analysis and market/sales comparison analysis.

        Assets held for sale and Liabilities related to assets held for sale are as follows:

	December 31,
	2003	2002
	(in millions)
Cash and equivalents	$10	$12
Accounts receivable, net	22	12
Inventories, prepaids and other	6	6
Income taxes receivable	13	7
Deferred income taxes, net	32	39
Property and equipment, net	147	152

Total assets held for sale	$230	$228

Accounts payable	$2	$1
Accrued expenses	44	35

Total liabilities related to assets held for sale	$46	$36

Note 4. Goodwill and Other Intangible Assets

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

        As of January 1, 2002, the Company had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total related to the acquisition of the Bally's properties in 1996, while the remainder related primarily to the Caesars acquisition in December 1999. In accordance with the initial adoption of SFAS No. 142, each property with assigned goodwill is to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity are required to be valued. The difference between the fair value of the operating entity and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment charge is recognized as a cumulative effect of accounting change upon adoption.

        The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transactions method. Based on this analysis and the tests noted above, the Company completed its implementation analysis of goodwill arising from prior acquisitions and recorded an impairment charge of $979 million which was recorded as a cumulative effect of accounting change in the first quarter of 2002.

        During the fourth quarters of 2003 and 2002, the Company completed the annual impairment testing of goodwill and indefinite-lived intangible assets with the assistance of an independent company. The Company recognized an impairment of goodwill of $38 million at its Caesars Tahoe property in the fourth quarter of 2003. (See Note 15) In 2002, as a result of the Belle of Orleans transaction (See Note 15), the Company recorded an additional $2 million of goodwill and $10 million in indefinite-lived intangible assets. The indefinite-lived intangible assets consist of the tradename and gaming license. There were no other additions or adjustments to goodwill during the years ended December 31, 2003 or 2002.

        For the year ended December 31, 2001, the Company recorded goodwill amortization of $50 million. If SFAS No. 142 had been in effect for the year ended December 31, 2001, the Company would have reported the following (in millions, except per share amounts):

2001
Net loss as reported	$(24)
Add back: Goodwill amortization	50

Adjusted net income	$26

Basic and diluted net loss per share as reported	$(0.08)

Basic and diluted adjusted net income per share	$0.09

Note 5. Accounts Receivable

        Accounts receivable balances are as follows:

	December 31,
	2003	2002
	(in millions)
Casino	$189	$220
Hotel and other	43	42

	232	262
Less allowance for doubtful accounts	(71)	(89)

Total	$161	$173

        The provision for estimated uncollectible receivables, primarily included in casino expenses, was $38 million in 2003, $55 million in 2002, and $84 million in 2001.

Note 6. Investments

        Investments in and notes from affiliates are as follows:

	December 31,
	2003	2002
	(in millions)
Casino hotels	$67	$61
Notes receivable	80	80
Other	34	2

Total	$181	$143

        Investments in casino hotels consist of investments in less than 50 percent owned unconsolidated affiliates, which include a casino hotel in Punta del Este, Uruguay, a casino management company in Windsor, Canada, and a casino and its management company in Johannesburg, South Africa.

Investment in Baluma Holdings, S.A.

        Over the past several years, the Company has provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma. Baluma is heavily indebted, and a restructuring of Baluma's debt is needed. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to the Company by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Baluma. Such restructuring is conditioned upon, among other things, holders of Baluma's $50 million of publicly-traded subordinated notes agreeing to extend the maturity of such notes and certain other amendments. In addition, after the restructuring, the Company will have five of the seven seats on Baluma's Board of Directors. The Company intends to continue to operate the Resort pursuant to the management agreement. If the restructuring occurs as proposed, the Company will have the ability to exercise significant influence over the management of Baluma, and accordingly would be required to consolidate Baluma's results of operations. The proposed restructuring is expected to be completed in 2004.

        The net amount of the Company's investments in Baluma at December 31, 2003 and 2002, was $82 million and $85 million; respectively.

Las Vegas Monorail

        Pursuant to an agreement entered into in September 2000, the Company purchased in 2003 $15 million in bonds issued by the Las Vegas Monorail Company ("LVMC"), which are included in other investments in the table above. The bonds accrue (but do not pay) interest at an accrual rate of 9%. Principal and accrued and unpaid interest are due in 2040. The LVMC has developed a monorail system in Las Vegas, which will be approximately four miles long and will have seven stations directly connecting eight hotel casinos on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Three of the seven planned station stops will be at the Company's properties: Bally's Las Vegas, Flamingo Las Vegas and the Las Vegas Hilton. The monorail is scheduled to begin operating in March 2004.

Margaritaville Café

        In 2003, the Company invested in a joint venture with an entity indirectly controlled by Jimmy Buffett, to construct and operate the Margaritaville Café at the Flamingo Las Vegas. The Company has invested $17 million as of December 31, 2003, which is included in other investments in the table above. Jimmy Buffett's Margaritaville Café opened in December 2003.

Note 7. Property and Equipment

        Property and equipment balances are as follows:

	December 31,
	2003	2002
	(in millions)
Land	$1,693	$1,700
Buildings, riverboats and leasehold improvements	5,990	5,892
Furniture and equipment	1,476	1,325
Construction in progress	61	83

	9,220	9,000
Less accumulated depreciation and amortization	(1,885)	(1,503)

Total	$7,335	$7,497

Note 8. Accrued Expenses

        Accrued expenses are as follows:

	December 31,
	2003	2002
	(in millions)
Compensation and benefits	$176	$165
Interest	71	80
Gaming and property taxes	59	47
Customer deposits	47	38
Outstanding casino chip liability	26	29
Loyalty club program	30	16
Other	161	227

Total	$570	$602

Note 9. Debt

        Long-term debt balances are as follows:

	December 31,
	2003	2002
	(in millions)
Credit Facilities	$1,142	$1,435
7.95% Senior Notes, due 2003	—	300
7.0% Senior Notes, due 2004	325	325
8.5% Senior Notes, due 2006, net of unamortized discount of $2 million and $3 million in 2003 and 2002, respectively	398	397
7.5% Senior Notes, due 2009	425	425
7.0% Senior Notes, due 2013	300	—
7.875% Senior Subordinated Notes, due 2005	400	400
9.375% Senior Subordinated Notes, due 2007	500	500
8.875% Senior Subordinated Notes, due 2008	400	400
7.875% Senior Subordinated Notes, due 2010	375	375
8.125% Senior Subordinated Notes, due 2011, net of unamortized discount of $2 million	348	348
Other	4	5

	4,617	4,910
Less current maturities	(1)	(325)
Market value of interest rate swaps	2	—

Net long-term debt	$4,618	$4,585

        Debt maturities during the next five years are as follows:

(in millions)
2004	$1
2005	1,867
2006	399
2007	500
2008	400
Thereafter	1,450

$4,617

        The consolidated balance sheet as of December 31, 2003, excludes from current maturities the $325 million 7.0 percent Senior Notes due July 2004. This amount is classified as long-term because the Company has both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facilities (as defined below). As of December 31, 2002, the Company did not have availability under the long-term portion of the Credit Facilities to refinance amounts due in less than a year. Accordingly these amounts were shown as current maturities.

        As of December 31, 2003, the Company has two principal credit facilities, collectively known as the "Credit Facilities." The first is a 364-day revolving facility expiring in August 2004, with total availability of approximately $493 million. As of December 31, 2003, amounts borrowed under the 364-day revolving facility were $335 million. The second facility is a two-year extension of the Company's five-year revolving facility, which was terminated on December 19, 2003. The two-year extension will expire in December 2005. Maximum availability under this facility is approximately $1.741 billion, of which approximately $700 million is a term loan and the balance is a revolver. If prepaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed. As of December 31, 2003, amounts borrowed under the term loan and the revolver were $696 million and $111 million, respectively.

        As of December 31, 2003, the Company has $52 million in letters of credit outstanding; of which $31 million reduced the availability under the Credit Facilities.

        The Credit Facilities contain financial covenants including a maximum leverage ratio (total debt to ebitda, as defined in the Credit Facilities) of 5.25 to 1.00 and a minimum interest coverage ratio (ebitda, as defined in the Credit Facilities, divided by interest expense) of 2.75 to 1.00 as of December 31, 2003. The maximum leverage ratio remains at 5.25 to 1.00 for the quarterly testing periods ending March 31, 2004 and June 30, 2004, and then adjusts to 5.00 to 1.00 for the quarterly testing periods ending September 30, 2004 through March 31, 2005, 4.75 to 1.00 for the quarterly testing period ending June 30, 2005, and 4.50 to 1.00 thereafter. The interest coverage ratio remains 2.75 to 1.00 for all quarterly testing periods. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facilities to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of December 31, 2003, the Company was in compliance with the applicable covenants.

        Borrowings under the Credit Facilities bear interest at a floating rate and may be obtained, at the Company's option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facilities). The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future. The Company pays a margin over LIBOR which is a function of both its leverage ratio and its credit rating. This margin is adjusted quarterly. Prior to September 2003, the Company's senior debt rating from Moody's Investment Services was Bal and from Standard & Poor's was BBB-. In September 2003, Standard & Poor's announced its decision to lower the Company's senior debt credit rating to BB+. As a result of this action, the Company's effective all-in borrowing cost of LIBOR advances under the Credit Facilities increased to LIBOR plus 152.5 basis points from 127.5 basis points. As of December 31, 2003, the Company's effective all-in borrowing cost of LIBOR advances under the Credit Facilities was LIBOR plus 152.5 basis points. The maximum all in borrowing costs for LIBOR loans is 1.75% under the Credit Facilities plus or minus pre-determined discounts based on our leverage ratios. The weighted average interest rate on outstanding borrowings under the Credit Facilities was 2.48 percent at December 31, 2003 and 2.52 percent at December 31, 2002.

        Currently our senior debt is rated Ba1 by Moody's Investment Services and BB+ by Standard & Poor's. If the Company's debt rating was lowered by one level, the annual interest on the Company's Credit Facilities would increase by approximately $4.8 million per year based on outstanding borrowings of $1.1 billion at December 31, 2003.

        The Company has established a commercial paper program. To the extent that the Company incurs debt under this program, it must maintain an equivalent amount of credit available under its Credit Facilities. The Company has not borrowed under this program since 2001.

        In a program designed for short-term borrowings at lower interest rates than paid under the Company's Credit Facilities, the Company has entered into an uncommitted line of credit with a lender whereby the Company can borrow up to $50 million for periods of ninety days or less. At December 31, 2003 and 2002, the Company had no borrowings under this agreement, which expires July 2004. Borrowings bear interest at current market rates. Interest rates on amounts borrowed under this agreement during the year 2003 ranged from 2.04 percent to 2.98 percent, and during 2002 the rates ranged from 2.35 percent to 3.10 percent.

        In April 2003, the Company issued $300 million of 7.0 percent senior notes due 2013 through a private placement offering to institutional investors. These notes were subsequently exchanged for notes registered under the Securities Act of 1933, as amended. The notes are redeemable at any time prior to their maturity at the "Make Whole" premiums described in the indenture governing such notes. The notes are unsecured obligations, rank equal with the Company's other senior indebtedness and are senior to all the Company's junior indebtedness.

        The estimated fair value of long-term debt (including current maturities) at December 31, 2003 and 2002 was $5.0 billion and $5.1 billion, respectively. The fair values of the Company's public debt securities are based on the quoted market prices for the same or similar issues, the fair value of borrowings, under the Credit Facilities is assumed to be book value due to the short-term nature of such borrowings.

Interest Rate Swaps

        Pursuant to the Company's risk management policy, management may engage in actions to manage the Company's interest rate risk position. During 2003, the Company entered into four interest rate swaps representing $300 million notional amount with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate ("fair value hedges"). Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above LIBOR on the $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2 million for the year ended December 31, 2003.

        These interest rate swaps meet the shortcut criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded other long-term assets of $2 million as of December 31, 2003, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Note 10. Income Taxes

        The provision for income taxes are as follows:

	December 31,
	2003	2002	2001
	(in millions)
Current
Federal	$35	$49	$34
State, foreign, and local	33	45	31

	68	94	65
Deferred	7	10	(3)

Total	$75	$104	$62

        The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(in millions)
Deferred tax assets
Accrued expenses	$72	$68
Insurance and other reserves	44	41
Benefit plans	16	15
Pre-opening expense	20	19
Foreign tax credit carryovers (began expiring in 2001)	56	49
Other	48	51

	256	243
Valuation allowance	(22)	(19)

	234	224

Deferred tax liabilities
Fixed assets, primarily depreciation	(1,026)	(1,029)
Other	(177)	(157)

	(1,203)	(1,186)

Net deferred tax liability	$(969)	$(962)

        A reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

	2003	2002	2001
Federal income tax rate	35.0%	35.0%	35.0%
Foreign, state and local income taxes, net of federal tax benefits	12.8	8.6	10.3
Goodwill amortization	0.0	0.0	13.5
Tax return true-up and permanent items	9.0	(4.8)	(11.8)

Effective tax rate	56.8%	38.8%	47.0%

        Pursuant to SFAS No. 142, goodwill amortization ceased on January 1, 2002.

        The Internal Revenue Service is currently examining federal income tax returns for the years ended December 31, 2001, 2000 and 1999. The Company is also under examination in various states for income and franchise tax matters. The Company believes that any tax liability arising from the examinations will not have a material impact on its financial position and results of operations.

Note 11. Stockholders' Equity

        Four hundred million shares of common stock with a par value of $0.01 per share are authorized. As of December 31, 2003, 326.9 million shares were issued and 303.8 million were outstanding. As of December 31, 2002, 323.7 million shares were issued and 300.6 million shares were outstanding. One hundred million shares of preferred stock with a par value of $0.01 per share are authorized, of which no amounts have been issued.

        The Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. No shares were repurchased during the year ended December 31, 2003. Cumulatively, through December 31, 2003, the Company repurchased a total of 23.1 million shares of its common stock at an average price of $11.31 resulting in 16.9 million shares remaining available under the stock repurchase program.

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

Note 12. Stock Options

        At December 31, 2003 and 2002, 55.6 million shares of common stock were reserved for the exercise of options under the Company's Stock Incentive Plans. Options may be granted to salaried officers, directors, and other key employees of the Company to purchase common stock at not less than the fair market value at the date of grant. Generally, options may be exercised in installments commencing one year after the date of grant. The Stock Incentive Plans also permit the granting of Stock Appreciation Rights ("SARs"). No SARs have been granted as of December 31, 2003.

        The following table summarizes information for the stock option plans for the years ended December 31:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	28,005,506	$9.34	27,267,851	$9.17	33,378,300	$8.97
Granted	4,462,500	7.63	3,023,193	10.01	3,563,880	11.12
Exercised	(2,858,856)	6.43	(963,160)	6.86	(8,494,639)	8.98
Cancelled	(1,942,968)	9.90	(1,322,378)	9.39	(1,179,690)	10.65

Outstanding at end of year	27,666,182	9.33	28,005,506	9.34	27,267,851	9.17

Options exercisable at end of year	19,161,844	$9.33	20,703,536	$8.92	17,984,474	$8.46
Options available for grant at end of year	5,851,145		8,370,677		10,071,492

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.99 - $ 7.39	7,186,805	4.14 years	$6.47	6,656,745	$6.42
7.56 - 9.48	7,465,867	6.04	8.15	3,562,117	8.62
9.51 - 11.23	7,150,100	6.35	10.73	4,341,847	10.89
11.28 - 14.44	5,863,410	4.87	12.62	4,601,135	12.59

$ 5.99 - $14.44	27,666,182	5.38	$9.33	19,161,844	$9.33

Note 13. Employee Pension and Savings Plans

        A significant number of the Company's employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed and charged to expense

$23 million, $19 million, and $16 million for the years ended December 31, 2003, 2002, and 2001, respectively, for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share, if any, of unfunded vested benefits.

        The Company and its subsidiaries also sponsor several defined contribution plans (401(k) savings plans). These plans allow for pretax and after tax employee contributions and employer matching contributions. Such amounts contributed to the plans are invested at the participants' direction. The Company's matching contribution expense for such plans was $20 million, $21 million, and $21 million for the years ended December 31, 2003, 2002, and 2001, respectively.

        The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 50 percent of the employee contribution, subject to a maximum Company contribution of 5 percent of an employee's annual compensation. These deferrals are in addition to those allowed in the Company's 401(k) plans. The Company's matching contribution expense for such plans was $2 million for each of the years ended December 31, 2003, 2002 and 2001.

        In November 2001, the Company established a Supplemental Retention Plan for selected executives. Participants in this non-qualified unfunded retirement plan are granted rights that vest over four years. At retirement or in other circumstances as defined, shares of Company common stock are distributed equal to the number of rights credited to a participant's account. The shares issued under the plan will be treasury shares and are limited to a maximum of 2.5 million shares. As of December 31, 2003 and 2002 approximately 158 thousand shares and 60 thousand shares have vested, respectively. The Company recognizes compensation expense equal to the value of the rights granted over the vesting term based on the stock price on the date of grant. Compensation expense associated with this plan was $3 million, $1 million, and $0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

        Pursuant to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and the Company dated as of December 31, 1998, the Company shall retain or assume, as applicable, all liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company's employees. Based on this ratio the Company's share of any benefit or obligations would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation. Hilton Hotels Corporation has informed the Company that as of December 31, 2003, the Plan benefit obligations exceed the fair value of the plan assets by $18 million; however, no contributions to the plan were required during 2003 and no contributions will be required for 2004.

Note 14. Leases

        The Company and its subsidiaries lease both real estate and equipment used in operations, which are classified as operating leases. Rental costs relating to operating leases and charged to expense were approximately $40 million in 2003, $42 million in 2002, and $40 million in 2001, including contingent rental payments of $18 million in 2003, $18 million in 2002, and $19 million in 2001.

        The following is a schedule of future minimum lease commitments under noncancellable operating leases as of December 31, 2003 (in millions):

2004	$21
2005	19
2006	15
2007	15
2008	13
Thereafter	184

Total minimum lease payments	$267

        The Company leases the land and building for the Caesars Tahoe facility. This lease expires in 2028 and is renewable for an additional 25-year period. The lease provides for a minimum rental payment of $4.9 million for 2004, increasing by 2.5 percent in each subsequent year, and for percentage rent of 1 percent of the casino hotel's gross revenue (as therein defined).

        The Company has also entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The lease for land adjacent to Grand Casino Gulfport is for the period from June 1, 2003, through May 31, 2008, and contains renewal options for an additional 35 years. The Company is required to make annual rental payments of $1.3 million subject to adjustment as defined, plus 5 percent of gross annual gaming revenues in excess of $25 million and 3 percent of all non-gaming revenues. The lessor of the Grand Casino Gulfport site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises, as defined.

        The lease for land adjacent to Grand Casino Biloxi has an initial term of 99 years and provides for rental payments of 5 percent of casino revenues (as defined therein) with a minimum payment of $2.5 million per year. The Company may cancel the lease by making a payment equal to six months of lease payments. The Company also entered into a 15-year lease for submerged land adjacent to Grand Casino Biloxi with an option to extend the lease for five years after the expiration of the initial 15-year term in 2008. The lease provides for annual rental payments of $1.0 million and subsequent increases as defined in the agreement.

        The lease for land adjacent to Grand Casino Tunica provides for annual rental payments of $3.5 million in 2004, subject to adjustment as defined in each subsequent year. The initial term of the lease was for six years beginning in 1993 with nine six-year renewal options, for a total of 60 years.

Note 15. Impairment Losses and Other

2003 Transactions

Flamingo Laughlin Impairment

        Due to the continued proliferation of Native American gaming in Arizona and Southern California, the Laughlin, Nevada market has suffered substantially increased competition. Because of the increased competition, Flamingo Laughlin has experienced a decline in its operating results. Due to the decline in operations and lower future expectations, the Company, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," determined the carrying value of Flamingo Laughlin's long-lived assets exceeded their fair market value.

        The Company engaged an independent company to assist in determining the fair value of Flamingo Laughlin's long-lived assets. The fair value was determined by a combination of a discounted cash flow model, a guideline company method, and similar transaction method. Based on this analysis, the carrying value of the long-lived assets exceeded the fair value by $89 million. Accordingly, an impairment loss was recognized during the year ended December 31, 2003.

Caesars Tahoe Goodwill Impairment

        During the fourth quarter of 2003, the Company completed the annual impairment testing of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142. The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transaction method. Based on this analysis, the Company recorded a goodwill impairment charge of $38 million at Caesars Tahoe in the fourth quarter of 2003. The impairment resulted from a decline in operations at Caesars Tahoe, as well as lower future expectations attributable to the increased competition from Native American gaming in Northern California. Competition from these Native American properties increased significantly with the opening of a new casino hotel in 2003 near Sacramento, California, which is a primary feeder market for Caesars Tahoe.

2002 Transactions

        In September 2002, the Company recognized a $7.5 million charge related to the voluntary termination of an energy contract with Enron Corporation. Also in September 2002, tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties. The losses did not exceed the deductibles under the Company's various insurance policies.

        In November 2002, the Company's then President and Chief Executive Officer resigned. In fulfillment of obligations outlined in this executive's employment contract, which was scheduled to expire in December 2005, the Company recognized a charge of approximately $9 million for salary and bonus commitments and certain other benefits..

        In December 2002, the Company settled certain litigation regarding the Belle of Orleans, L.L.C. (the "Belle"). The settlement provided for a cash payment of $21 million for the Company's subsidiary, Bally's Louisiana, Inc., to purchase the 50.1 percent interest of the Belle which it did not own and to dismiss all outstanding litigation with prejudice. In connection with this transaction, the Company recorded a $43 million charge for the buyout of its partner, Metro Riverboat Associates, the settlement of all outstanding litigation involving the partnership and the revaluation of the Bally's Casino New Orleans. On February 5, 2003, the settlement and transfer were approved by the Louisiana Gaming Control Board. The settlement and transfer were completed in February 2003.

        In July 2000, the Company entered into an agreement to sell the Las Vegas Hilton to Las Vegas Convention Hotel, LLC, which failed to complete the transaction on the date set for closing. The Company filed a complaint in the Eighth Judicial District Court for the State of Nevada against Las Vegas Convention Hotel, LLC, et al. seeking declaratory relief to retain the $20 million in deposits and recover additional damages for breach of contract. The Company also filed a complaint in the United States District Court for the District of Nevada for damages against Edward Roski, Jr. as guarantor of the transaction. The defendants filed actions against the Company and Hilton Hotels Corporation in the Eighth Judicial District Court, which actions were consolidated with the Company's action in that Court, alleging breach of contract and tortious interference with contract, and seeking non-specific general, special, and punitive damages, specific performance to compel the sale of the property to plaintiffs at a purchase price less than that required under the original contract, and injunctive relief to prevent the Company from selling the property to any other person.

        In February 2003, the Company settled all litigation related to the proposed sale of the Las Vegas Hilton. Pursuant to the settlement agreement, the Company returned all deposits made by the prospective buyer and recorded a $4 million charge in the fourth quarter of 2002 related to this settlement.

2001 Transactions

Flamingo Reno

        On October 5, 2001, the Company entered into an agreement to sell the Flamingo Reno. In anticipation of the sale, the facility was closed on October 23, 2001. The sale was completed in December 2001. As a result of the sale agreement, a $19 million loss was recognized in the third quarter of 2001. The loss includes the write-down of the assets to be sold and employee termination and other incremental costs of closing the property, net of the sales price.

Note 16. Investment Gain/(Loss)

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

Investment in Aladdin Notes

        During 2001, the Company recognized impairment losses on investments totaling $32 million primarily related to senior discount notes of Aladdin Gaming Holdings, LLC. In February 1999, the Company purchased approximately 30 percent of the senior discount notes of Aladdin Gaming Holdings, LLC, the parent company of Aladdin Gaming, LLC d.b.a. Aladdin Resort and Casino ("Aladdin") in the open market. The Aladdin is adjacent to Paris/Bally's on the Las Vegas Strip. During the next two years, the Company purchased an additional 3 percent of the senior discount notes for a total ownership of approximately one-third of the outstanding notes. These notes are subordinate to the Aladdin's senior bank debt and asset-secured bank financing. In September 2001, the Aladdin filed for bankruptcy. Based on that event and the property's poor operating results and general economic slow-down, the Company determined that its investment in the Aladdin Gaming Holdings, LLC notes was impaired and therefore, wrote-off its total investment.

Note 17. Commitments and Contingent Liabilities

New Projects

Saint Regis Mohawk Tribe

        The Company entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe (the "Tribe") in Hogansburg, New York in which it paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a definitive management agreement for the Company to manage a casino to be located at Kutsher's Country Club in Thompson, New York, which agreement was subject to the approval of the National Indian Gaming Commission (the "NIGC"). The NIGC gave comments to the Tribe and the Company regarding the management agreement's conformity with federal laws, regulations and policies pertaining to such agreements. As a result of these comments and in order to further the approval process of the NIGC, the Company and the Tribe entered into on November 10, 2003, a First Amended and Restated Management Agreement and a First Amended and Restated

Development Agreement (the "Amended Agreements"). The Amended Agreements provide, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The term of the Amended Agreements is seven years from the commencement of casino operations. Additionally, the Company will receive a development fee of $15 million for its services in developing and constructing the casino facility and the Tribe will assume the funding of the parking garage construction, which is estimated to cost approximately $40 million. The Amended Agreements are subject to final approval by the NIGC.

        The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher's Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million. Upon approval of the Bureau of Indian Affairs (the "BIA"), the 66 acre parcel will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

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

        The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company. Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as "games of chance." While the Company believes that it will prevail on these various matters, there can be no assurance that it will and, if it does not prevail, there can be no assurance that the damages assessed against the Company would be immaterial to the Company. See "Litigation" below.

        As of December 31, 2003 and 2002, the Company had $26 million and $21 million, respectively invested in the development of this project, which is included in other assets on the consolidated balance sheets. In the event the project is not completed, these costs would be written off.

Pauma-Yuima Band of Luiseño Mission Indians

        In September 2003, the Company announced that the Pauma-Yuima Band of Luiseño Mission Indians selected it to exclusively negotiate agreements to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California, just south of Temecula, California. This exclusive right expires in March 2004. The location will be easily accessible for millions of people living in the greater Los Angeles and San Diego areas. Those agreements must be executed before construction can begin, and the management contract, which is estimated to be for a term of seven years, is subject to approval by the National Indian Gaming Commission ("NIGC") and other regulators. Preliminary plans call for a hotel and casino complex, with more than 100,000 square feet of gaming space. The casino could open as early as 2005.

Big Sandy Band of Western Mono Indians

        In January 2004, the Company reached a preliminary agreement with the Big Sandy Band of Western Mono Indians to develop and manage a casino resort on tribal lands near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 215 acres 10 miles northeast of Fresno in the San Joaquin Valley in Central California. Included in the acreage is a 40-acre parcel of tribal land where the gaming portion of the facility will be located. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino property would initially include 250 to 300 hotel rooms, more than 75,000 square feet of gaming space, at least 2,000 slot machines, approximately 20 gaming tables, restaurants, retail shops, and meeting and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast from the site of the proposed casino project.

        A management agreement for the casino resort, which is estimated to be for a term not greater than seven years, requires the approval of the NIGC. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies.

Construction Commitments

New Tower at Caesars Palace

        The Company is currently constructing a 949-room, 26-story luxury hotel tower at Caesars Palace. The hotel tower addition includes adding a fourth swimming pool, the upgrading and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space, and new dining and restaurant facilities. The tower broke ground during the fourth quarter of fiscal 2003 and should be completed in the second half of 2005. The hotel tower is part of an ongoing program to renovate Caesars Palace. The total cost of the project, which also includes additional convention and meeting facilities and related enhancements, is $376 million, which excludes capitalized interest and pre-opening expense. As of December 31, 2003, the Company has incurred approximately $9 million related to this project.

Atlantic City Parking Garage

        The Company is currently constructing a parking garage adjacent to Caesars Atlantic City. Construction on the parking garage began in the first quarter of 2004 and is scheduled to be completed in the first half of 2005. The total estimated cost of the parking garage is $75 million. As of December 31, 2003, the Company has incurred approximately $2 million in design costs related to this project.

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

Slot Machine Litigation

        In April 1994, William H. Poulos brought a purported class action in the United States District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc., et al. against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. In May 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida captioned William Ahern, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including the Company. In September 1995, a third action was filed against 45 defendants, including the Company, in the United States District Court for the District of Nevada captioned Larry Schreier, et al. v. Caesars World, Inc,. et al. The court consolidated the three actions in the United States District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars

World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on the false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influence and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation and seek unspecific compensatory damages. In July 2002, the United States District Court denied the plaintiff's motion to certify the case as a class action. The plaintiff has appealed the District Court's ruling to the United States 9 Circuit Court of Appeals, where the matter is under advisement.

Mohawk Litigation

        In April 2000, the Company entered into an agreement with the Saint Regis Mohawk Tribe (the "Tribe") pursuant to which it obtained the exclusive rights to develop a Class II or Class III casino project in the State of New York with the Tribe. There are various parties alleging that the grant of rights to the Company infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

        On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a "Tribal Court" in Hogansburg, New York against the Company and certain of its executives. The proceeding sought to nullify the Company's agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. On March 20, 2001, the "Tribal Court" purported to render a default judgment against the Company and one of its executives in the amount of $1.787 billion, which judgment the Company refuses to recognize as valid. On June 2, 2000, the Company and certain of its executives filed an action captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribal members from proceeding in the "Tribal Court" with an action that the Company believes has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the action on the grounds that the Court lacked jurisdiction. In October 2000, the Company appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2002, the Second Circuit remanded the matter to the District Court for further development of the record. In April 2002, the District Court requested the United States Department of the Interior, Bureau of Indian Affairs ("BIA") to provide its current position with regard to the legitimacy of the Tribe's form of government and "Tribal Court". Following receipt of letters issued by the BIA, dated June 5, 2002, June 26, 2002 and July 12, 2002, this Court entered an Order on July 29, 2002, affirming that the BIA recognizes only the Three Chief system of government for the Saint Regis Mohawk Tribe (the "Tribal Council"), that the Tribal Council has, by Resolution having the force of law of the Tribe, invalidated the Tribal court system and that the Mohawk people have, by popular vote, determined that the purported "Tribal Court" is without authority to adjudicate matters of Tribal law. On February 11, 2004, the Magistrate Judge issued a decision requiring the Department of the Interior to review its decision to recognize the Three Chief system of government. On February 16, 2004, the Tribal Council received a letter from the Department of the Interior continuing to recognize the Tribal Council as the official representatives of the Saint Regis Mohawk Tribe.

        On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In September 2000, plaintiffs voluntarily dismissed three of the contract-related claims that had been brought against the individually named defendants. Discovery is on going and a trial date has been set for mid 2004.

        On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, "Catskill Development") filed an action captioned Catskill Development L.L.C., et al. v. Park Place Entertainment Corporation, et al., against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as a Native American gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages. On May 14, 2001, the Court granted the Company's motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling, and the District Court reinstated one of the dismissed claims, with Catskill Development's claims for tortious interference with contract and prospective business relationship remaining after such decision. On or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court's decision reinstating plaintiffs' tortious interference with contract claim on the basis of intervening case law from a Federal Appeals Court. On August 22, 2002, the Court granted the Company's motion for summary judgment dismissing plaintiffs' remaining two claims for tortious interference with contractual relations and tortious interference with prospective business relations. On August 26, 2002, the Court granted judgment to the Company dismissing plaintiffs' complaint in its entirety. Plaintiffs have appealed the District Court's decision to the United States Court of Appeals for the Second Circuit. Subsequent to the filing of the appeal, the Plaintiffs moved on March 14, 2003 to reopen the judgment on the ground that certain information had not been provided to Plaintiffs in discovery. In a decision rendered on October 7, 2003, the District Court granted Plaintiffs limited discovery for a 30-day period to explore whether they had been deprived of relevant information. That discovery period has now ended, and the matter is before the Court for a final determination. In its decision of October 7, 2003, the District Court emphasized that, whatever the result of the discovery; it would reaffirm its summary judgment decision since the issues raised in Plaintiffs' motion related to only one of two alternative grounds for the granting of summary judgment. Once the District Court decides the motion to reopen the judgment, the entire matter will be heard by the Second Circuit. Caesars Entertainment believes this matter to be without merit and will continue to vigorously contest the case.

        On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al. Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company ("President") in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe's failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans. Plaintiffs allege causes of action for interference with contract, interference with business relations, Donnelly Act violations and unfair competition. All defendants have moved for dismissal of the complaint. The Company believes the matter is without merit and will vigorously contest the case.

        On March 29, 2001, the Company and its then general counsel, Clive Cummis sued thirty individual Tribe members in the Supreme Court of the State of New York in the case of Park Place Entertainment Corp., et al. vs. Marlene Arquette, et al., alleging malicious defamation and prima facie tort in connection with the individuals' purported "Tribal Court" proceedings and media publication of their purported "default judgment" against the Company, all of which the Company believes has been injurious to the good name and reputation of the plaintiffs and seeks compensatory damages in an amount to be proved at trial (plus interest, costs and disbursements including reasonable attorney fees), as well as unspecified punitive damages. Defendants asserted a counterclaim alleging the action was commenced in violation of New York's Civil Rights Law. Defendant Michael Rhodes-Devey moved to change venue to Franklin County, New York and to dismiss the complaint. By order dated November 14, 2001, the Court granted the change of venue motion and denied without prejudice the motion to dismiss. Plaintiffs moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, defendants cross-moved to dismiss the complaint. By Decision and Order dated September 9, 2002, the Court denied defendants' motion to dismiss the complaint and plaintiffs' cross-motion to dismiss the counterclaim.

        On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion "Tribal Court" default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported "Tribal Court" in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior, Bureau of Indian Affairs ("BIA"). After the parties made cross-motions for summary judgment, the parties agreed to settle the action with discontinuance. A settlement agreement has been circulated for signature by all the plaintiffs. Although a signed settlement agreement has not been exchanged, the Court has discontinued the action without prejudice.

        On October 15, 2001, Scutti Enterprises, LLC ("Scutti") filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti's efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe's reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court's dismissal of plaintiff's claims for tortious interference with contractual relations. On November 26, 2002, the Court denied plaintiff's motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court's dismissal of the action, affirming the dismissal of Scutti's claim for tortious interference with contractual relations, and vacating the dismissal of Scutti's claim for tortious interference with prospective business relations and remanding the case to the District Court regarding only that claim. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

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

On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. On July 17, 2003, the Supreme Court granted defendants' summary judgment motions, upholding the constitutionality of the legislation and dismissing plaintiffs' complaints in their entirety. The plaintiffs appealed this decision and both sides were heard in December 2003. A decision on such appeal has not been issued.

U.S. Attorney Subpoenas

        At various times during 2003, the U.S. Attorney's Office in Orlando, Florida served grand jury subpoenas on the Company and Caesars Palace. The subpoenas were served in connection with an investigation by the U.S. Attorney's Office which the Company believes is focusing on possible money laundering in connection with certain cash transactions engaged in by a former customer of Caesars Palace. The investigation continues and current and former employees of the Company and Caesars Palace have been interviewed by the U.S. Attorney's Office. The Company and Caesars Palace continue to cooperate. Neither the Company nor Caesars Palace has been advised that either entity is a target of the grand jury investigation.

Reno Hilton Litigation

        In Verderber vs. Reno Hilton, et al., a class action lawsuit in Nevada State Court, the plaintiffs sought damages based on the outbreak of a Norwalk, or Norwalk-like, virus at the Reno Hilton in May and June of 1996. In 2002, the jury awarded individual judgments against the Company, its subsidiary FHR Corporation, and Reno Hilton Resort Corporation for (i) compensatory damages to five of the eight representative class plaintiffs ranging from $2,011 to $9,822 each and (ii) punitive damages for the entire class of plaintiffs in the amount of $25.2 million. The Company believes the award of punitive damages, and the amount thereof, is not supportable in either law or in fact and has filed a special writ in the Nevada Supreme Court seeking relief prior to determination of the unnamed class members' claims.

Note 18. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(dollars in millions, except per share amounts)
Year Ended December 31, 2003(1)
Revenues	$1,086	$1,136	$1,169	$1,064	$4,455
Operating income (loss)	153	160	174	(27)	460
Income (loss) from continuing operations before cumulative effect of accounting change	40	43	53	(82)	54
Net income (loss)	41	41	48	(84)	46
Income (loss) from continuing operations before cumulative effect of accounting change per share
Basic(3)	0.13	0.14	0.18	(0.27)	0.18
Diluted(3)	0.13	0.14	0.17	(0.27)	0.18
Income (loss) per share
Basic and diluted(3)	0.14	0.14	0.16	(0.28)	0.15

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(dollars in millions, except per share amounts)
Year Ended December 31, 2002(1)
Revenues	$1,086	$1,135	$1,164	$1,052	$4,437
Operating income	155	187	167	59	568
Income (loss) from continuing operations before cumulative effect of accounting change	38	95	44	(20)	157
Net income (loss)(2)	(939)	96	40	(21)	(824)
Income (loss) from continuing operations before cumulative effect of accounting change per share
Basic and diluted(3)	0.13	0.31	0.15	(0.07)	0.52
Income (loss) per share
Basic(3)	(3.11)	0.32	0.13	(0.07)	(2.74)
Diluted(3)	(3.09)	0.31	0.13	(0.07)	(2.71)

(1)
As described in Note 3, the results of the Las Vegas Hilton are classified as discontinued operations for all years presented. Amounts previously reported in our 2002 and 2003 Quarterly Reports on Form 10-Q did not reflect this classification. The amounts reflected in the table above reflect the reclassifications for all periods presented.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls. No changes in the Company's internal control over financial reporting have occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate by reference the information appearing under "Directors and Executive Officers" in our proxy statement (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2003 and forwarded to stockholders prior to the Company's 2004 Annual Meeting of Stockholders.

        We incorporate by reference the information regarding the composition of our audit committee and our audit committee financial expert appearing under "Information Regarding the Board of Directors and its Committees" in our Proxy Statement.

        We incorporate by reference the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers. The Code of Ethics is available in the "About Us" section under the "Corporate Governance" heading on the Company's website at www.caesars.com/coporate/aboutus/corporategovernance.

Item 11. EXECUTIVE COMPENSATION

        We incorporate by reference the information appearing under "Summary Compensation Table," "Stock Option Grants in 2003," "Option Exercises and Option Values for 2003," "Director Compensation," "Executive Officer Employment Agreements and Arrangements," "Report of the Compensation Committee" and "Stock Performance Graph" in our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate by reference the information appearing under "Equity Compensation Plan Information," "Security Ownership of Directors and Executive Officers" and "Principal Stockholders" in our Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate by reference the information appearing under and "Related Party Transactions" in our Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We incorporate by reference the information appearing under "Independent Public Accountants" in our Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

        All financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

(a)(2) Financial Statement Schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS(1)
(in millions)

Year ended December 31,	Balance at beginning of year	Charged to Costs and Expenses	Deductions	Balance at end of year
2001
Allowance for doubtful accounts	$91	$84	$73	$102
2002
Allowance for doubtful accounts	102	55	68	89
2003
Allowance for doubtful accounts	89	38	56	71
(1)
The table above excludes amounts related to the Las Vegas Hilton. Due to the pending sale of the Las Vegas Hilton their assets are classified as assets held for sale for all periods presented.

(a)(3) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, the Registrant, Gaming Acquisition Corporation, GCI Lakes, Inc. and Grand Casinos, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended June 30, 1998 of Hilton Hotels Corporation).
2.2
Stock Purchase Agreement dated as of April 27, 1999 by and among the Registrant and Starwood Hotels & Resorts Worldwide, Inc., ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Desert Inn Corporation and Sheraton Tunica Corporation (incorporated by reference from Exhibit 2.1 to the Form 10-Q of the Registrant filed with the Commission on May 17, 1999).

2.3
Amendment No.1 dated as of December 29, 1999, to the Stock Purchase Agreement by and among the Registrant and Starwood Hotels & Resorts Worldwide, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K of the Registrant filed with the Commission on December 30, 1999).
3.1	Restated Certificate of Incorporation of Caesars Entertainment, Inc. (incorporated by reference from Exhibit 3.2 to the Form 8-K of the Registrant filed with the Commission on January 7, 2004).
3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc. (incorporated by reference from Exhibit 3.3 to the Form 8-K of the Registrant filed with the Commission on January 7, 2004).
4.1
Indenture dated as of August 2, 1999 by and among the Registrant and Norwest Bank Minnesota, N.A., with respect to $300 million aggregate principal amount of 7.95 percent Senior Notes due 2003 (incorporated by reference to the Registration Statement on Form S-4 Amendment No. 1 filed with the Commission on September 22, 1999).
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
4.4
Indenture dated as of December 21, 1998 by and among the Registrant and First Union National Bank, as trustee, with respect to $400 million aggregate principal amount of 7 7/8 percent Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.5 to the Form 8-K of the Registrant filed with the Commission on January 8, 1999).
4.5
First Supplemental Indenture dated as of December 31, 1998 by and among Hilton Hotels Corporation, BNY Western Trust Company, as Trustee, and the Registrant, to the Indenture dated as of April 15, 1997 between Hilton Hotels Corporation and BNY Western Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K of the Registrant filed with the Commission on January 8, 1999).
4.6
Five Year Credit Agreement dated as of December 31, 1998 among the Registrant, Bank of America National Trust Association, as Administrative Agent, and NationsBanc Montgomery Securities, LLC, as Lead Arranger (incorporated by reference to Exhibit 99.10 to the Form 8-K of the Registrant filed with the Commission on January 8, 1999).
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

4.8
Officers' Certificate dated as of November 9, 1999 with respect to $400 million principal amount of 8.5 percent Senior Notes due 2006 (incorporated by reference to the Form 8-K of the Registrant filed with the Commission on November 12, 1999).
4.9
Indenture dated as of February 22, 2000 by and among the Registrant and Norwest Bank Minnesota, N.A., with respect to $500 million aggregate principal amount of 9 3/8 percent Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission on March 22, 2000).
4.10
Amendment No. 2 to the Five Year Credit Agreement dated as of August 28, 2000 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Credit Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2000).
4.11
Officers' Certificate dated as of September 12, 2000 with respect to $400 million principal amount of 8.875 percent Senior Subordinated Notes due 2008 (incorporated by reference to the Form 8-K of the Registrant filed with the Commission on September 19, 2000).
4.12
Indenture dated as of May 14, 2001 by and among the Registrant and Wells Fargo Bank Minnesota, N.A., with respect to the 8.125 percent Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the Commission on June 7, 2001).
4.13
Indenture dated as of August 22, 2001 by and among the Registrant and Wells Fargo Bank Minnesota, N.A., with respect to the 7.50 percent Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 filed with the Commission on September 21, 2001).
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
4.15
Amendment No. 3 to Five Year Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2001).
4.16
Amended and Restated Short Term Credit Agreement dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Co-Documentation Agents referred to therein, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2002).

4.17
Multi-Year Credit Agreement dated as of August 23, 2001 among Park Place Entertainment Corporation, the Lenders, Co-Documentation Agents, and Syndication Agent referred to therein, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2001).
4.18
First Amended and Restated Multi-Year Credit Agreement a/k/a/ Bolt on Credit Agreement dated as of August 12, 2003 (incorporated by reference to exhibit 401 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2003)
4.19
Amendment No. 4 to Five Year Credit Agreement dated as of November 5, 2001 among Park Place Entertainment Corporation, the Lenders, Syndication Agent and Documentation Agents referred to in the Five Year Agreement dated as of December 31, 1998, as amended, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.19 of the Form 10-K of the Registrant filed with the Commission on March 18, 2002).
4.20
Amendment No. 5 to Five Year Credit Agreement, dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2002).
4.21
Amendment No. 6 to Five Year Credit Agreement, dated as of August 12, 2003 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2003).
4.22
Amendment No. 1 to the Multi-Year Credit Agreement, dated November 5, 2001 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.20 of the Form 10-K of the Registrant filed with the Commission on March 28, 2003).
4.23
Amendment No. 2 to the Multi-Year Credit Agreement dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2002.)
4.24	Short-Term Credit Agreement, dated as of August 12, 2003 (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2003.)
4.25
Indenture dated as of April 11, 2003 by and among the Registrant and U.S. Bank National Association, with respect to $300 million aggregate principal amount of 7 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission on April 29, 2003).
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
10.4
First Amendment to Ground Lease with Mavar, Inc. and Grand Casinos, Inc., dated November 9, 1992 (incorporated by reference to Exhibit 10MMM to Grand Casinos, Inc.'s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565) ).
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
10.21
Distribution Agreement dated as of December 31, 1998 between Hilton Hotels Corporation and the Registrant (incorporated by reference to Exhibit 99.1 to the Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.22
Debt Assumption Agreement dated as of December 31, 1998 between Hilton Hotels Corporation and the Registrant (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Registrant filed with the Commission on January 8, 1999).

10.23
Assignment and License Agreement dated as of December 31, 1998 by and between Hilton Hotels Corporation, Conrad International Royalty Corporation and the Registrant (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Registrant filed with the Commission on January 8, 1999).
10.24	Employment Agreement between the Registrant and Stephen F. Bollenbach (incorporated by reference to Exhibit 99.12 to the Form 8-K of the Registrant filed with the Commission on January 8, 1999).*
10.25
Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-8 of the Registrant filed with the Commission on June 15, 2000).*
10.26
Amended and Restated Park Place Entertainment Corporation Employee Stock Purchase Plan, effective July 1, 2000 (incorporated by reference to Exhibit 10.30 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.27
Park Place Entertainment Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 dated December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001, (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Commission on July 31, 2001).*
10.28
Hotel Sales Agreement between LVH Corporation (a subsidiary of the Registrant) and Las Vegas Convention Hotel, LLC, dated as of July 11, 2000 (incorporated by reference to Exhibit 10 to the Form 10-Q of the Registrant filed with the Commission on August 14, 2000).
10.29
Employment Agreement between the Registrant and Thomas Gallagher dated as of October 23, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K filed with the Commission on March 29, 2001. Amendment, dated April 29, 2002, to the Employment Agreement between the Registrant and Thomas E. Gallagher, dated October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Commission on August 14, 2002); and Confidential Separation Agreement and Mutual Release, dated November 19, 2002, between Thomas Gallagher and the Registrant).*
10.30
Employment Agreement between the Registrant and Wallace Barr, dated as of November 19, 2002 (incorporated by reference to Exhibit 10.30 to the Form 10-K of the Registrant filed with the Commission on March 28, 2003).*
10.31
Executive Employment Agreement between the Registrant and Scott A. LaPorta, dated as of January 1, 1999 and Agreement between the Registrant and Scott A. LaPorta, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.36 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.32
Executive Employment Agreement between the Registrant and Clive S. Cummis, dated as of January 1, 1999 and Agreement between the Registrant and Clive S. Cummis, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.37 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.33
Park Place Entertainment Corporation Supplemental Retention Plan and form of Supplement Retention Plan Rights Agreement (incorporated by reference to Exhibit 10.38 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.34
Employment Agreement between the Registrant and Kim Sinatra, dated February 1, 2002. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002). Final Separation Agreement and General Release of Kimmarie Sinatra, effective as of January 31, 2003, between Registrant and Kimmarie Sinatra (incorporated by reference to Exhibit 10.34 to the Form 10-K on the Registrant filed with the Commission on March 28, 2003).*
10.35
Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan as Restated and Amended effective January 1, 2000 (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002). The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002 (incorporated by reference to Exhibit 10.35 to the Form 10-K of the Registrant filed with the Commission on March 28, 2003).*
10.36
Park Place Entertainment Corporation Executive Death Benefit Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002) (incorporated by reference to Exhibit 10.36 to the Form 10-K of the Registrant filed with the Commission on March 28, 2003).*
10.37	Park Place Entertainment Corporation Directors' Retirement Benefit Plan (incorporated by reference to Exhibit 10.42 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.38
Change of Control Agreement between Registrant and Wallace Barr, dated November 1, 2001 (incorporated by reference to Exhibit 10.43 to the form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.39
Change of Control Agreement between Registrant and Kim Sinatra, dated March 25, 2002 (incorporated by reference to Exhibit 10.44 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.40
Employment Agreement between Registrant and Harry C. Hagerty, III, dated as of March 14, 2002 (incorporated by reference to Exhibit 10.45 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002); Amendment of Employment Agreement between Harry C. Hagerty, III and Park Place Entertainment, dated June 16, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Commission on August 14, 2003).*
10.41
Change of Control Agreement between Registrant and Harry C. Hagerty, III, dated March 25, 2002 (incorporated by reference to Exhibit 10.46 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.42
Employment Agreement dated February 1, 2003 between the Registrant and Bernard E. DeLury, Jr. (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 26, 2003); Amendment of Employement Agreement between Bernard E. DeLury Jr. and Park Place Entertainment, dated June 5, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed with the Commission on August 14, 2003).*
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer of Caesars Entertainment, Inc. pursuant to rule 13a-14(a) or Rule 15d-14(a).
32.1	Section 1350 Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Rule 13a-14(b) or Rule 15d-14(b).
32.2	Section 1350 Certification of the Chief Financial Officer of Caesars Entertainment, Inc. pursuant to Rule 13a-14(b) or Rule 15a-14(b).

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K

        On October 23, 2003, the Company filed a Form 8-K dated October 23, 2003, wherein the Company furnished its earnings release for the quarter and nine months ended September 30, 2003.

        On December 24, 2003, the Company filed a Form 8-K dated December 24, 2003, wherein the Company announced a definitive agreement to sell the Las Vegas Hilton to Colony Capital, LLC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.
	By:	/s/ BERNARD E. DELURY, JR.
Bernard E. DeLury, Jr. Executive Vice President, Secretary and General Counsel
Dated: March , 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ WALLACE R. BARR
Wallace R. Barr	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2004
/s/ STEPHEN F. BOLLENBACH
Stephen F. Bollenbach	Chairman of the Board	March 11, 2004
/s/ CLIVE S. CUMMIS
Clive S. Cummis	Vice Chairman	March 11, 2004
/s/ BARBARA COLEMAN
Barbara Coleman	Director	March 11, 2004
/s/ A. STEVEN CROWN
A. Steven Crown	Director	March 11, 2004
/s/ PETER G. ERNAUT
Peter G. Ernaut	Director	March 11, 2004
/s/ RALPH C. FERRARA
Ralph C. Ferrara	Director	March 11, 2004

/s/ ERIC M. HILTON
Eric M. Hilton	Director	March 11, 2004
/s/ WILLIAM BARRON HILTON
William Barron Hilton	Director	March 11, 2004
/s/ GILBERT L. SHELTON
Gilbert L. Shelton	Director	March 11, 2004
/s/ HARRY C. HAGERTY, III
Harry C. Hagerty, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

QuickLinks

PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES (F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES) CONSOLIDATED BALANCE SHEETS (dollars in millions, except par value)
CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES (F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES) CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share amounts)
CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES (F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions)
CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES (F/K/A PARK PLACE ENTERTAINMENT CORPORATION AND SUBSIDIARIES) CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS(1) (in millions)
SIGNATURES