Form 10-Q
period 2004-03-31
CAESARS ENTERTAINMENT INC
filed 2004-05-10
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
OR
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 3, 2004
Common Stock, par value $0.01 per share	307,431,200

CAESARS ENTERTAINMENT, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)
(unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash and equivalents	$254	$313
Accounts receivable, net	165	161
Inventory, prepaids, and other	138	125
Deferred income taxes, net	105	103

Total current assets	662	702
Assets held for sale	215	230
Investments	169	181
Property and equipment, net	7,315	7,335
Goodwill	796	796
Other assets	326	298

Total assets	$9,483	$9,542

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$554	$623
Current maturities of long-term debt	—	1
Income taxes payable	42	5
Liabilities related to assets held for sale	33	46

Total current liabilities	629	675
Long-term debt, net of current maturities	4,492	4,618
Deferred income taxes, net	1,004	1,007
Other liabilities	205	184

Total liabilities	6,330	6,484

Commitments and contingent liabilities
Stockholders' Equity:
Common stock, $0.01 par value, 400.0 million shares authorized, 329.7 million and 326.9 million shares issued at March 31, 2004 and December 31, 2003, respectively	3	3
Preferred stock, $0.01 par value, 100.0 million shares authorized	—	—
Additional paid-in capital	3,853	3,828
Accumulated deficit	(452)	(523)
Accumulated other comprehensive income	11	12
Common stock in treasury at cost, 23.1 million shares at March 31, 2004 and December 31, 2003	(262)	(262)

Total stockholders' equity	3,153	3,058

Total liabilities and stockholders' equity	$9,483	$9,542

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2004	2003
Revenues
Casino	$840	$787
Rooms	141	127
Food and beverage	127	106
Other revenue	88	66

	1,196	1,086

Expenses
Casino	430	413
Rooms	44	41
Food and beverage	110	95
Other expense	299	273
Depreciation and amortization	109	111
Pre-opening expense	—	1
Corporate expense	11	8

	1,003	942

Equity in earnings of unconsolidated affiliates	8	9

Operating income	201	153
Interest expense, net of interest capitalized	(77)	(82)
Interest expense, net from unconsolidated affiliates	(2)	(2)
Interest and other income	1	2

Income from continuing operations before income taxes and minority interest	123	71
Provision for income taxes	58	30
Minority interest, net	2	1

Income from continuing operations	63	40
Discontinued operations
Income from discontinued operations, net of taxes	8	1

Net income	$71	$41

Basic and diluted earnings per share
Income from continuing operations	$0.20	$0.13
Income from discontinued operations, net of taxes	0.03	0.01

Net income	$0.23	$0.14

Weighted average shares outstanding
Basic shares	306	301
Diluted shares	310	302

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2004	2003
Operating activities
Net income	$71	$41
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	109	111
Income from discontinued operations	(8)	(1)
Change in working capital components:
Accounts receivable, net	(4)	6
Inventory, prepaids, and other	(13)	6
Accounts payable and accrued expenses	(71)	(113)
Income taxes	37	(5)
Deferred income taxes	(5)	22
Other	13	11

Net cash provided by operating activities of continuing operations	129	78

Investing activities
Capital expenditures	(71)	(65)
Other	(9)	(2)

Net cash used in investing activities of continuing operations	(80)	(67)

Financing activities
Change in Credit Facilities	(138)	(50)
Proceeds from exercise of stock options	20	2

Net cash used in financing activities of continuing operations	(118)	(48)

Cash related to discontinued operations	10	10

Decrease in cash and equivalents	(59)	(27)
Cash and equivalents at beginning of period	313	339

Cash and equivalents at end of period	$254	$312

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$93	$108

Income taxes, net of refunds	$9	$4

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. The Company

        Caesars Entertainment, Inc. ("Caesars" or the "Company"), a Delaware corporation, was formed in June 1998. On January 6, 2004, the Company changed its name from Park Place Entertainment Corporation to Caesars Entertainment, Inc. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company are currently conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company, through subsidiaries, operates and consolidates seventeen wholly owned casino hotels located in the United States; of which eight are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages the casino operations of Caesars Palace at Sea on three cruise ships; and manages and consolidates two majority owned casinos in Nova Scotia, Canada. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

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

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

        The condensed consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

Stock-Based Compensation

        The Company has stock incentive plans and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense associated with the Supplemental Retention Plan, which is described in the Company's Annual Report on Form 10-K, for the three months ended March 31, 2004 and 2003, was $1 million and $0 million, respectively. Had compensation cost for the Company's Stock Incentive Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts as follows (in millions, except per share amounts, unaudited):

	Three months ended March 31,
	2004	2003
Net income, as reported	$71	$41
Add: Total stock-based employee compensation expense included in reported net income, net of related taxes	1	—
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(4)	(3)

Pro forma net income	$68	$38

Earnings per share:
Basic and diluted, as reported	$0.23	$0.14
Basic and diluted, pro forma	$0.22	$0.13

Note 3. Discontinued Operations

        In December 2003, the Company entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. The Company is to receive cash of approximately $280 million for the property, building, and equipment, subject to adjustment for changes in working capital. The estimated selling price of the assets less costs to sell the Las Vegas Hilton exceeds the carrying value; therefore no gain or loss has been recognized as of March 31, 2004. This transaction is expected to be completed by the end of the second quarter of 2004 and is subject to customary closing conditions and regulatory approvals outlined in the purchase agreement.

        The results of the Las Vegas Hilton are classified as discontinued operations in each period presented in the accompanying condensed consolidated income statements. Consolidated interest expense has been allocated to the income from discontinued operations based on the ratio of Las Vegas Hilton's net assets to the consolidated net assets. In accordance with generally accepted accounting principles, the assets of the Las Vegas Hilton are no longer being depreciated due to their designation of being assets held for sale. The assets and liabilities of the Las Vegas Hilton have been classified as "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" in the accompanying condensed consolidated balance sheets.

        Summary operating results for the discontinued operations of the Las Vegas Hilton are as follows (in millions, unaudited):

	Three months ended March 31,
	2004	2003
Net revenues	$67	$57

Operating income	$14	$3
Interest expense	(2)	(1)
Income taxes	(4)	(1)

Income from discontinued operations	$8	$1

        Assets held for sale and liabilities related to assets held for sale are as follows (in millions, unaudited):

	March 31, 2004	December 31, 2003
Cash and equivalents	$8	$10
Accounts receivable, net	12	22
Inventories, prepaids, and other	8	6
Income taxes receivable	9	13
Deferred income taxes, net	30	32
Property and equipment, net	148	147

Total assets held for sale	$215	$230

Accounts payable and accrued expenses	$33	$46

Total liabilities related to assets held for sale	$33	$46

Note 4. Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. The basic weighted-average number of common shares outstanding for the three months ended March 31, 2004 and 2003 was 306 million and 301 million, respectively. Diluted EPS reflects the effect of assumed stock option exercises. The dilutive effect of the assumed exercise of stock options increased the weighted-average number of common shares by 4 million and 1 million for the three months ended March 31, 2004 and 2003, respectively.

        For the three months ended March 31, 2004 and 2003, five million shares and 23 million shares respectively were excluded from the calculation of diluted EPS. The exercise price of those options exceeded the average market price.

Note 5. Comprehensive Income

        Comprehensive income is the total of net income and all other non-stockholder changes in equity. Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in millions, unaudited):

	Three months ended March 31,
	2004	2003
Net income	$71	$41
Currency translation adjustment	(1)	8

Comprehensive income	$70	$49

Note 6. Long-Term Debt

        Long-term debt is as follows (in millions, unaudited):

	March 31, 2004	December 31, 2003
Senior and senior subordinated notes, net of unamortized discount of $4 million as of March 31, 2004 and December 31, 2003	$3,471	$3,471
Credit facilities	1,004	1,142
Other	4	4

	4,479	4,617
Less current maturities	—	(1)
Market value of interest rate swaps	13	2

Net long-term debt	$4,492	$4,618

Bank Credit Facilities

        As of March 31, 2004, the Company had two principal credit facilities, collectively known as the "Credit Facilities." The first was a 364-day revolving facility scheduled to expire in August 2004, with total availability of $493 million. The second facility was a two-year extension of the Company's five-year revolving facility which terminated December 2003. The two-year extension contained maximum availability of $1.741 billion. Approximately $700 million of the $1.741 billion two-year extension was a term loan. If prepaid, the availability of the term loan would be permanently reduced. As of March 31, 2004, $696 million was outstanding under the term loan, $308 million was outstanding under the revolver and no amounts were outstanding under the 364-day revolving facility. As of March 31, 2004, the Company was in compliance with all applicable covenants.

        In April 2004, the Company entered into a new $2 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the "New Credit Facility"). The Credit Facilities noted above were terminated. The commitments from the New Credit Facility were used to replace commitments under the Credit Facilities and borrowings under the New Credit Facility were used to repay borrowings outstanding under the Credit Facilities. The Company is required to make repayments of the term loan under the New Credit Facility in the following amounts on the last day of the following fiscal quarters: $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007; $5.25 million on the last day of the fiscal quarter ending June 30, 2007 and each fiscal quarter thereafter through and including March 31, 2008; and $26.25 million on the last day of the fiscal quarter ending June 30, 2008 and each fiscal quarter thereafter through and including March 31, 2009. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

        The New Credit Facility contains financial covenants including an initial maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the New Credit Facility) of 5.25:1.00 and an initial minimum interest coverage ratio (consolidated ebitda, as defined in the New Credit Facility, divided by consolidated interest expense) of 2.75:1.00. The maximum leverage ratio remains at 5.25:1.00 for the quarterly testing period ending June 30, 2004, then adjusts to 5.00:1.00 for the quarterly testing periods ending September 30, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006 and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter; provided that if the Company completes the sale of the Las Vegas Hilton on or before June 30, 2004, the maximum leverage ratio for the quarterly testing period ending June 30, 2004 shall be 5.00:1.00. The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the New Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues.

        Borrowings under the New Credit Facility bear interest at a floating rate and may be obtained, at the Company's option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the New Credit Facility). The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future. The Company pays a margin over LIBOR which is a function of both the Company's leverage ratio and the Company's credit rating. This margin is adjusted quarterly. Based on the Company's leverage ratio and credit rating at the initiation of the New Credit Facility, the initial margin over LIBOR was 150 basis points.

        In connection with terminating the Credit Facilities, the Company will expense approximately $4 million of unamortized debt issuance costs in April 2004.

        In a program designed for short-term borrowings at lower interest rates, we have entered into an uncommitted line of credit with a lender whereby we can borrow up to $50 million for periods of ninety days or less. In March 2004, we increased the short term borrowing program from $50 million to $100 million. The current agreement expires March 2005. We are required to maintain availability under our New Credit Facility in an amount equal to the amount outstanding under the short term borrowing program. No amounts were outstanding under this program at March 31, 2004 or December 31, 2003.

Interest Rate Swaps

        Pursuant to the Company's risk management policy, management may engage in actions to manage the Company's interest rate risk position. During the last half of 2003, the Company entered into four interest rate swaps representing $300 million notional amount with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate ("fair value hedges"). Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above six month LIBOR on $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $3 million for the three months ended March 31, 2004.

        These interest rate swaps meet the shortcut criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded other long-term assets of $13 million and $2 million as of March 31, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Other

        The condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 exclude from current maturities $325 million of 7.0 percent senior notes due July 2004. This amount is classified as long-term as of March 31, 2004 and December 31, 2003 because the Company had both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facilities.

Contingent Convertible Senior Notes

        In April 2004, the Company issued $375 million Floating Rate Contingent Convertible Senior Notes due 2024 through a private placement offering to institutional investors. The notes bear interest at an annual rate equal to the three-month US dollar LIBOR, adjusted quarterly. The notes are convertible into cash and shares of common stock in the following circumstances:

  •
  during any fiscal quarter commencing after the date of original issuance of the notes, if the closing sale price of the Company's common stock for 20 out of 30 consecutive trading days during the previous quarter is more than 120% of the conversion price of the notes on the last trading day of the previous quarter;

  •
  the Company has called the notes for redemption and the redemption has not yet occurred;

  •
  during the five trading day period immediately after any five consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company's common stock on such day multiplied by the number of shares issuable upon conversion; provided that, if on such date, the common stock price is between the Conversion Price and 120% of the Conversion Price, as defined, then the holders will receive the principal amount of the notes surrendered plus accrued but unpaid interest; or

  •
  upon the occurrence of specified corporate transactions as defined in the indenture covering these notes.

        Holders may convert any outstanding notes into cash and shares of the Company's common stock at an initial conversion price per share of $22.29. This represents a conversion rate of approximately 44.8632 shares of common stock per $1,000 principal amount of notes (the "Conversion Rate"). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the "Conversion Value") of the cash and shares of the Company's common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the "Ten Day Average Closing Stock Price," which equals the average of the closing per share prices of the Company's common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the "Principal Return") equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in shares (the "Net Shares") equal to such aggregate Conversion Value less the Principal Return (the "Net Share Amount"). The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

        The Company intends to register these notes on behalf of the holder of the notes under the Securities Act of 1933, as amended, by filing a shelf registration statement. The notes are redeemable by the Company at any time on or after April 20, 2009 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with the Company's other senior indebtedness and are senior to all the Company's subordinated indebtedness.

Note 7. Commitments and Contingent Liabilities

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

  Slot Machine Litigation

        In April 1994, William H. Poulos brought a purported class action in the United States District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc., et al. against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. In May 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida captioned William Ahern, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including the Company. In September 1995, a third action was filed against 45 defendants, including the Company, in the United States District Court for the District of Nevada captioned Larry Schreier, et al. v. Caesars World, Inc., et al. The court consolidated the three actions in the United States District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on the false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influence and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation and seek unspecific compensatory damages. In July 2002, the United States District Court denied the plaintiff's motion to certify the case as a class action. The plaintiff has appealed the District Court's ruling to the United States 9th Circuit Court of Appeals, where the matter is under advisement.

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

        On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In April 2004, the parties reached a settlement, with neither side admitting liability, wherein the litigation was dismissed with prejudice and the Company agreed to make certain payments as follows: (i) $4 million to a charitable institution of plaintiff's choice, of which $2 million was paid immediately and $2 million will be paid in two years; and (ii) after the occurrence of certain events, among others the receipt of regulatory approvals of the Company's management agreement with the Tribe, four annual payments of $750,000 to the same charitable institution and four annual payments of $250,000 to the plaintiff.

        On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, "Catskill Development") filed an action captioned Catskill Development L.L.C., et al. v. Park Place Entertainment Corporation, et al., against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development's efforts to develop land in Sullivan County as a Native American gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages. On

May 14, 2001, the Court granted the Company's motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling, and the District Court reinstated one of the dismissed claims, with Catskill Development's claims for tortious interference with contract and prospective business relationship remaining after such decision. On or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court's decision reinstating plaintiffs' tortious interference with contract claim on the basis of intervening case law from a Federal Appeals Court. On August 22, 2002, the Court granted the Company's motion for summary judgment dismissing plaintiffs' remaining two claims for tortious interference with contractual relations and tortious interference with prospective business relations. On August 26, 2002, the Court granted judgment to the Company dismissing plaintiffs' complaint in its entirety. Plaintiffs have appealed the District Court's decision to the United States Court of Appeals for the Second Circuit. Subsequent to the filing of the appeal, the Plaintiffs moved on March 14, 2003 to reopen the judgment on the grounds that certain information had not been provided to Plaintiffs in discovery. In a decision rendered on October 7, 2003, the District Court granted Plaintiffs limited discovery for a 30-day period to explore whether they had been deprived of relevant information. That discovery period has now ended, and the matter is before the Court for a final determination. In its decision of October 7, 2003, the District Court emphasized that, whatever the result of the discovery, it would reaffirm its summary judgment decision since the issues raised in Plaintiffs' motion related to only one of two alternative grounds for the granting of summary judgment. Once the District Court decides the motion to reopen the judgment, the entire matter will be heard by the Second Circuit. The Company believes this matter to be without merit and will continue to vigorously contest the case.

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

        On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion "Tribal Court" default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported "Tribal Court" in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior, Bureau of Indian Affairs ("BIA"). After the parties made cross-motions for summary judgment, the parties agreed to settle the action with discontinuance. A settlement agreement has been circulated for signature by all the plaintiffs. Although a fully signed settlement agreement has not been exchanged, the Court has discontinued the action without prejudice.

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

  U.S. Attorney Subpoenas

        At various times during 2003, the U.S. Attorney's Office in Orlando, Florida served grand jury subpoenas on the Company and Caesars Palace. The subpoenas were served in connection with an investigation by the U.S. Attorney's Office which the Company believes is focusing on possible money laundering in connection with certain cash transactions engaged in by a former customer of Caesars

Palace. The investigation continues and the current and former employees of the Company and Caesars Palace have been interviewed by the U.S. Attorney's Office. The Company and Caesars Palace continue to cooperate. Neither the Company nor Caesars Palace has been advised that either entity is a target of the grand jury investigation.

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

Saint Regis Mohawk Project

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for the Company to develop and manage the Tribe's planned $500 million casino and resort complex, that is to be located at Kutsher's Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the "NIGC"). In response to comments from the NIGC, the Company and the Tribe entered into an amended management agreement (the "Amended Management Agreement") and a development agreement (the "Amended Development Agreement") on November 10, 2003. The Amended Management Agreement provides, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that the Company will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, approval by the Company of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, the Company will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. The Company also has the right, but not the obligation, to advance such funds.    While the Company has not finalized or approved any size of construction budget, during the first quarter of 2004, the Company and the Tribe began to explore third-party financing alternatives and met with a group of financial institutions on April 27, 2004. The Company and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. The Company's ability to provide various forms of credit support will be subject to the New Credit Facility described in Note 6 above. The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

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

        On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development. The Saint Regis Mohawk Tribe announced subsequently, that it would withdraw from the memorandum of understanding and continue to negotiate with the State of New York to reach an agreement on the subjects contained in the memorandum of understanding. These negotiations are on-going.

        As of March 31, 2004, the Company had $36 million invested in the development of this project, which is included in Other Assets on the condensed consolidated balance sheet. In the event the project is not completed, these costs would be written off.

Note 8. Subsequent Event

        In April 2004, the Indiana Tax Court ruled, in a case involving a competitor, that gaming taxes paid to the state of Indiana based on casino revenue are not deductible for Indiana corporate income tax purposes. While the Company historically believed that such taxes were fully deductible, based on the Tax Court's decision, a cumulative state income tax expense of $8 million (net of federal income tax benefit) has been recorded on the income tax provision line in the accompanying condensed consolidated income statement for the three months ended March 31, 2004. The amount of the $8 million that is applicable to the quarter ended March 31, 2004, is approximately $1 million; the remainder relates to fiscal years 2000 through 2003, inclusive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are one of the largest casino/hotel operators in the United States. We have a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States. Our properties operate under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton and Conrad brand names. In order to better leverage what we believe is the best known brand name in gaming and to better position our Company throughout our existing markets and future development opportunities, we changed our name from Park Place Entertainment Corporation to Caesars Entertainment, Inc. in January 2004.

Operational Discussion

        Our primary sources of revenue consist of casino operations, room rentals, and food and beverage sales. We generate approximately 70 percent of our net revenues from casino operations. Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports wagering. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. "Table game volume," "table game drop" (terms which are used interchangeably), "slot volume" and "slot handle" are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. "Table game hold" and "slot hold" represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

        Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino/hotels, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest. Due to the addition of new food outlets, over the past year and including future outlets currently under construction, we expect food and beverage revenue to increase over time.

        Other revenue is derived primarily from entertainment, retail and management fee services. Like our room revenues and food and beverage revenues, these revenues are recognized at the time the service is provided.

        Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in the hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. We are also using technology, such as cashless wagering on slot machines, to increase revenues and/or decrease expenses. Casino revenues, room revenues, food and beverage revenues, and other revenues also vary due to general economic conditions and competition. As noted in our results for the quarter ended March 31, 2004, we experienced improvements in our casino revenues, room revenues, and other revenues. We believe these improvements are due to an improving general economy as customers demonstrated an increased demand of our products.

Financial Strategy

        In the past, collectively, our properties have generated substantial positive cash flow, and we expect that they will continue to generate positive cash flow for the foreseeable future. Our first priority for the use of that cash flow is to reinvest in our properties through the maintenance and enhancement of existing facilities, to add new amenities to those facilities, and to invest in new developments in new markets. Our second priority is to reduce our debt leverage by using the cash flow in excess of what is reinvested in our properties and new developments to pay down debt. Our third priority for the use of cash flow is the return of capital to stockholders, through share repurchases or dividends. Only to the extent that we have sufficient excess cash flow after reinvestment in our properties and reduction of debt will we be able to make meaningful returns of capital to stockholders.

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

        Our results of operations include the following properties, owned by subsidiaries, whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace	Bally's Atlantic City	Grand Casino Biloxi	Casino Nova Scotia—Halifax
Paris Las Vegas	Caesars Atlantic City	Grand Casino Gulfport	Caesars Palace at Sea
Bally's Las Vegas	Atlantic City Hilton	Grand Casino Tunica	Casino Nova Scotia—Sydney
Flamingo Las Vegas	Dover Downs(2)	Sheraton Casino Hotel	Conrad Punta del Este(3)
Caesars Tahoe		Caesars Indiana	Casino Windsor(4)
Reno Hilton		Bally's Casino Tunica	Caesars Gauteng(3)
Flamingo Laughlin		Bally's Casino New Orleans	Conrad Jupiters(2)
Las Vegas Hilton(1)			Conrad Treasury(2)

(1)
The results of the Las Vegas Hilton have been classified as "Discontinued Operations" in the accompanying results of operations for all periods presented.

(2)
These are properties from which our sole sources of income are management fees and royalties.

(3)
These are properties which we manage and in which we have a 50 percent or less ownership interest. They are accounted for using the equity method.

(4)
This is a property in which we own 50 percent of a company that manages the hotel/casino complex and our investment in that management company is accounted for under the equity method.

        The following discussion presents an analysis of our results of operations for the three months ended March 31, 2004 and 2003.

Comparison of three months ended March 31, 2004 with March 31, 2003

        A summary of our consolidated net revenue and earnings for the three months ended March 31, 2004 and 2003 is as follows (dollars in millions, except per share amounts):

	2004	2003
Net revenue	$1,196	$1,086
Operating income	$201	$153
Income from continuing operations	$63	$40
Net income	$71	$41
Basic and diluted earnings per share from continuing operations	$0.20	$0.13
Basic and diluted earnings per share	$0.23	$0.14

        We recorded income from continuing operations of $63 million and diluted earnings per share from continuing operations of $0.20 for the three months ended March 31, 2004 which compares to $40 million and $0.13 for the three months ended March 31, 2003.

Casino

        Consolidated casino revenues increased seven percent or $53 million to $840 million for the three months ended March 31, 2004, compared to $787 million for the three months ended March 31, 2003. This increase consisted of a $38 million increase in the Western Region and a $16 million increase in the Mid-South Region, offset by a $3 million decline in the Eastern Region. The increased results in the Western Region were primarily attributable to Caesars Palace and Paris Las Vegas. At Caesars Palace, casino revenue increased approximately $26 million due to improved casino volume and hold. The increased casino volumes at Caesars Palace were principally driven by additional guest traffic due to new casino space which opened in late 2003, new restaurant products, the continued entertainment success of "A New Day...." staring Celine Dion which made its debut in March of 2003 and a new show "The Red Piano" featuring Elton John which began this year. At Paris Las Vegas, an increase in both table and slot hold resulted in an increase of $11 million of casino revenue compared to prior year.

        Our Mid-South Region also experienced increases in casino volume and hold. Caesars Indiana contributed an approximate $7 million increase in casino revenues due to improved casino volumes especially in slots and Grand Casino Biloxi casino revenues improved approximately $5 million due to increased volumes attributed to the property's focused marketing programs.

        In the Eastern Region, our casino revenue decline was attributable to increased competition added to that market during the summer of 2003. Several competitors have added new hotel rooms and casino space, and the Borgata, a new 2,000 room casino resort, opened in July 2003. The Borgata is the first new resort to open in the Atlantic City market since 1990. As a result of the capacity increases by others in the market, both table game and slot volumes were down which caused table win to decrease approximately $5 million while slot win increased due to improved hold.

        Taken as a whole, our domestic casino business realized a better-than-expected table hold percentage. The Company believes that the effect of this higher table hold in the quarter ended March 31, 2004, (net of gaming taxes, additional complimentary and other expenses, and income taxes) was $12 million, or $0.04 per diluted share.

        Our consolidated casino operating margin improved to 48.8 percent for the three months ended March 31, 2004 compared to 47.5 percent for the three months ended March 31, 2003 as a result of the increase in revenues noted above.

Rooms

	Average Daily Rate		Occupancy Percentage
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Western Region	$108	$99	92%	90%
Eastern Region	$80	$78	94%	95%
Mid-South Region	$60	$55	87%	89%

        Consolidated room revenues increased 11 percent or $14 million to $141 million for the three months ended March 31, 2004 compared to $127 million recorded for the three months ended March 31, 2003. This increase is attributable to the Western Region, especially our Las Vegas properties, where room revenues increased approximately $12 million due to higher average daily rates and occupancy as noted in the table above. The most significant improvements in room revenues were recorded by Caesars Palace, Paris Las Vegas and Bally's Las Vegas where convention business and visits by the leisure/pleasure traveler were especially strong.

        Our consolidated room operating margin for the three months ended March 31, 2004 was 68.8 percent compared to 67.7 percent for the three months ended March 31, 2003. The increased margin was due to room revenue increasing at a rate faster than the corresponding room expenses.

Food and Beverage

        Consolidated food and beverage revenues increased $21 million to $127 million for the three months ended March 31, 2004. This increase is attributable to improvements at our Western Region properties. The most significant increases over prior year were at our Las Vegas properties where we recorded an increase in revenues of approximately $6 million at Paris Las Vegas due to increased customer traffic, improved banquet revenue associated with increased convention business, a new restaurant and nightclub which opened in March of 2003 and the expansion of the buffet; an increase of approximately $7 million at the Flamingo Las Vegas with the addition of two new food outlets that opened in the summer of 2003 and the opening of Jimmy Buffett's Margaritaville in December 2003; and an increase of approximately $4 million at Caesars Palace due to the new food venues which opened at that property in March 2003.

        Our consolidated food and beverage operating margin increased to 13.4 percent for the three months ended March 31, 2004 compared to 10.4 percent in the prior year as a result of the revenue increases as noted above.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

        Consolidated other revenues increased to $88 million for the three months ended March 31, 2004, compared to $66 million for the three months ended March 31, 2003. The increase came primarily from Caesars Palace where entertainment offerings at the Colosseum contributed an increase of approximately $12 million in revenue including the opening of a new show "The Red Piano" featuring Elton John. During the first quarter of 2004, Elton John held 15 performances and is expected to perform more than 40 shows at Caesars Palace in 2004, alternating with Celine Dion's "A New Day. . . ." The Flamingo Las Vegas experienced an approximate $4 million increase in retail revenue with the opening of Margaritaville (a restaurant/bar and retail venue) in December of 2003.

Management fee income increased approximately $1 million due to the improved results of our international properties especially the two properties in Australia.

        Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $26 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase includes approximately $10 million related to entertainment costs at Caesars Palace, principally those related to the Elton John show.

Equity in Earnings of Unconsolidated Affiliates

        Equity in earnings of unconsolidated affiliates consists of earnings from the Company's share of ownership in Conrad Punta del Este in Uruguay, Caesars Gauteng near Johannesburg, South Africa and Casino Windsor in Windsor, Canada. For the three months ended March 31, 2004, equity in earnings of unconsolidated affiliates was $8 million, compared to $9 million in the prior year. The decrease was attributable to decreases of $1 million at Conrad Punta del Este and $1 million at Casino Windsor, partially offset by an increase of $1 million at Caesars Gauteng.

        Since April 2, 2004, the Casino Windsor has been closed due to a labor dispute. Currently, we do not know how long such closure will last. To date, the closure of Casino Windsor has not had a material impact on our results; however, the continued closure will impact the results of Casino Windsor and therefore, the amount of management fees which we earn. There can be no assurance as to when Casino Windsor will re-open and, when it opens, whether it will have the same business levels that the property experienced prior to the closure.

Corporate Expense

        Corporate expense increased $3 million to $11 million for the three months ended March 31, 2004 compared to the prior year. Half of this increase is due to costs associated with our pursuit of new development opportunities with the remainder due to increased payroll and related benefit costs.

Net Interest Expense

        Consolidated net interest expense decreased $4 million to $78 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in net interest expense was due to a decline in our average borrowing rate and a reduction in our average long-term debt outstanding. Our cost of borrowing has also declined relative to last year due to interest rate swaps we executed in the second half of 2003. These swaps converted $300 million of our 7% fixed rate debt to variable rate. During the first quarter of 2004, we reduced our total debt balance by $138 million. Capitalized interest for the three months ended March 31, 2004 and 2003 was, approximately $1 million and approximately $2 million, respectively.

Income Taxes

        Our effective income tax rate for the three months ended March 31, 2004 was 47.2 percent compared to 42.3 percent in the prior year. The increase in our effective tax rate is due to additional state income tax expense of $8 million (after federal income tax benefit) recorded this quarter as a result of an Indiana Tax Court decision which disallowed for state income tax purposes, the deduction of Indiana gaming taxes of a competitor. While we previously believed that such taxes were deductible, based on the Tax Court's decision, we have cumulatively provided for such taxes during the three months ended March 31, 2004. The amount of the $8 million that is applicable to the quarter ended March 31, 2004, is approximately $1 million; the remainder relates to fiscal years 2000 through 2003, inclusive. Excluding this charge, our effective tax rate for the three months ended March 31, 2004 was 40.7 percent. The decrease compared to prior year is due to a decrease in permanent book to tax differences. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        As of March 31, 2004, we had cash and cash equivalents of $254 million, which is primarily cash in our casinos used to fund our daily operations. In addition, at March 31, 2004, approximately $1.2 billion was undrawn under our credit facilities. As discussed below, in April we entered into a new credit facility and terminated our previous credit facilities. Net cash provided by operating activities for the three months ended March 31, 2004 was $129 million compared to $78 million in the prior year's period. The increase in cash provided by operating activities is due to the increase in net income and to a decrease in net working capital, partially offset by a decrease in deferred taxes. Cash provided by operating activities reflect amounts we earned during our normal course of operations. We use our cash flows from operating activities to fund our investing activities, including capital expenditures, new development opportunities and to reduce our outstanding debt balances. We expect to finance our operations and capital expenditures through cash flows from current operations, existing cash balances, borrowings under our new credit facility (see below), and capital market transactions.

Investing Activities

        For the three months ended March 31, 2004, net cash used in investing activities was $80 million, consisting principally of $71 million of capital expenditures. Our capital expenditures include maintenance capital expenditures of $44 million which are those long-lived assets required to maintain our properties in good operating condition. Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, and other similar items. Additionally, our capital expenditures for the three months ended March 31, 2004 include growth projects of $26 million. These projects include the new tower, convention facility and Roman Plaza at Caesars Palace. We currently expect to spend approximately $700 million on capital investments in 2004, including $304 million for maintenance related projects. Our growth capital budget includes $197 million for the new room tower and meeting space at Caesars Palace; $41 million for the garage adjacent to Caesars Atlantic City; $21 million for the Roman Plaza project at Caesars Palace; and $55 million related to development of the Mohawk Mountain Casino Resort in New York State. Other significant new capital investments are an additional $24 million for selected projects at Caesars Palace; $13 million at Paris; $15 million at Caesars Atlantic City and $10 million related to the Caesars Pauma project in Southern California.

Financing Activities

        During the three months ended March 31, 2004, we reduced our aggregate debt by $138 million, before the $11 million increase related to the market value of our interest rate swaps.

  Bank Credit Facilities

        As of March 31, 2004, we had two principal credit facilities, collectively known as the "Credit Facilities." The first was a 364-day revolving facility scheduled to expire in August 2004, with total availability of $493 million. The second facility was a two-year extension of our five-year revolving facility which terminated December 2003. The two-year extension contained maximum availability of $1.741 billion. Approximately $700 million of the $1.741 billion two-year extension was a term loan. If prepaid, the availability of the term loan would be permanently reduced. As of March 31, 2004, $696 million was outstanding under the term loan, $308 million was outstanding under the revolver and no amounts were outstanding under the 364-day revolving facility. As of March 31, 2004, the Company was in compliance with all applicable covenants.

        In April, 2004, we entered into a new $2 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the "New Credit Facility"). The Credit Facilities noted above were terminated. The commitments from the New Credit Facility were used to replace commitments under the Credit Facilities and borrowings under the New Credit Facility were used to repay borrowings outstanding under the Credit Facilities. We are required to make repayments of the term loan in the following amounts on the last day of the following fiscal quarters: $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007; $5.25 million on the last day of the fiscal quarter ending June 30, 2007 and each fiscal quarter thereafter through and including March 31, 2008; and $26.25 million on the last day of the fiscal quarter ending June 30, 2008 and each fiscal quarter thereafter through and including March 31, 2009. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

        The New Credit Facility contains financial covenants including an initial maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the New Credit Facility) of 5.25:1.00 and an initial minimum interest coverage ratio (consolidated ebitda, as defined in the New Credit Facility, divided by consolidated interest expense) of 2.75:1.00. The maximum leverage ratio remains at 5.25:1.00 for the quarterly testing period ending June 30, 2004, then adjusts to 5.00:1.00 for the quarterly testing periods ending September 30, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006 and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter; provided that if we complete the sale of the Las Vegas Hilton on or before June 30, 2004, the maximum leverage ratio for the quarterly testing period ending June 30, 2004 shall be 5.00:1.00. The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the New Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues.

        Borrowings under the New Credit Facility bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the New Credit Facility). We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future. We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating. This margin is adjusted quarterly. Based on our leverage ratio and credit rating at the initiation of the New Credit Facility, the initial margin over LIBOR was 150 basis points.

        In connection with terminating the Credit Facilities we will expense approximately $4 million of unamortized debt issuance costs in April 2004.

        In a program designed for short-term borrowings at lower interest rates, we have entered into an uncommitted line of credit with a lender whereby we can borrow up to $50 million for periods of ninety days or less. In March 2004, we increased the short term borrowing program from $50 million to $100 million. The current agreement expires March 2005. We are required to maintain availability under our New Credit Facility in an amount equal to the amount outstanding under the short term borrowing program. No amounts were outstanding under this program at March 31, 2004 or December 31, 2003.

  Interest Rate Swaps

        Pursuant to the Company's risk management policy, management may engage in actions to manage the Company's interest rate risk position. During the last half of 2003, the Company entered into four interest rate swaps representing $300 million notional amount with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate ("fair value hedges"). Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above six month LIBOR on $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $3 million for the three months ended March 31, 2004.

        These interest rate swaps meet the shortcut criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded other long-term assets of $13 million and $2 million as of March 31, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

  Other

        The condensed consolidated balance sheet as of March 31, 2004 and December 31, 2003 exclude from current maturities $325 million of 7.0 percent senior notes due July 2004. This amount is classified as long-term as of March 31, 2004 and December 31, 2003 because the Company had both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facilities.

  Contingent Convertible Senior Notes

        In April 2004, we issued $375 million Floating Rate Contingent Convertible Senior Notes due 2024 through a private placement offering to institutional investors. The notes bear interest at an annual rate equal to the three month US dollar LIBOR, adjusted quarterly. The notes are convertible into cash and shares of common stock in the following circumstances:

  •
  during any fiscal quarter commencing after the date of original issuance of the notes, if the closing sale price of our common stock for 20 out of 30 consecutive trading days during the previous quarter is more than 120% of the conversion price of the notes on the last trading day of the previous quarter;

  •
  we have called the notes for redemption and the redemption has not yet occurred;

  •
  during the five trading day period immediately after any five consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the number of shares issuable upon conversion; provided that, if on such date, the common stock price is between the Conversion Price and 120% of the Conversion Price, as defined, then the holders will receive the principal amount of the notes surrendered plus accrued but unpaid interest; or

  •
  upon the occurrence of specified corporate transactions as defined in the indenture covering these notes.

        Holders may convert any outstanding notes into cash and shares of our common stock at an initial conversion price per share of $22.29. This represents a conversion rate of approximately 44.8632 shares of common stock per $1,000 principal amount of notes (the "Conversion Rate"). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the "Conversion Value") of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by our "Ten Day Average Closing Stock Price," which equals the average of the closing per share prices of our common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion. The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the "Principal Return") equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in shares (the "Net Shares") equal to such aggregate Conversion Value less the Principal Return (the "Net Share Amount"). We will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

        We intend to register these notes on behalf of the holders of the notes under the Securities Act of 1933, as amended, by filing a shelf registration statement. The notes are redeemable by us at any time on or after April 20, 2009 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require us to purchase all or a portion of the notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

SAINT REGIS MOHAWK TRIBE

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for the Company to develop and manage the Tribe's planned $500 million casino and resort complex, that is to be located at Kutsher's Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the "NIGC"). In response to comments from the NIGC, the Company and the Tribe entered into an amended management agreement (the "Amended Management Agreement") and a development agreement (the "Amended Development Agreement") on November 10, 2003. The Amended Management Agreement provides, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that the Company will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, approval by the Company of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, the Company will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. The Company also has the right, but not the obligation, to advance such funds.

While the Company has not finalized or approved any size of construction budget, during the first quarter of 2004, the Company and the Tribe began to explore third-party financing alternatives and met with a group of financial institutions on April 27, 2004. The Company and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. The Company's ability to provide various forms of credit support will be subject to the New Credit Facility described under "Liquidity and Capital Resources." The Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

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

        On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development. The Saint Regis Mohawk Tribe announced subsequently, that it would withdraw from the memorandum of understanding and continue to negotiate with the State of New York to reach an agreement on the subjects contained in the memorandum of understanding. These negotiations are on-going.

        As of March 31, 2004, the Company had $36 million invested in the development of this project, which is included in Other Assets on the condensed consolidated balance sheet. In the event the project is not completed, these costs would be written off.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        A description of the Company's off-balance sheet arrangements and contractual obligations can be found in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these disclosures as of March 31, 2004.

CRITICAL ACCOUNTING POLICIES

        A description of the Company's critical accounting policies and estimates can be found in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies or estimates as of March 31, 2004.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company including statements relating to our business strategy, our current and future development plans.

        Further, statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or other words or expressions of similar meaning, may identify forward-looking statements. These statements reflect our judgment on the date they are made and we undertake no duty to update such statements in the future. Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in the Company's periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

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

  •
  The Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotel and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. The growth in the number of guest rooms and casino capacity in Las Vegas, including a new resort casino currently under construction, and Atlantic City, in which a new hotel casino has recently opened, may negatively affect our operating results. Additionally, the establishment of gaming operations on Native American lands in the states of New York, California, and Arkansas and any other states near our existing operations could adversely affect the operations of the Company's properties. The expansion of state-owned or mandated casinos in our existing markets and adjoining states could also adversely affect our properties.

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

  •
  Claims have been brought against us in various legal proceedings, and additional legal and/or regulatory claims may arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies. See the further discussion under "Legal Proceedings" contained in this report and our other periodic filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

        (b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

St. Regis Mohawk Tribe

        On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleged claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe's existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs sought specific performance and/or injunctive relief in connection with the proposed letter agreement. In April 2004, the parties reached a settlement, with neither side admitting liability, wherein the litigation was dismissed with prejudice and the Company agreed to make certain payments as follows: (i) $4 million to a charitable institution of plaintiff's choice, of which $2 million was paid immediately and $2 million will be paid in two years; and (ii) after the occurrence of certain events, among others the receipt of regulatory approvals of the Company's management agreement with the Tribe, four annual payments of $750,000 to the same charitable institution and four annual payments of $250,000 to the plaintiff.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
4.1	Credit Agreement dated as of April 20, 2004 among Caesars Entertainment, Inc., the Lenders, Co-Documentation Agents, Syndication Agents, and Senior Managing Agents referred to therein, and Bank of America, N.A., as Administrative Agent
4.2	Indenture dated as of April 7, 2004 by and among Caesars Entertainment, Inc., and U.S. Bank National Association with respect to the Floating Rate Contingent Convertible Senior Notes Due 2024
31.1	Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Caesars Entertainment, Inc.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of Caesars Entertainment, Inc.

(b)
Reports on Form 8-K

        On January 5, 2004, the Company filed a Form 8-K wherein we furnished an announcement that we had changed our name to Caesars Entertainment, Inc.

        On January 29, 2004, the Company filed a Form 8-K wherein we furnished our earnings release for the three months ended December 31, 2003.

        On March 10, 2004, the Company filed a Form 8-K wherein we furnished an announcement that we had revised our earnings guidance for the first quarter of 2004.

        On March 30, 2004 the Company filed a Form 8-K wherein we furnished a press release announcing that Ralph C. Ferrara resigned from the Company's Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CAESARS ENTERTAINMENT, INC.
                      (Registrant)

/s/ HARRY C. HAGERTY, III
Name:	Harry C. Hagerty, III
Title:	Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

Dated: May 7, 2004

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES