Form 10-Q
period 2004-06-30
CAESARS ENTERTAINMENT INC
filed 2004-08-09
CIK 1070794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 4, 2004
Common Stock, par value $0.01 per share	309,749,357

CAESARS ENTERTAINMENT, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash and equivalents	$651	$313
Accounts receivable, net	151	161
Inventory, prepaids, and other	145	125
Deferred income taxes, net	106	103

Total current assets	1,053	702
Assets held for sale	—	230
Investments	163	181
Property and equipment, net	7,337	7,335
Goodwill	796	796
Other assets	338	298

Total assets	$9,687	$9,542

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$576	$623
Current maturities of long-term debt	325	1
Income taxes payable	38	5
Liabilities related to assets held for sale	—	46

Total current liabilities	939	675
Long-term debt, net of current maturities	4,218	4,618
Deferred income taxes, net	993	1,007
Other liabilities	215	184

Total liabilities	6,365	6,484

Commitments and contingent liabilities
Stockholders' Equity:
Common stock, $0.01 par value, 400.0 million shares authorized, 331.6 million and 326.9 million shares issued at June 30, 2004 and December 31, 2003, respectively	3	3
Preferred stock, $0.01 par value, 100.0 million shares authorized	—	—
Additional paid-in capital	3,876	3,828
Accumulated deficit	(304)	(523)
Accumulated other comprehensive income	9	12
Common stock in treasury at cost, 23.1 million shares at June 30, 2004 and December 31, 2003	(262)	(262)

Total stockholders' equity	3,322	3,058

Total liabilities and stockholders' equity	$9,687	$9,542

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Casino	$806	$820	$1,646	$1,607
Rooms	145	131	286	258
Food and beverage	129	115	256	221
Other revenue	81	70	169	136

	1,161	1,136	2,357	2,222

Expenses
Casino	412	424	842	837
Rooms	47	42	91	83
Food and beverage	111	104	221	199
Other expense	292	285	591	558
Depreciation and amortization	112	114	221	225
Pre-opening expense	3	—	3	1
Contract termination fee	2	—	2	—
Corporate expense	11	9	22	17

	990	978	1,993	1,920

Equity in earnings of unconsolidated affiliates	3	2	11	11

Operating income	174	160	375	313
Interest expense, net of interest capitalized	(76)	(85)	(153)	(167)
Interest expense, net from unconsolidated affiliates	(1)	(1)	(3)	(3)
Interest and other income	2	—	3	2
Investment gain	3	—	3	—

Income from continuing operations before income taxes and minority interest	102	74	225	145
Provision for income taxes	42	31	100	61
Minority interest, net	2	—	4	1

Income from continuing operations	58	43	121	83
Discontinued operations
Income (loss) from discontinued operations (including gain on sale of $87 million), net of taxes	90	(2)	98	(1)

Net income	$148	$41	$219	$82

Basic earnings per share
Income from continuing operations	$0.19	$0.14	$0.39	$0.27
Income (loss) from discontinued operations, net of taxes	0.29	0.00	0.32	0.00

Net income	$0.48	$0.14	$0.71	$0.27

Diluted earnings per share
Income from continuing operations	$0.19	$0.14	$0.39	$0.27
Income (loss) from discontinued operations, net of taxes	0.28	0.00	0.31	0.00

Net income	$0.47	$0.14	$0.70	$0.27

Weighted average shares outstanding
Basic shares	308	301	307	301
Diluted shares	313	302	312	302

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended June 30,
	2004	2003
Operating activities
Net income	$219	$82
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	221	225
(Income) loss from discontinued operations	(98)	1
Change in working capital components:
Accounts receivable, net	10	10
Inventory, prepaids, and other	(20)	5
Accounts payable and accrued expenses	(49)	(82)
Income taxes payable	33	(8)
Deferred income taxes	(17)	3
Other	28	19

Net cash provided by operating activities of continuing operations	327	255

Investing activities
Capital expenditures	(204)	(153)
Proceeds from the sale of discontinued operations	286	—
Other	(15)	(15)

Net cash provided by (used in) investing activities of continuing operations	67	(168)

Financing activities
Change in Credit Facilities	(442)	(470)
Proceeds from issuance of notes	375	300
Proceeds from exercise of stock options	39	6
Debt issuance costs	(25)	(2)
Other	1	—

Net cash used in financing activities of continuing operations	(52)	(166)

Cash related to discontinued operations	(4)	18

Increase (decrease) in cash and equivalents	338	(61)
Cash and equivalents at beginning of period	313	339

Cash and equivalents at end of period	$651	$278

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest, net of amounts capitalized	$152	$163

Income taxes, net of refunds	$70	$33

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. The Company

        Caesars Entertainment, Inc. ("Caesars" or the "Company"), a Delaware corporation, was formed in June 1998. On January 6, 2004, the Company changed its name from Park Place Entertainment Corporation to Caesars Entertainment, Inc. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company are currently conducted under the Caesars, Bally's, Paris, Flamingo, Grand, Hilton and Conrad brands. The Company, through subsidiaries, operates and consolidates sixteen wholly owned casino hotels located in the United States; of which seven are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages the casino operations of Caesars Palace at Sea on three cruise ships; and manages and consolidates two majority owned casinos in Nova Scotia, Canada. The Company partially owns and manages two casinos internationally, one located in Johannesburg, South Africa and one located in Punta del Este, Uruguay which are accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

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

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six month periods ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

        The condensed consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

Note 3. Stock-Based Compensation

        The Company has stock incentive plans and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense associated with the Supplemental Retention Plan, which is described in the Company's Annual Report on Form 10-K, for the three months ended June 30, 2004 and 2003 was $0 million and $1 million, respectively; and for the six months ended June 30, 2004 and 2003, the compensation expense was $1 million in each period. Had compensation cost for the Company's stock incentive plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts as follows (in millions, except per share amounts, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$148	$41	$219	$82
Add: Total stock-based employee compensation expense included in reported net income, net of related taxes	—	1	1	1
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(2)	(4)	(6)	(7)

Pro forma net income	$146	$38	$214	$76

Earnings per share:
Basic, as reported	$0.48	$0.14	$0.71	$0.27
Basic, pro forma	$0.47	$0.13	$0.70	$0.25
Diluted, as reported	$0.47	$0.14	$0.70	$0.27
Diluted, pro forma	$0.47	$0.13	$0.69	$0.25

Note 4. Discontinued Operations

        In December 2003, the Company entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004 resulting in an after tax gain of $87 million, subject to a final adjustment for changes in working capital, which will be calculated following the closing. The gain is included in income (loss) from discontinued operations for the three and six months ended June 30, 2004. The Company received cash of approximately $286 million for the property, building, and equipment plus the preliminary working capital adjustment.

        The results of the Las Vegas Hilton are classified as discontinued operations in each period presented in the accompanying condensed consolidated income statements of the Company. Consolidated interest expense has been allocated to the income (loss) from discontinued operations based on the ratio of Las Vegas Hilton's net assets to the consolidated net assets. In accordance with generally accepted accounting principles, the assets of the Las Vegas Hilton were no longer being depreciated due to their designation of being assets held for sale. The assets and liabilities of the Las Vegas Hilton were classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2003.

        Summary operating results for the discontinued operations of the Las Vegas Hilton are as follows (in millions, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	$51	$51	$118	$108

Operating income (loss)	$5	$(2)	$19	$1
Interest expense	(1)	(2)	(3)	(3)
Income taxes	(1)	2	(5)	1
Gain on sale, net of taxes of $47 million	87	—	87	—

Income (loss) from discontinued operations	$90	$(2)	$98	$(1)

        Assets held for sale and liabilities related to assets held for sale are as follows (in millions, unaudited):

December 31, 2003
Cash and equivalents	$10
Accounts receivable, net	22
Inventory, prepaids, and other	6
Income taxes receivable	13
Deferred income taxes, net	32
Property and equipment, net	147

Total assets held for sale	$230

Accounts payable and accrued expenses	$46

Total liabilities related to assets held for sale	$46

Note 5. Earnings Per Share

        The weighted-average number of common and common equivalent shares outstanding used in the computation of basic and diluted earnings per share is as follows (in millions, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding—basic	308	301	307	301
Potential dilution from equity grants	5	1	5	1

Weighted Average number of common shares outstanding—diluted	313	302	312	302

        For the three and six months ended June 30, 2004, there were 88,000 shares excluded from the calculation of diluted EPS. The exercise price of those options exceeded the average market price. For the three and six months ended June 30, 2003, 20 million and 23 million shares were excluded from the calculation of diluted EPS. In April 2004, the Company issued $375 million contingent convertible Senior Notes due 2024. The notes are convertible into cash and shares of our common stock upon the occurrence of certain events described in Note 7. Shares potentially issuable upon conversion are not included in the calculation of diluted EPS because the conditions for conversion have not been met.

Note 6. Comprehensive Income

        Comprehensive income is the total of net income and all other non-stockholder changes in equity. Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows (in millions, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$148	$41	$219	$82
Currency translation adjustment	(2)	9	(3)	17

Comprehensive income	$146	$50	$216	$99

Note 7. Long-Term Debt

        Long-term debt is as follows (in millions, unaudited):

	June 30, 2004	December 31, 2003
Senior and senior subordinated notes, net of unamortized discount of $3 million as of June 30, 2004 and $4 million as of December 31, 2003	$3,847	$3,471
Credit facilities	700	1,142
Other	3	4

	4,550	4,617
Less current maturities	(325)	(1)
Market value of interest rate swaps	(7)	2

Net long-term debt	$4,218	$4,618

Bank Credit Facilities

        In April 2004, the Company entered into a new $2 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the "Credit Facility") and terminated its previous credit facilities. As of June 30, 2004, $700 million was outstanding under the term loan and no amounts were outstanding under the revolver. The Company is required to make repayments of the term loan under the Credit Facility in the following amounts on the last day of the following fiscal quarters: $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007; $5.25 million on the last day of the fiscal quarter ending June 30, 2007 and each fiscal quarter thereafter through and including March 31, 2008; and $26.25 million on the last day of the fiscal quarter ending June 30, 2008 and each fiscal quarter thereafter through and including March 31, 2009. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

        The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00. The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended June 30, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter. The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of June 30, 2004, the Company was in compliance with all applicable covenants.

        Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at the Company's option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility). The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future. The Company pays a margin over LIBOR which is a function of both the Company's leverage ratio and the Company's credit rating. This margin is adjusted quarterly. Based on the Company's leverage ratio and credit rating as of June 30, 2004, the margin over LIBOR was 150 basis points.

        In a program designed for short-term borrowings at lower interest rates, the Company has entered into an uncommitted line of credit with a lender whereby it can borrow up to $100 million for periods of ninety days or less. This agreement expires March 2005. The Company is required to maintain availability under the Credit Facility in an amount equal to the amount outstanding under the short term borrowing program. No amounts were outstanding under this program at June 30, 2004 or December 31, 2003.

        The closing of the pending transaction with Harrah's (see Note 12) may require certain amendments or waivers to the Credit Facility. There can be no assurance that such amendments or waivers will be obtained.

Interest Rate Swaps

        Pursuant to the Company's risk management policy, management may engage in actions to manage the Company's interest rate risk position. During the last half of 2003, the Company entered into four interest rate swaps representing $300 million notional amount with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to floating rate ("fair value hedges"). Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above six month LIBOR on $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2 million and $5 million for the three and six months ended June 30, 2004.

        These interest rate swaps meet the shortcut criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded other long-term liabilities of $7 million and other long-term assets of $2 million as of June 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease or increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Other

        The condensed consolidated balance sheet as of December 31, 2003 excludes from current maturities $325 million of 7.0 percent Senior Notes due July 2004. This amount was classified as long-term as of December 31, 2003 because the Company had both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facility. As of June 30, 2004, these notes were classified as current maturities of long-term debt as they were retired in July 2004 using cash on hand which consisted of the proceeds from the sale of Las Vegas Hilton and the excess proceeds from the April 2004 debt issuance which were not used to reduce debt outstanding under the revolving credit facility.

Contingent Convertible Senior Notes

        In April 2004, the Company issued $375 million Floating Rate Contingent Convertible Senior Notes due 2024 through a private placement offering to institutional investors. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The notes are convertible into cash and shares of common stock in the following circumstances:

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

        The Company filed a registration statement to register these notes on behalf of the holder of the notes under the Securities Act of 1933, as amended. This registration statement has not yet been declared effective. The notes are redeemable by the Company at any time on or after April 20, 2009 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with the Company's other senior indebtedness and are senior to all the Company's subordinated indebtedness.

        The Company is currently in the process of assessing the impact of the pending transaction with Harrah's (see Note 12) on these Convertible Notes.

Note 8. Commitments and Contingent Liabilities

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

  Shareholder Litigation

        On July 15, 2004, a purported class action (Derasmo v. Caesars Entertainment, Inc. et al) was filed in the District Court for Clark County, Nevada on behalf of the owners of Caesars Entertainment, Inc. shares of common stock against Caesars and its directors. The lawsuit alleges breach of fiduciary duties and that the proposed transaction involving the acquisition of Caesars by Harrah's Entertainment, Inc. ("Harrah's") (see Note 12) provides benefits to Harrah's and to the members of the board of directors not available to the Caesars stockholders. The lawsuit seeks an injunction and a declaration that the proposed transaction is unlawful. Caesars and the director defendants believe that this lawsuit is without merit and intend to vigorously defend it.

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

        On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging the 2001 legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as "games of chance," approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs sought a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. On July 7, 2004, the Appellate Division of the New York State Supreme Court held that the legislation authorizing six new Native American casinos in New York State, including three in the Catskills, is consistent with the New York Constitution as well as applicable state and federal law. An appeal by the plaintiffs to the Court of Appeals, New York State's highest court, is expected.

        On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al. Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company ("President") in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe's failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans. On March 31, 2004, the defendants filed an amended complaint alleging purported causes of action for interference with contract, interference with prospective business relations, constructive trust and accounting against the Company, and alleging unspecified damages in the amount of $20 million. All defendants have moved for dismissal of the amended complaint. The Company believes the matter is without merit and will vigorously contest the case.

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

Development Projects

  Saint Regis Mohawk Project

        The Company entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which it paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for the Company to develop and manage the Tribe's planned $500 million casino and resort complex, that is to be located at Kutsher's Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the "NIGC"). In response to comments from the NIGC, the Company and the Tribe entered into an amended management agreement (the "Amended Management Agreement") and a development agreement (the "Amended Development Agreement") on November 10, 2003. The Amended Management Agreement provides, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that the Company will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, approval by the Company of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, the Company will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. The Company also has the right, but not the obligation, to advance such funds. While the Company has not finalized or approved any size of construction budget, during the first half of 2004, the Company and the Tribe began to explore third-party financing alternatives and met with a group of financial institutions on April 27, 2004. The Company and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. The Company's ability to provide various forms of credit support will be subject to the Credit Facility described in Note 7 above. The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

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

        As of June 30, 2004, the Company had $40 million invested in the development of this project, which is classified as other long-term assets on the Company's condensed consolidated balance sheet. Of that amount, $15 million is to be reimbursed to the Company by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

Pauma-Yuima Band of Luiseño Mission Indians

        In September 2003, the Company announced that the Pauma-Yuima Band of Luiseño Mission Indians selected it to exclusively negotiate agreements to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California, just south of Temecula, California. While this exclusive right has expired the parties continue to negotiate the form and substance of the various agreements. Those agreements must be executed before construction can begin, and the management contract, which is estimated to be for a term of seven years, is subject to approval by the National Indian Gaming Commission ("NIGC") and other regulatory bodies. Preliminary plans call for a hotel and casino complex, with more than 100,000 square feet of gaming space. The location will be easily accessible for people living in the greater Los Angeles and San Diego areas. The casino could open as early as 2006.

        The Pauma-Yuima Band, along with four other Native American Indian Tribes in California, recently signed a compact with the state which will allow them to have unlimited slot machines in exchange for a payment to the state on a sliding scale.

Big Sandy Band of Western Mono Indians

        In January 2004, the Company reached a preliminary agreement with the Big Sandy Band of Western Mono Indians to develop and manage a casino resort on tribal lands near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 210 acres 10 miles northeast of Fresno in the San Joaquin Valley in Central California. Included in the acreage is a 40-acre parcel of Tribal land where the facility will be located. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino resort would initially include 250 to 300 hotel rooms, approximately 75,000 square feet of gaming space, at least 2,000 slot machines, approximately 20 gaming tables, restaurants, retail shops, and meeting and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast of the site of the proposed casino project.

        A management agreement for the casino resort, which we estimate will be for a term not greater than seven years, requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of June 30, 2004, the Company has capitalized $1.2 million spent towards acquiring real estate related to this project and $1.3 million advanced to the Big Sandy Tribe for development costs approved by the Company and the Tribe. The $1.3 million advance is to be repaid commencing in April 2006.

Note 9. Contract Termination Fee

        During the second quarter of 2004, the Company recognized $2 million in charges related to executive contract terminations.

Note 10. Investment Gain

        During the second quarter of 2004, the Company completed the sale of its partnership interest in an office building, in which the corporate office was located. The Company received proceeds of $8 million and recognized a gain of $3 million subject to a final working capital adjustment.

Note 11. Investment in Baluma Holdings, S.A.

        Over the past several years, we have provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma. Baluma is heavily indebted, and a restructuring of Baluma's debt is needed. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to us by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Baluma. Such restructuring is conditioned upon, among other things, holders of Baluma's $50 million of publicly-traded subordinated notes agreeing to extend the maturity of such notes and certain other amendments. In addition, after the restructuring, we will have eight of the eleven seats on Baluma's Board of Directors. We intend to continue to operate the Resort pursuant to the management agreement. If the restructuring occurs as proposed we would be required to consolidate Baluma's results of operations. The proposed restructuring is expected to be completed in the third quarter of 2004.

Note 12. Subsequent Event

        On July 14, 2004, the Company, Harrah's Entertainment, Inc. ("Harrah's") and Harrah's Operating Company, Inc., a wholly-owned subsidiary of Harrah's, entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger of the Company with and into Harrah's Operating Company, Inc., which would be the surviving corporation. The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah's common stock. However, Harrah's has limited the total (i) number of Harrah's shares it will issue to the product of the Company's outstanding number of shares multiplied by .6642 and further multiplied by the .3247 fraction referred to above (the "Stock Cap") and (ii) cash it will issue to the product of the Company's outstanding number of shares multiplied by .3358 and further multiplied by $17.75 amount referred to above (the "Cash Cap"). To the extent that the Company's stockholders elect to receive (i) Harrah's stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company's stockholders shall be pro rated between Harrah's common stock and cash pursuant to the terms of the Merger Agreement. Currently, the outstanding number of shares of the Company's common stock is approximately 309.7 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 66.79 million shares of Harrah's common stock and (ii) approximately $1.846 billion in cash.

        The transaction with Harrah's is subject to a number of conditions, including, among other things the approval and adoption of the Merger Agreement by the stockholders of the Company and Harrah's and upon receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

        In connection with the pending transaction, the Company expects to incur significant fees and expenses, including, without limitation fees and expenses payable to advisors.

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

        Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in the hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. We are also using technology, such as cashless wagering on slot machines, to increase revenues and/or decrease expenses. Casino revenues, room revenues, food and beverage revenues, and other revenues also vary due to general economic conditions and competition. As noted in our results for the quarter and six months ended June 30, 2004, we experienced improvements in our revenues. We believe these improvements are due to an improving general economy as customers demonstrated an increased demand of our products.

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

Pending Merger with Harrah's Entertainment, Inc.

        On July 14, 2004, the Company, Harrah's Entertainment, Inc. ("Harrah's") and Harrah's Operating Company, Inc., a wholly-owned subsidiary of Harrah's, entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger of the Company with and into Harrah's Operating Company, Inc., which would be the surviving corporation. The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah's common stock. However, Harrah's has limited the total (i) number of Harrah's shares it will issue to the product of the Company's outstanding number of shares multiplied by .6642 and further multiplied by the .3247 fraction referred to above (the "Stock Cap") and (ii) cash it will issue to the product of the Company's outstanding number of shares multiplied by .3358 and further multiplied by $17.75 amount referred to above (the "Cash Cap"). To the extent that the Company's stockholders elect to receive (i) Harrah's stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company's stockholders shall be pro rated between Harrah's common stock and cash pursuant to the terms of the Merger Agreement. Currently, the outstanding number of shares of the Company's common stock is approximately 309.7 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 66.79 million shares of Harrah's common stock and (ii) approximately $1.846 billion in cash.

        The transaction with Harrah's is subject to a number of conditions, including, among other things the approval and adoption of the Merger Agreement by the stockholders of the Company and Harrah's and upon receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

        In connection with the pending transaction, the Company expects to incur significant fees and expenses, including, without limitation fees and expenses payable to advisors.

Legalization of Slot Machines in Pennsylvania

        In July 2004, Pennsylvania approved legislation which authorized the granting of slot machine licenses in the State. The legalization of slot machines in Pennsylvania could adversely affect the Company's Atlantic City properties and the Company is currently assessing when such operations would commence and what impact such operations would have on the Company.

Results of Operations

        In December 2003, we entered into a definitive agreement to sell the Las Vegas Hilton. This transaction was completed in June 2004. The results of the Las Vegas Hilton, as well as the gain on the sale, are classified as discontinued operations in all periods presented. Amounts in the "Results of Operations" discussions below exclude the results of the Las Vegas Hilton. We regularly evaluate all of our assets within our portfolio and have and will continue to consider dispositions of assets, which in our opinion, do not represent the best use of our capital. In addition, in connection with the pending transaction with Harrah's, we may decide to dispose or may be required by regulatory authorities to dispose of certain assets or properties.

        Our results of operations include the following properties, owned by subsidiaries, whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace	Bally's Atlantic City	Grand Casino Biloxi	Casino Nova Scotia—Halifax
Paris Las Vegas	Caesars Atlantic City	Grand Casino Gulfport	Casino Nova Scotia—Sydney
Bally's Las Vegas	Atlantic City Hilton	Grand Casino Tunica	Conrad Punta del Este(2)
Flamingo Las Vegas	Dover Downs(1)	Sheraton Casino Hotel	Casino Windsor(3)
Caesars Tahoe		Bally's Casino Tunica	Caesars Gauteng(2)
Reno Hilton		Caesars Indiana	Conrad Jupiters(1)
Flamingo Laughlin		Bally's Casino New Orleans	Conrad Treasury(1)
Caesars Palace at Sea

(1)
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

        The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2004 and 2003.

Comparison of three and six months ended June 30, 2004 with June 30, 2003

        A summary of our consolidated net revenue and earnings for the three and six months ended June 30, 2004 and 2003 is as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenue	$1,161	$1,136	$2,357	$2,222
Operating income	174	160	375	313
Income from continuing operations	58	43	121	83
Net income	148	41	219	82
Basic earnings per share from continuing operations	$0.19	$0.14	$0.39	$0.27
Diluted earnings per share from continuing operations	$0.19	$0.14	$0.39	$0.27
Basic earnings per share	$0.48	$0.14	$0.71	$0.27
Diluted earnings per share	$0.47	$0.14	$0.70	$0.27

        We recorded income from continuing operations of $58 million and diluted earnings per share from continuing operations of $0.19 for the three months ended June 30, 2004 which compares to $43 million and $0.14 for the three months ended June 30, 2003. For the six months ended June 30, 2004, we recorded income from continuing operations of $121 million and diluted earnings per share from continuing operations of $0.39 which compares to $83 million and $0.27 for the six months ended June 30, 2003. Net income for the three and six months ended June 30, 2004 includes income from discontinued operations of $90 million and $98 million, respectively, these amounts include the $87 million after-tax gain on the sale of the Las Vegas Hilton. Net income for the three and six months ended June 30, 2003 includes losses from discontinued operations of $2 million and $1 million, respectively.

Casino

        Consolidated casino revenues decreased two percent or $14 million to $806 million for the three months ended June 30, 2004, compared to $820 million for the three months ended June 30, 2003. This decrease primarily consisted of a $32 million decrease in the Eastern Region, offset by a $16 million increase in the Western Region and a $3 million increase in the Mid-South Region. In the Eastern Region, our casino revenue decline was attributable to the opening of the Borgata, a casino hotel operated by a competitor, and increased gaming capacity at other existing properties which added competition to that market during the summer of 2003. Several competitors have added new hotel rooms and casino space, and the Borgata, a new 2,000 room casino resort, opened in July 2003. As a result of the capacity increases by others in the market, both table game and slot volumes were down, which caused a decrease in gaming win.

        The increased results in the Western Region were primarily attributable to slot win on the Las Vegas Strip at Paris Las Vegas, Bally's Las Vegas and Flamingo Las Vegas. At Paris and Bally's increased hold percentages contributed to the increase in casino revenues while Flamingo Las Vegas experienced increased hold as well as volumes. Total gaming volumes at Caesars Palace excluding baccarat rose 15 percent; however, total gaming revenue including baccarat was flat year over year because of lower baccarat volume and hold.

        Our Mid-South Region experienced a $3 million increase in casino revenues. Grand Biloxi contributed $5 million and Caesars Indiana contributed $3 million to the increase which was offset by a $7 million decrease at Grand Tunica. Grand Biloxi experienced an eight percent increase in total gaming win due primarily to table and slot hold while Caesars Indiana's increase was driven by an increase in slot hold when compared to the prior year's second quarter results. At Grand Tunica, total gaming volumes decreased which was compounded by a decrease in the table hold percentage for the quarter ended June 30, 2004. The remaining increase was contributed by Grand Gulfport and Sheraton Tunica where table hold was higher for the quarter compared to the prior year.

        Our consolidated casino operating margin improved to 48.9 percent for the three months ended June 30, 2004 compared to 48.3 percent for the three months ended June 30, 2003 as a result of the increase in revenues in the Western Region as noted above as well as decreases in bad debt expense and promotional spending.

        Consolidated casino revenues increased two percent or $39 million to $1.646 billion for the six months ended June 30, 2004, compared to $1.607 billion for the six months ended June 30, 2003. This increase primarily consisted of a $54 million increase in the Western Region and a $19 million increase in the Mid-South Region, offset by a $35 million decline in the Eastern Region. The increased results in the Western Region were primarily attributable to our Las Vegas Strip properties. At Caesars Palace, casino revenue increased approximately $26 million due to improved casino volume. The increased casino volumes at Caesars Palace were principally driven by additional guest traffic due to new casino space which opened in late 2003, new restaurants, the continued entertainment success of "A New Day...." starring Celine Dion and a new show "The Red Piano" featuring Elton John which began this year. At Paris Las Vegas and Bally's Las Vegas, a combined $24 million increase in casino revenue resulted from an increase in slot hold at both properties and table hold at Paris Las Vegas due to a shift away from high end credit players.

        In the Mid-South Region, Caesars Indiana reported a $10 million increase in casino revenue attributable to increased slot volume and hold. Grand Biloxi's $10 million increase in casino revenue for the six months ended June 30, 2004 is due to increased volume and hold for both slots and table games. At Grand Gulfport, the improved table hold contributed to a $4 million increase in casino revenue for the six months ended June 30, 2004. Casino revenues decreased $7 million at Grand Tunica due to slot volume and table hold decreases.

        Our Eastern Region properties all reported casino revenue decreases attributable to a decline in gaming volumes reflecting the increased competition from additional gaming capacity in that market as noted above.

        Our consolidated casino operating margin improved to 48.8 percent for the six months ended June 30, 2004 compared to 47.9 percent for the six months ended June 30, 2003 as a result of the increase in revenues in the Western Region as noted above as well as decreases in bad debt expense and promotional spending.

Rooms

	Three months ended June 30,				Six months ended June 30,
	Average Daily Rate		Occupancy Percentage		Average Daily Rate		Occupancy Percentage
	2004	2003	2004	2003	2004	2003	2004	2003
Western Region	$102	$93	93%	92%	$105	$96	92%	91%
Eastern Region	$90	$88	97%	98%	$85	$83	96%	97%
Mid-South Region	$70	$63	89%	90%	$65	$59	88%	89%

        Consolidated room revenues increased 11 percent or $14 million to $145 million for the three months ended June 30, 2004 compared to $131 million recorded for the three months ended June 30, 2003. This increase is almost entirely attributable to the Western Region, especially our Las Vegas properties, where room revenues increased approximately $12 million due to higher average daily rates and occupancy as noted in the table above. The most significant improvements in room revenues were recorded by our Las Vegas Strip properties where convention business and visits by the leisure/pleasure traveler were strong. Increased room rates in the Mid-South Region contributed to a $2 million increase in room revenues for the second quarter of 2004.

        Our consolidated room operating margin for the three months ended June 30, 2004 was 67.6 percent compared to 67.9 percent for the three months ended June 30, 2003.

        Consolidated room revenues increased 11 percent or $28 million to $286 million for the six months ended June 30, 2004 compared to $258 million recorded for the six months ended June 30, 2003. This increase is attributable to the Western Region, where room revenues increased approximately $25 million due to higher average daily rates and occupancy as noted in the table above. The most significant improvements in room revenues were recorded by our Las Vegas properties where convention business and visits by the leisure/pleasure traveler continued to increase over prior periods. Increased room rates in the Mid-South Region contributed to a $3 million increase in room revenues for the six months ended June 30, 2004.

        Our consolidated room operating margin for the six months ended June 30, 2004 was 68.2 percent compared to 67.8 percent for the six months ended June 30, 2003. The increased margin was due to increasing room rates without corresponding increases in room expenses.

Food and Beverage

        Consolidated food and beverage revenues increased $14 million to $129 million for the three months ended June 30, 2004. This increase is attributable to improvements at our Western Region properties. The most significant increases over prior year were at our Las Vegas properties where we recorded an increase of approximately $9 million at the Flamingo Las Vegas with the addition of two new food outlets that opened in the summer of 2003 and the opening of Jimmy Buffett's Margaritaville in December 2003; and a combined increase in revenues of approximately $4 million at Paris Las Vegas and Bally's Las Vegas due to increased customer traffic, improved banquet revenue associated with increased convention business, and the expansion of the buffet.

        Our consolidated food and beverage operating margin increased to 14.0 percent for the three months ended June 30, 2004 compared to 9.6 percent in the prior year as a result of the revenue increases in high margin outlets noted above such as Margaritaville and increased banquet revenues at Paris and Bally's.

        Consolidated food and beverage revenues increased $35 million to $256 million for the six months ended June 30, 2004. This increase is almost entirely attributable to the Western Region's $34 million increase. The most significant increases over prior year were at our Las Vegas properties where we recorded an increase of approximately $16 million at the Flamingo Las Vegas with the addition of two new food outlets that opened in the summer of 2003 and the opening of Jimmy Buffett's Margaritaville in December 2003; a combined increase in revenues of approximately $11 million at Paris Las Vegas and Bally's Las Vegas due to increased customer traffic, improved banquet revenue associated with increased convention business, a new restaurant and nightclub which opened in March of 2003 and the expansion of the buffet; and an increase of approximately $6 million at Caesars Palace due to the new food venues which opened at that property in March 2003.

        Our consolidated food and beverage operating margin increased to 13.7 percent for the six months ended June 30, 2004 compared to 10.0 percent for the six months ended June 30, 2003 as a result of the revenue increases noted above.

Other

        Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

        Consolidated other revenues increased to $81 million for the three months ended June 30, 2004, compared to $70 million for the three months ended June 30, 2003. The increase came primarily from Caesars Palace and Flamingo Las Vegas. Entertainment offerings at The Colosseum, including the opening of a new show "The Red Piano" featuring Elton John, contributed to Caesars Palace's increase of approximately $4 million in revenue. During the second quarter of 2004, Elton John held four performances, alternating with Celine Dion's "A New Day...." The Flamingo Las Vegas experienced an approximate $4 million increase in retail revenue with the opening of Margaritaville (a restaurant/bar and retail venue) in December of 2003. Management fee income increased approximately $3 million due to the improved results of our international properties especially the two properties in Australia.

        Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase includes approximately $3 million related to entertainment costs at Caesars Palace, principally those related to the Elton John show, and $3 million related to Margaritaville retail and administrative costs.

        Consolidated other revenues increased to $169 million for the six months ended June 30, 2004, compared to $136 million for the six months ended June 30, 2003. The increase came primarily from Caesars Palace where entertainment offerings at The Colosseum contributed to an increase of approximately $21 million in revenue which includes revenues from Elton John's new show. During the first half of 2004, Elton John held 19 performances and is expected to perform more than 40 shows at Caesars Palace in 2004. The Flamingo Las Vegas experienced an approximate $8 million increase in retail revenue related to Margaritaville which opened in December of 2003. Management fee income increased approximately $4 million due to the improved results of our international properties especially the two properties in Australia.

        Consolidated other expenses increased $33 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase includes approximately $19 million related to costs at Caesars Palace, principally entertainment costs related to the Elton John show, and $7 million at Flamingo Las Vegas which is related to Margaritaville retail and administrative costs.

Pre-Opening Expense

        Pre-opening expense in the quarter and six months ended June 30, 2004 was $3 million related to the scheduled premiere of "We Will Rock You" at Paris Las Vegas and the opening of the Roman Plaza at Caesars Palace. For the six months ended June 30, 2003, we incurred $1 million of pre-opening expense associated with the premiere of "A New Day...." starring Celine Dion at Caesars Palace. We expect to incur an additional $4 million related to "We Will Rock You" in the third quarter of this year and additional amounts in the future related to the new hotel tower at Caesars Palace.

Contract Termination Fee

        During the second quarter of 2004, we recognized $2 million in charges related to executive contract terminations.

Equity in Earnings of Unconsolidated Affiliates

        Equity in earnings of unconsolidated affiliates consists of earnings from the Company's share of ownership in Conrad Punta del Este in Uruguay, Caesars Gauteng near Johannesburg, South Africa and Casino Windsor in Windsor, Canada. For the three months ended June 30, 2004 equity in earnings of unconsolidated affiliates was $3 million, compared to $2 million in the prior year. The increase was attributable to an increase of approximately $1 million at Caesars Gauteng. For the six months ended June 30, 2004 and June 30, 2003, equity in earnings of unconsolidated affiliates remained flat at $11 million.

        On April 2, 2004, the Casino Windsor was closed due to a labor dispute. The casino re-opened to the public on May 14, 2004. During that time, the closure of Casino Windsor had less than a $1 million impact on our results; however, the closure did impact the results of Casino Windsor and therefore, the amount of management fees which we earned.

Corporate Expense

        Corporate expense increased $2 million to $11 million for the three months ended June 30, 2004 compared to the prior year. The increase consists of $1 million related to our pursuit of development opportunities and the remainder was a combination of payroll and related benefit costs and legal expenses. For the six month period, corporate expense increased $5 million compared to prior year for the same reasons.

Interest Expense

        Consolidated interest expense decreased $9 million to $76 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. For the six months ended June 30,

2004, interest expense decreased $14 million to $153 million compared to the prior year. The decrease in interest expense was due to a decline in our average borrowing rate and a reduction in our average long-term debt outstanding. Our cost of borrowing has also declined relative to last year due to interest rate swaps we executed in the second half of 2003. These swaps converted $300 million of our 7% fixed rate debt to variable rate. During the first half of 2004, we reduced our total debt balance by $76 million. Including the debt subject to the interest rate swaps, at June 30, 2004, $1.4 billion of our total debt outstanding is subject to a variable rate interest. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense change of approximately $14 million based on our debt balance at June 30, 2004. Capitalized interest for the three months ended June 30, 2004 and 2003 was approximately $2 million and $1 million, respectively. For the six months ended June 30, 2004 and 2003, capitalized interest remained flat at $3 million for each period. Going forward, capitalized interest will increase with the construction of the hotel tower at Caesars Palace and the new garage at Caesars Atlantic City.

Investment Gain

        During the second quarter of 2004, we completed the sale of our partnership interest in an office building, in which our corporate office is located. We received proceeds of $8 million and recognized a gain of $3 million subject to a final working capital adjustment.

Income Taxes

        Our effective income tax rate for the three months ended June 30, 2004 was 41.2 percent compared to 41.9 percent in the comparable period for prior year. For the six months ended June 30, 2004, the effective tax rate was 44.4 percent compared to 42.1 percent in the six months ended June 30, 2003. The increase in our effective tax rate for the six month period is due to additional state income tax expense of $8 million (after federal income tax benefit) recorded in the first quarter as a result of an Indiana Tax Court decision which disallowed a competitor to deduct Indiana gaming taxes for state income tax purposes. While we previously believed that such taxes were deductible, based on the Tax Court's decision, we have cumulatively provided for such taxes during the first quarter of 2004 in anticipation of the decision being applied to our Indiana operation. During the second quarter of 2004, we were assessed additional taxes related to this decision for the fiscal years 2000 through 2002 as anticipated. The amount of the $8 million that is applicable to the quarter ended March 31, 2004, is approximately $1 million; the remaining $7 million relates to fiscal years 2000 through 2003, inclusive. This resulted in an increase in our effective tax rate for the six months ended June 30, 2004 of 3.1 percentage points. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Discontinued Operations

        In December 2003, we entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004 resulting in a gain of $87 million (net of taxes of $47 million), subject to a final adjustment for changes in working capital, which will be calculated following the closing. The gain is included in income (loss) from discontinued operations for the three and six months ended June 30, 2004. We received cash of approximately $286 million for the property, building, and equipment plus the preliminary working capital adjustment.

        The results of the Las Vegas Hilton are classified as discontinued operations in each period presented in the accompanying condensed consolidated income statements. Consolidated interest expense has been allocated to the income (loss) from discontinued operations based on the ratio of Las Vegas Hilton's net assets to the consolidated net assets. In accordance with generally accepted accounting principles, the assets of the Las Vegas Hilton were no longer being depreciated due to the designation of being assets held for sale. The assets and liabilities of the Las Vegas Hilton have been classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets as of December 31, 2003.

Investment in Baluma Holdings, S.A.

        Over the past several years, we have provided capital (in the form of loans) to Baluma Holdings, S.A. ("Holdings"), the ultimate parent of Baluma, S.A. ("Baluma," the entity that owns the Conrad Punta del Este (the "Resort"), in Punta del Este, Uruguay). Two promissory notes (the "Baluma Loans"), aggregating $80 million in principal, matured on July 31, 2002. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans are secured by a first priority lien on all the assets comprising the Resort and on the stock of Baluma. Baluma is heavily indebted, and a restructuring of Baluma's debt is needed. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to us by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Baluma. Such restructuring is conditioned upon, among other things, holders of Baluma's $50 million of publicly-traded subordinated notes agreeing to extend the maturity of such notes and certain other amendments. In addition, after the restructuring, we will have eight of the eleven seats on Baluma's Board of Directors. We intend to continue to operate the Resort pursuant to the management agreement. If the restructuring occurs as proposed we would be required to consolidate Baluma's results of operations. The proposed restructuring is expected to be completed in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        As of June 30, 2004, we had cash and cash equivalents of $651 million, which includes cash in our casinos to fund our daily operations. The increase in our cash balance over normal levels is a result of receiving the net cash proceeds from the Las Vegas Hilton of $286 million and excess proceeds from the April convertible note offering of $375 million that were not used to reduce debt outstanding under our revolving credit facility. We used this cash to retire our $325 million 7.0 percent Senior Notes in July 2004. In addition, at June 30, 2004, approximately $1.3 billion was undrawn under our credit facility. Net cash provided by operating activities for the six months ended June 30, 2004 was $327 million compared to $255 million in the prior year's period. The increase in cash provided by operating activities is due to the increase in income from continuing operations and to the change in net working capital, partially offset by the change in deferred taxes. Cash provided by operating activities reflect amounts we earned during our normal course of operations. We use our cash flows from operating activities to fund our investing activities, including capital expenditures, new development opportunities and to reduce our outstanding debt balances. We expect to finance our operations and capital expenditures through cash flows from current operations, existing cash balances, borrowings under our credit facility (see below), and capital market transactions.

Investing Activities

        For the six months ended June 30, 2004, net cash provided by investing activities was $67 million, consisting principally of the proceeds from the sale of discontinued operations of $286 million and $204 million of capital expenditures. Our capital expenditures include maintenance capital expenditures of $97 million which are those long-lived assets required to maintain our properties in good operating condition. Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, and other similar items. Additionally, our capital expenditures for the six months ended June 30, 2004 include growth projects of $107 million. These projects include the new hotel tower, convention facility and Roman Plaza at Caesars Palace. We currently expect to spend approximately $671 million on capital investments in 2004, including $276 million for maintenance related projects. Our growth capital budget includes $197 million for the new room tower and meeting space at Caesars Palace; $41 million for the garage adjacent to Caesars Atlantic City; $22 million for the Roman Plaza project at Caesars Palace; and $59 million related to development of the Mohawk Mountain Casino Resort in New York State. Other significant new capital investments are an additional $18 million for selected projects at Caesars Palace; $9 million at Paris

Las Vegas; $16 million at Caesars Atlantic City and $10 million related to the Caesars Pauma project in northern San Diego County, California.

Financing Activities

        During the six months ended June 30, 2004, we reduced our aggregate debt by $76 million, including the $9 million decrease related to the market value of our interest rate swaps.

  Bank Credit Facilities

        In April 2004, we entered into a new $2 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the "Credit Facility") and terminated our previous credit facilities. As of June 30, 2004, $700 million was outstanding under the term loan and no amounts were outstanding under the revolver. We are required to make repayments of the term loan under the Credit Facility in the following amounts on the last day of the following fiscal quarters: $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007; $5.25 million on the last day of the fiscal quarter ending June 30, 2007 and each fiscal quarter thereafter through and including March 31, 2008; and $26.25 million on the last day of the fiscal quarter ending June 30, 2008 and each fiscal quarter thereafter through and including March 31, 2009. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

        The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00. The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended June 30, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter. The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of June 30, 2004, we were in compliance with all applicable covenants.

        Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility). We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future. We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating. This margin is adjusted quarterly. Based on our leverage ratio and credit rating as of June 30, 2004, the margin over LIBOR was 150 basis points.

        In a program designed for short-term borrowings at lower interest rates, we have entered into an uncommitted line of credit with a lender whereby we can borrow up to $100 million for periods of ninety days or less. This agreement expires March 2005. We are required to maintain availability under our Credit Facility in an amount equal to the amount outstanding under the short term borrowing program. No amounts were outstanding under this program at June 30, 2004 or December 31, 2003.

        The closing of the pending transaction with Harrah's may require certain amendments or waivers to the Credit Facility. There can be no assurance that such amendments or waivers will be obtained.

  Interest Rate Swaps

        Pursuant to our risk management policy, management may engage in actions to manage our interest rate risk position. During the last half of 2003, we entered into four interest rate swaps representing $300 million notional amount with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to floating rate ("fair value hedges"). Under the agreements, we receive a fixed interest rate of 7 percent and pay a variable interest rate based on a margin above six month LIBOR on $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2 million and $5 million for the three and six months ended June 30, 2004.

        These interest rate swaps meet the shortcut criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded other long-term liabilities of $7 million and long-term assets of $2 million as of June 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease or increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

  Other

        The condensed consolidated balance sheet as of December 31, 2003 excludes from current maturities $325 million of 7.0 percent Senior Notes due July 2004. This amount was classified as long-term as of December 31, 2003 because we had both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facility. As of June 30, 2004, these notes were classified as current maturities of long-term debt as they were retired in July 2004 using cash on hand which consisted of the proceeds from the sale of Las Vegas Hilton and the excess proceeds from the April 2004 debt issuance which were not used to reduce debt outstanding under the revolving credit facility.

  Contingent Convertible Senior Notes

        In April 2004, we issued $375 million Floating Rate Contingent Convertible Senior Notes due 2024 through a private placement offering to institutional investors. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. The notes are convertible into cash and shares of common stock in the following circumstances:

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

        We filed a registration statement to register these notes on behalf of the holders of the notes under the Securities Act of 1933, as amended. This registration statement has not yet been declared effective. The notes are redeemable by us at any time on or after April 20, 2009 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require us to purchase all or a portion of the notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

        The Company is currently in the process of assessing the impact of the pending transaction with Harrah's on these Convertible Notes.

DEVELOPMENT PROJECTS

Saint Regis Mohawk Tribe

        We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for the Company to develop and manage the Tribe's planned $500 million casino and resort complex, that is to be located at Kutsher's Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the "NIGC"). In response to comments from the NIGC, the Company and the Tribe entered into an amended management agreement (the "Amended Management Agreement") and a development agreement (the "Amended Development Agreement") on November 10, 2003. The Amended Management Agreement provides, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that the Company will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, approval by the Company of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, the Company will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. The Company also has the right, but not the obligation, to advance such funds. While the Company has not finalized or approved any size of construction budget, during the first half of 2004, the Company and the Tribe began to explore third-party financing alternatives and met with a group of financial institutions on April 27, 2004. The Company and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. The Company's ability to provide various forms of credit support will be subject to the Credit Facility described under "Liquidity and Capital Resources." The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

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

        As of June 30, 2004, the Company had $40 million invested in the development of this project, which is classified as other long-term assets on our condensed consolidated balance sheet. Of that amount, $15 million is to be reimbursed to us by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, these costs would be written off.

Pauma-Yuima Band of Luiseño Mission Indians

        In September 2003, we announced that the Pauma-Yuima Band of Luiseño Mission Indians selected us to exclusively negotiate agreements to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California, just south of Temecula, California. While this exclusive right has expired the parties continue to negotiate the form and substance of the various agreements.. Those agreements must be executed before construction can begin, and the management contract, which is estimated to be for a term of seven years, is subject to approval by the National Indian Gaming Commission ("NIGC") and other regulatory bodies. Preliminary plans call for a hotel and casino complex, with more than 100,000 square feet of gaming space. The location will be easily accessible for people living in the greater Los Angeles and San Diego areas. The casino could open as early as 2006.

        The Pauma-Yuima Band, along with four other Native American Indian Tribes in California, recently signed a compact with the state which will allow them to have unlimited slot machines in exchange for a payment to the state on a sliding scale.

Big Sandy Band of Western Mono Indians

        In January 2004, we reached a preliminary agreement with the Big Sandy Band of Western Mono Indians to develop and manage a casino resort on tribal lands near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 210 acres 10 miles northeast of Fresno in the San Joaquin Valley in Central California. Included in the acreage is a 40-acre parcel of Tribal land where the facility will be located. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino resort would initially include 250 to 300 hotel rooms, approximately 75,000 square feet of gaming space, at least 2,000 slot machines, approximately 20 gaming tables, restaurants, retail shops, and meeting and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast of the site of the proposed casino project.

        A management agreement for the casino resort, which we estimate will be for a term not greater than seven years, requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of June 30, 2004, we have capitalized $1.2 million spent towards acquiring real estate related to this project and $1.3 million advanced to the Big Sandy Tribe for development costs approved by us and the Tribe. The $1.3 million advance will be repaid commencing in April 2006.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        A description of the Company's off-balance sheet arrangements and contractual obligations can be found in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these disclosures as of June 30, 2004.

CRITICAL ACCOUNTING POLICIES

        A description of the Company's critical accounting policies and estimates can be found in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies or estimates as of June 30, 2004.

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

  •
  The pending acquisition of the Company by Harrah's Entertainment, Inc., including risks associated with the effects of the pendency thereof on the Company's operations and customers and delays or the failure to complete the transaction.

  •
  Our properties face a variety of risks which may result in loss. Specifically, several of our properties are located in coastal areas and are subject to wind and flood damage from storms. In addition, all of our properties could be considered at risk for terrorist or other hostile acts and our properties can be victims of criminal acts by patrons and others. Conditions in the insurance marketplace have made it more difficult to purchase insurance on economically reasonable terms. As a result, we are now subject to significantly higher self-insured retentions on virtually all of our insurance coverages, and we carry only limited insurance against terrorist acts. For all these reasons, we are at a greater risk of loss than we have been in the past.

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

  •
  The Company's development projects are subject to many factors, some of which are beyond the Company's control. Development projects are dependent on factors such as reaching definitive agreements with third parties, securing sites and land, obtaining requisite governmental approvals, the effect of the pending transaction with Harrah's and competing for such development projects with other gaming and resort companies. Further, while the Company is pursuing and will continue to pursue development opportunities there can be no assurance that such opportunities will become operational.

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

  •
  There is intense competition to attract and retain management and key employees in the gaming industry, which risk may be further increased as a result of the pending transaction with Harrah's. Our business could be adversely affected in the event of the inability to recruit or retain key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

          (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer (who, as previously announced, has replaced the former chief financial officer who resigned on May 12, 2004), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

St. Regis Mohawk Tribe

        On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging the 2001 legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as "games of chance," approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs sought a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. On July 7, 2004, the Appellate Division of the New York State Supreme Court held that the legislation authorizing six new Native American casinos in New York State, including three in the Catskills, is consistent with the New York Constitution as well as applicable state and federal law. An appeal by the plaintiffs to the Court of Appeals, New York State's highest court, is expected.

        On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al. Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company ("President") in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe's failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans. On March 31, 2004, the defendants filed an amended complaint alleging purported causes of action for interference with contract, interference with prospective business relations, constructive trust and accounting against the Company, and alleging unspecified damages in the amount of $20 million. All defendants have moved for dismissal of the amended complaint. The Company believes the matter is without merit and will vigorously contest the case.

Shareholder Litigation

        On July 15, 2004, a purported class action (Derasmo v. Caesars Entertainment, Inc. et al) was filed in the District Court for Clark County, Nevada on behalf of the owners of Caesars Entertainment, Inc. shares of common stock against Caesars and its directors. The lawsuit alleges breach of fiduciary duties and that the proposed transaction involving the acquisition of Caesars by Harrah's Entertainment, Inc. ("Harrah's") (see Note 12 to the condensed consolidated financial statements) provides benefits to Harrah's and to the members of the board of directors not available to the Caesars stockholders. The lawsuit seeks an injunction and a declaration that the proposed transaction is unlawful. Caesars and the director defendants believe that this lawsuit is without merit and intend to vigorously defend it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In April 2004, Caesars issued an aggregate $375.0 million of Floating Rate Contingent Convertible Senior Notes due 2024. The convertible notes are senior unsecured obligations of Caesars and are be convertible under certain circumstances into a combination of cash and Caesars common stock at a fixed conversion price of $22.29. The fixed conversion price represents an initial conversion ratio of approximately 44.8632 per $1,000 principal amount of convertible notes. In general, upon conversion of a convertible note, the holder of the note will receive cash in an amount up to the principal amount of the note and common stock of Caesars for the note's conversion value, if any, in excess of such principal amount. The amount of cash and stock will depend on the conversion value at the time of such conversion. The convertible notes bear interest at a per annum rate that equals three-month

LIBOR, adjusted quarterly. At June 30, 2004, the interest rate on the convertible notes was 1.11%. The convertible notes mature on April 15, 2024 and may not be redeemed by Caesars prior to April 20, 2009. Holders of the convertible notes may require Caesars to repurchase some or all of the convertible notes on April 15, 2009, 2014 and 2019.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 29, 2004. Approximately 287,286,201 of the eligible 306,587,100 shares of the Company's common stock were represented at the meeting. The matters voted upon and the results of the voting are as follows:

        Election of Directors.    The directors nominated were elected to three-year terms:

	FOR	WITHHELD
A. Steven Crown	272,002,487	15,283,714
Gilbert L. Shelton	275,770,940	11,515,261

        In addition to Mr. Crown and Mr. Shelton, the directors continuing to serve on the board of directors after the Annual Meeting of Stockholders are Wallace R. Barr, Stephen F. Bollenbach, Barbara Coleman, Clive S. Cummis, Peter G. Ernaut, Eric Hilton, and William Barron Hilton.

	FOR	AGAINST	ABSTAIN
Approval of the Caesars Entertainment, Inc. 2004 Long-Term Incentive Plan.	198,641,781	50,123,883	665,615

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

2.1	Agreement and Plan and Merger, dated as of July 14, 2004, by and among Harrah's Entertainment, Inc., Harrah's Operating Company, Inc. and Caesars Entertainment, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of the Company filed July 16, 2004).
10.1
Amendment dated May 26, 2004 of Employment Agreement by and between Park Place Entertainment Corporation, a Delaware corporation, now known as Caesars Entertainment, Inc., and Wallace R. Barr, dated November 19, 2002. *
10.2	Employment agreement between Caesars Entertainment, Inc. and Bernard E. DeLury, Jr. dated May 26, 2004. *
10.3	Caesars Entertainment, Inc. 2004 Long Term Incentive Plan *
10.4	Separation agreement and general release between Caesars Entertainment, Inc. and Harry C. Hagerty III, dated May 21, 2004. *
10.5	Change of control agreement between Caesars Entertainment, Inc. and Bernard E. DeLury, Jr. dated May 26, 2004. *
31.1	Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Interim Chief Financial Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Caesars Entertainment, Inc.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Interim Chief Financial Officer of Caesars Entertainment, Inc.

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.

(b)   Reports on Form 8-K

        On April 22, 2004, the Company filed a Form 8-K wherein we furnished our earnings release for the three months ended March 31, 2004.

        On May 10, 2004, the Company filed a Form 8-K wherein we furnished an announcement reporting the impact of the Indiana Tax Court's decision on our financial results for the quarter ended March 31, 2004.

        On May 13, 2004, the Company filed a Form 8-K wherein we furnished a press release announcing the resignation of Harry C. Hagerty, III as Executive Vice President and Chief Financial Officer.

        On June 22, 2004, the Company filed a Form 8-K wherein we furnished a press release announcing the completion of the sale of the Las Vegas Hilton to an affiliate of Colony Capital, LLC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC. (Registrant)

	By:	/s/ WESLEY D. ALLISON
	Name:	Wesley D. Allison
	Title:	Senior Vice President, Controller and Interim Chief Financial Officer (Principal Accounting Officer)

Dated: August 6, 2004

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K