Form 10-Q
period 2004-09-30
CAESARS ENTERTAINMENT INC
filed 2004-11-09
CIK 1070794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 1, 2004
Common Stock, par value $0.01 per share	313,036,525

CAESARS ENTERTAINMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

(unaudited)

	September 30, 2004	December 31, 2003

Assets
Cash and equivalents	$318	$298
Accounts receivable, net	148	161
Inventory, prepaids, and other	154	124
Income taxes receivable	—	16
Deferred income taxes, net	108	103
Total current assets	728	702

Assets held for sale	493	686
Investments	77	181
Property and equipment, net	7,152	6,961
Goodwill	700	700
Other assets	339	284
Total assets	$9,489	$9,514

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$618	$622
Current maturities of long-term debt	8	1
Income taxes payable	55	—
Liabilities related to assets held for sale	61	74
Total current liabilities	742	697

Long-term debt, net of current maturities	4,171	4,618
Deferred income taxes, net	954	957
Other liabilities	206	184
Total liabilities	6,073	6,456

Commitments and contingent liabilities

Stockholders' Equity:
Common stock, $0.01 par value, 400.0 million shares authorized, 334.0 million and 326.9 million shares issued at September 30, 2004 and December 31, 2003, respectively	3	3
Additional paid-in capital	3,906	3,828
Accumulated deficit	(246)	(523)
Accumulated other comprehensive income	15	12
Common stock in treasury at cost, 23.1 million shares at September 30, 2004 and December 31, 2003	(262)	(262)
Total stockholders' equity	3,416	3,058
Total liabilities and stockholders' equity	$9,489	$9,514

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Casino	$765	$758	$2,254	$2,201
Rooms	144	129	425	382
Food and beverage	124	116	374	330
Other revenue	86	70	252	202
	1,119	1,073	3,305	3,115
Expenses
Casino	374	390	1,131	1,141
Rooms	45	45	134	126
Food and beverage	112	106	327	297
Other expense	287	267	834	781
Depreciation and amortization	106	103	314	316
Pre-opening expense	4	—	7	1
Impairment loss and other	9	—	11	—
Merger costs	6	—	6	—
Corporate expense	12	8	34	25
	955	919	2,798	2,687
Equity in earnings of unconsolidated affiliates	3	3	14	14
Operating income	167	157	521	442

Interest expense, net of interest capitalized	(69)	(78)	(212)	(234)
Interest expense, net from unconsolidated affiliates	(2)	(2)	(5)	(5)
Interest and other income	2	2	5	4
Investment gain	—	—	3	—

Income from continuing operations before income taxes and minority interest	98	79	312	207
Provision for income taxes	47	33	142	87
Minority interest, net	2	1	6	2
Income from continuing operations	49	45	164	118

Discontinued operations
Income from discontinued operations (including $87 million gain on sale of the Las Vegas Hilton in the nine months 2004), net of taxes	9	3	113	12
Net income	$58	$48	$277	$130

Basic earnings per share
Income from continuing operations	$0.16	$0.15	$0.53	$0.39
Discontinued operations, net of taxes	0.03	0.01	0.37	0.04
Net income	$0.19	$0.16	$0.90	$0.43

Diluted earnings per share
Income from continuing operations	$0.15	$0.15	$0.52	$0.39
Discontinued operations, net of taxes	0.03	0.01	0.36	0.04
Net income	$0.18	$0.16	$0.88	$0.43

Weighted average shares outstanding
Basic shares	310	302	308	301
Diluted shares	316	304	314	303

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income	$277	$130
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	314	316
Pre-opening expense	7	1
Income from discontinued operations	(113)	(12)
Impairment loss	9	—
Change in working capital components:
Accounts receivable, net	15	17
Inventory, prepaids, and other	(28)	(8)
Accounts payable and accrued expenses	(17)	(94)
Income taxes payable	71	(3)
Deferred income taxes	(8)	15
Other	34	26
Net cash provided by operating activities of continuing operations	561	388

Investing activities
Capital expenditures	(374)	(222)
Proceeds from the sale of discontinued operations	286	—
Cash related to conversion from equity method to consolidation method of accounting for a subsidiary	9	—
Pre-opening expense	(7)	(1)
Other	(11)	(19)
Net cash used in investing activities of continuing operations	(97)	(242)

Financing activities
Change in Credit Facility	(542)	(265)
Payments on notes	(325)	(300)
Proceeds from issuance of notes	375	300
Proceeds from exercise of stock options	63	15
Debt issuance costs	(25)	(4)
Other	3	2
Net cash used in financing activities of continuing operations	(451)	(252)
Cash related to discontinued operations	7	33
Increase (decrease) in cash and equivalents	20	(73)
Cash and equivalents at beginning of period	298	324
Cash and equivalents at end of period	$318	$251

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Converision of investment in subsidiary to preferred stock in subsidiary	$116	$—
Cash paid for:
Interest, net of amounts capitalized	$243	$266
Income taxes, net of refunds	$67	$46

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  The Company

Caesars Entertainment, Inc. (“Caesars” or the “Company”), a Delaware corporation, was formed in June 1998.  On January 6, 2004, the Company changed its name from Park Place Entertainment Corporation to Caesars Entertainment, Inc.  The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company are currently conducted under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton and Conrad brands. The Company, through subsidiaries, operates and consolidates sixteen wholly owned casino hotels located in the United States; of which seven are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana; manages the casino operations of Caesars Palace at Sea on three cruise ships; and manages and consolidates two majority owned casinos in Nova Scotia, Canada. The company manages and consolidates an 86 percent owned international casino in Punta del Este, Uruguay.  The Company partially owns and manages one casino internationally, located in Johannesburg, South Africa, which is accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

On July 14, 2004, the Company, Harrah’s Entertainment, Inc. (“Harrah’s”) and Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s, (“Harrah’s Operating”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of the Company with and into Harrah’s Operating, which will be the surviving corporation.  The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah’s common stock.  However, Harrah’s has limited the total (i) number of Harrah’s shares it will issue to the product of the Company’s outstanding number of shares multiplied by 0.6642 and further multiplied by the 0.3247 fraction referred to above (the “Stock Cap”) and (ii) cash it will issue to the product of the Company’s outstanding number of shares multiplied by 0.3358 and further multiplied by the $17.75 amount referred to above (the “Cash Cap”).  To the extent that the Company’s stockholders elect to receive (i) Harrah’s stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company’s stockholders shall be pro rated between Harrah’s common stock and cash pursuant to the terms of the Merger Agreement.  As of September 30, 2004, the outstanding number of shares of the Company’s common stock was approximately 310.9 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 67.06 million shares of Harrah’s common stock and (ii) approximately $1.853 billion in cash.

The transaction with Harrah’s is subject to a number of conditions, including, among other things the approval and adoption of the Merger Agreement by the stockholders of the Company and Harrah’s and upon receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

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

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

The condensed consolidated financial statements for prior periods reflect certain reclassifications to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

Recently Issued Accounting Pronouncement

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. In April 2004, the Company issued contingent convertible notes with terms as described in Note 7. In accordance with EITF 04-08, there will be no impact on the future diluted earnings per share calculated related to these notes unless the Company’s common stock price exceeds the conversion price. In that situation, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury share method.

Note 3. Stock-Based Compensation

The Company has stock incentive plans and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans using the intrinsic value method.  Had compensation cost for the Company’s stock incentive plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts as follows (in millions, except per share amounts, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income, as reported	$58	$48	$277	$130
Add: Total stock-based employee compensation expense included in reported net income, net of related taxes	2	1	3	2
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(4)	(4)	(10)	(11)
Pro forma net income	$56	$45	$270	$121

Earnings per share:
Basic, as reported	$0.19	$0.16	$0.90	$0.43
Basic, pro forma	$0.18	$0.15	$0.88	$0.40

Diluted, as reported	$0.18	$0.16	$0.88	$0.43
Diluted, pro forma	$0.18	$0.15	$0.86	$0.40

Note 4. Discontinued Operations

Las Vegas Hilton

On December 24, 2003, the Company entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004 resulting in an after tax gain of $87 million. The gain is included in income from discontinued operations for the nine months ended September 30, 2004. The Company received cash of approximately $286 million for the property, building, equipment and working capital that comprise the Las Vegas Hilton.

Atlantic City Hilton and Bally’s Tunica

On September 27, 2004, the Company entered into an agreement to sell the assets and certain related liabilities of the Atlantic City Hilton and Bally’s Tunica to an unrelated third party. The Company estimates that the after-tax proceeds will be approximately $480 million related to these two properties. The estimated selling price of the assets less the costs to sell these two properties exceeds their carrying value; therefore no loss has been recognized as of September 30, 2004. Any gain related to this sale will be recognized when the transaction is completed.

The results of the three properties discussed above are classified as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Interest expense has been allocated to the income from discontinued operations based on the ratio of the discontinued operations’ net assets to the consolidated net assets. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated. The assets and liabilities of the Las Vegas Hilton are classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2003. The assets and liabilities of the Atlantic City Hilton and Bally’s Tunica are classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003.

Summary operating results for the discontinued operations are as follows (in millions, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenues	$96	$147	$385	$435

Operating income	$18	$11	$58	$40
Interest expense	(4)	(5)	(17)	(19)
Income tax provision	(5)	(3)	(15)	(9)
Gain on sale, net of taxes of $47 million	—	—	87	—
Income from discontinued operations	$9	$3	$113	$12

Assets held for sale and liabilities related to assets held for sale are as follows (in millions, unaudited):

	September 30, 2004	December 31, 2003
Cash and equivalents	$15	$25
Accounts receivable, net	—	22
Inventory, prepaids, and other	1	7
Deferred income taxes, net	—	1
Property and equipment, net	369	521
Goodwill	96	96
Other assets	12	14
Total assets held for sale	$493	$686

Accounts payable and accrued expenses	$1	$47
Income tax payable	9	8
Deferred income taxes, net	51	19
Total liabilities related to assets held for sale	$61	$74

Note 5.  Earnings Per Share

The weighted-average number of common and common equivalent shares outstanding used in the computation of basic and diluted earnings per share is as follows (in millions, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding – basic	310	302	308	301
Potential dilution from equity grants	6	2	6	2
Weighted average number of common shares outstanding – diluted	316	304	314	303

For the three and nine months ended September 30, 2004, there were 38,000 shares and 449,000 shares excluded from the calculation of diluted EPS, respectively. The exercise price of those options exceeded the average market price. For the three and nine months ended September 30, 2003, 15 million and 17 million shares were excluded from the calculation of diluted EPS. In April 2004, the Company issued $375 million contingent convertible Senior Notes due 2024. The notes are convertible into cash and shares of our common stock upon the occurrence of certain events described in Note 7. Shares potentially issuable upon conversion are not included in the calculation of diluted EPS because the conditions for conversion have not been met.

Note 6.  Comprehensive Income

Comprehensive income is the total of net income and all other non-stockholder changes in equity.  Comprehensive income is as follows (in millions, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$58	$48	$277	$130
Currency translation adjustment	6	—	3	17
Comprehensive income	$64	$48	$280	$147

Note 7.  Long-Term Debt

Long-term debt is as follows (in millions, unaudited):

	September 30, 2004	December 31, 2003
Senior and senior subordinated notes, net of unamortized discount of $3 million as of September 30, 2004 and $4 million as of December 31, 2003	$3,522	$3,471
Credit facilities	600	1,142
Other	50	4
	4,172	4,617
Less current maturities	(8)	(1)
Market value of interest rate swaps	7	2
Net long-term debt	$4,171	$4,618

Bank Credit Facilities

In April 2004, the Company entered into a new $2.0 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the “Credit Facility”) and terminated its previous credit facilities. During the third quarter of 2004, the Company used excess cash to reduce the outstanding balance on the term loan to $600 million, thereby reducing the overall availability under the Company’s Credit Facility from $2.0 billion to $1.9 billion. As of September 30, 2004, $600 million was outstanding under the term loan and no amounts were outstanding under the revolver. The Company is required to make repayments of the term loan under the Credit Facility in the following amounts on the last day of the following fiscal quarters:  $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007; $5.25 million on the last day of the fiscal quarter ending June 30, 2007 and each fiscal quarter thereafter through and including March 31, 2008; and $26.25 million on the last day of the fiscal quarter ending June 30, 2008 and each fiscal quarter thereafter through and including March 31, 2009. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00.  The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended September 30, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter.  The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods.  The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter.  If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues.  As of September 30, 2004, the Company was in compliance with all applicable covenants.

Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at the Company’s option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility).  The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future.  The Company pays a margin over LIBOR which is a function of both the Company’s leverage ratio and the Company’s credit rating.  This margin is adjusted quarterly.  Based on the Company’s leverage ratio and credit rating as of September 30, 2004, the margin over LIBOR was 150 basis points.

In a program designed for short-term borrowings at lower interest rates, the Company has entered into an uncommitted line of credit with a lender whereby it can borrow up to $100 million for periods of ninety days or less.  This agreement expires March 2005.  The Company is required to maintain availability under the Credit Facility in an amount equal to the amount outstanding under the short term borrowing program.  No amounts were outstanding under this program at September 30, 2004 or December 31, 2003.

The closing of the pending transaction with Harrah’s may require certain amendments or waivers to the Credit Facility. There can be no assurance that such amendments or waivers will be obtained.

Interest Rate Swaps

Pursuant to the Company’s risk management policy, management may engage in actions to manage the Company’s interest rate risk position.  During the last half of 2003, the Company entered into four interest rate swaps representing $300 million notional amount with members of its bank group to manage interest expense.  The interest rate swaps have converted a portion of the Company’s fixed-rate debt to floating rate (“fair value hedges”).  Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above six month LIBOR on $300 million notional amount.  The interest rate swaps mature in 2013.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $2 million and $7 million for the three and nine months ended September 30, 2004.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.2 million for the three and nine months ended September 30, 2003.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, the Company recorded other long-term assets of $7 million and $2 million as of September 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Other

As of September 30, 2004, other debt in the table above includes $47 million related to Baluma Holdings, S.A. (see Note 9) which the Company began consolidating in September 2004 due to an ownership restructuring.

The condensed consolidated balance sheet as of December 31, 2003 excludes from current maturities $325 million of 7.0 percent Senior Notes due July 2004. This amount was classified as long-term as of December 31, 2003 because the Company had both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facility. These notes were retired in July 2004 using proceeds from the Company’s April 2004 convertible note offering and proceeds from the sale of the Las Vegas Hilton.

Contingent Convertible Senior Notes

In April 2004, the Company issued $375 million Floating Rate Contingent Convertible Senior Notes due 2024 through a private placement offering to institutional investors.  The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly.  The notes are convertible into cash and shares of common stock in the following circumstances:

•      during any fiscal quarter commencing after the date of original issuance of the notes, if the closing sale price of the Company’s common stock for 20 out of 30 consecutive trading days during the previous quarter is more than 120% of the conversion price of the notes on the last trading day of the previous quarter;

•      the Company has called the notes for redemption and the redemption has not yet occurred;

•      during the five trading day period immediately after any five consecutive trading day period in which the trading price of the notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s common stock on such day multiplied by the number of shares issuable upon conversion; provided that, if on such date, the common stock price is between the Conversion Price and 120% of the Conversion Price, as defined, then the holders will receive the principal amount of the notes surrendered plus accrued but unpaid interest; or

•      upon the occurrence of specified corporate transactions as defined in the indenture covering these notes.

Holders may convert any outstanding notes into cash and shares of the Company’s common stock at an initial conversion price per share of $22.29. This represents a conversion rate of approximately 44.8632 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of the Company’s common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of the Company’s common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion.  The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in shares (the “Net Shares”) equal to such aggregate Conversion Value less the Principal Return (the “Net Share Amount”).  The Company will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount.  The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

The Company filed a registration statement to register these notes on behalf of the holder of the notes under the Securities Act of 1933, as amended, and such registration statement was declared effective by the United States Securities and Exchange Commission on November 8, 2004. The registration statement includes a description of the treatment of the notes as a result of the pending merger with Harrah’s Operating. The Notes are redeemable by the Company at any time on or after April 20, 2009 at 100 percent of the principal amount of the notes plus accrued and unpaid interest.  Holders may require the Company to purchase all or a portion of these notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest.  The notes are unsecured obligations, rank equal with the Company’s other senior indebtedness and are senior to all the Company’s subordinated indebtedness.

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

Shareholder Litigation

On July 15, 2004, a purported class action (Derasmo v. Caesars Entertainment, Inc. et al) was filed in the District Court for Clark County, Nevada on behalf of the owners of Caesars Entertainment, Inc. shares of common stock against Caesars and its directors. The lawsuit alleges breach of fiduciary duties and that the proposed transaction involving the acquisition of Caesars by Harrah’s Entertainment, Inc. (“Harrah’s”) provides benefits to Harrah’s and to the members of the board of directors not available to the Caesars stockholders. The lawsuit seeks an injunction and a declaration that the proposed transaction is unlawful. On October 20, 2004, the plaintiff dismissed the complaint without prejudice; however, the Company expects that the plaintiff will file a new complaint based on the proposed transaction with Harrah’s.

Slot Machine Litigation

In April 1994, William H. Poulos brought a purported class action in the United States District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc., et al. against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. In May 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida captioned William Ahern, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including the Company. In September 1995, a third action was filed against 45 defendants, including the Company, in the United States District Court for the District of Nevada captioned Larry Schreier, et al. v. Caesars World, Inc., et al. The court consolidated the three actions in the United States District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on the false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influence and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation and seek unspecific compensatory damages. In July 2002, the United States District Court denied the plaintiff’s motion to certify the case as a class action. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of the plaintiff’s motion to certify the case as a class action.

Mohawk Litigation

In April 2000, the Company entered into an agreement with the Saint Regis Mohawk Tribe (the

“Tribe”) pursuant to which it obtained the exclusive rights to develop a Class II or Class III casino project in the State of New York with the Tribe. There are various parties alleging that the grant of rights to the Company infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

On April 26, 2000, certain individual members of the Saint Regis Mohawk Tribe purported to commence a class action proceeding in a “Tribal Court” in Hogansburg, New York against the Company and certain of its executives. The proceeding sought to nullify the Company’s agreement with the Saint Regis Mohawk Tribe to develop and manage gaming facilities in the State of New York. On March 20, 2001, the “Tribal Court” purported to render a default judgment against the Company and one of its executives in the amount of $1.787 billion, which judgment the Company refuses to recognize as valid. On June 2, 2000, the Company and certain of its executives filed an action captioned Park Place Entertainment Corporation, et al. v. Arquette, et al., in the United States District Court for the Northern District of New York seeking to enjoin the dissident Tribal members from proceeding in the “Tribal Court” with an action that the Company believes has been unlawfully convened and is without merit. In September 2000, the District Court dismissed the action on the grounds that the Court lacked jurisdiction. In October 2000, the Company appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2002, the Second Circuit remanded the matter to the District Court for further development of the record. In April 2002, the District Court requested the United States Department of the Interior, Bureau of Indian Affairs (“BIA”) to provide its current position with regard to the legitimacy of the Tribe’s form of government and “Tribal Court”. Following receipt of letters issued by the BIA, dated June 5, 2002, June 26, 2002 and July 12, 2002, this Court entered an Order on July 29, 2002, affirming that the BIA recognizes only the Three Chief system of government for the Saint Regis Mohawk Tribe (the “Tribal Council”), that the Tribal Council has, by Resolution having the force of law of the Tribe, invalidated the Tribal court system and that the Mohawk people have, by popular vote, determined that the purported “Tribal Court” is without authority to adjudicate matters of Tribal law. On February 11, 2004, the Magistrate Judge issued a decision requiring the Department of the Interior to review its decision to recognize the Three Chief system of government. On February 16, 2004, the Tribal Council received a letter from the Department of the Interior continuing to recognize the Tribal Council as the official representatives of the Saint Regis Mohawk Tribe.

On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe’s existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In April 2004, the parties reached a settlement, with neither side admitting liability, wherein the litigation was dismissed with prejudice and the Company agreed to make certain payments as follows: (i) $4 million to a charitable institution of plaintiff’s choice, of which $2 million was paid immediately and $2 million will be paid in two years; and (ii) after the occurrence of certain events, among others the receipt of regulatory approvals of the Company’s management agreement with the Tribe, four annual payments of $750,000 to the same charitable institution and four annual payments of $250,000 to the plaintiff.

On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, “Catskill Development”) filed an action captioned Catskill Development L.L.C., et al. v. Park Place Entertainment Corporation, et al., against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development’s efforts to develop land in Sullivan County as a Native American gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages. On May 14, 2001, the Court granted the Company’s motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling, and the District Court reinstated one of the dismissed claims, with Catskill Development’s claims for tortious interference with contract and prospective business relationship remaining after such decision. On or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court’s decision reinstating plaintiffs’ tortious interference with contract claim on the basis of intervening case law from a Federal Appeals Court. On August 22, 2002, the Court granted the Company’s motion for summary judgment dismissing plaintiffs’ remaining two claims for tortious interference with contractual relations and tortious interference with prospective business relations. On August 26, 2002, the Court granted judgment to the Company dismissing plaintiffs’ complaint in its entirety. Plaintiffs have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. Subsequent to the filing of the appeal, the Plaintiffs moved on March 14, 2003 to reopen the judgment on the grounds that certain information had not been provided to Plaintiffs in discovery. In a decision rendered on October 7, 2003, the District Court granted Plaintiffs limited discovery for a 30-day period to explore whether they had been deprived of relevant information. That discovery period has now ended, and the matter is before the Court for a final determination. In its decision of October 7, 2003, the District Court emphasized that, whatever the result of the discovery, it would reaffirm its summary judgment decision since the issues raised in Plaintiffs’ motion related to only one of two alternative grounds for the granting of summary judgment. Once the District Court decides the motion to reopen the judgment, the entire matter will be heard by the Second Circuit. The Company believes this matter to be without merit and will continue to vigorously contest the case.

On March 29, 2001, the Company and its then general counsel, Clive Cummis sued thirty individual Tribe members in the Supreme Court of the State of New York in the case of Park Place Entertainment Corp., et al. vs. Marlene Arquette, et al., alleging malicious defamation and prima facie tort in connection with the individuals’ purported “Tribal Court” proceedings and media publication of their purported “default judgment” against the Company, all of which the Company believes has been injurious to the good name and reputation of the plaintiffs and seeks compensatory damages in an amount to be proved at trial (plus interest, costs and disbursements including reasonable attorney fees), as well as unspecified punitive damages. Defendants asserted a counterclaim alleging the action was commenced in violation of New York’s Civil Rights Law. Defendant Michael Rhodes-Devey moved to change venue to Franklin County, New York and to dismiss the complaint. By order dated November 14, 2001, the Court granted the change of venue motion and denied without prejudice the motion to dismiss. Plaintiffs moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, defendants cross-moved to dismiss the complaint. By Decision and Order dated September 9, 2002, the Court denied defendants’ motion to dismiss the complaint and plaintiffs’ cross-motion to dismiss the counterclaim.

On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion “Tribal Court” default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported “Tribal Court” in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the United States Department of the Interior, Bureau of Indian Affairs (“BIA”). After the parties made cross-motions for summary judgment, the parties agreed to settle the action with discontinuance. A settlement agreement has been circulated for signature by all the plaintiffs. Although a fully signed settlement agreement has not been exchanged, the Court has discontinued the action without prejudice.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti’s efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe’s reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court’s dismissal of plaintiff’s claims for tortious interference with contractual relations. On November 26, 2002, the Court denied plaintiff’s motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court’s dismissal of the action, affirming the dismissal of Scutti’s claim for tortious interference with contractual relations, and vacating the dismissal of Scutti’s claim for tortious interference with prospective business relations and remanding the case to the District Court regarding only that claim.  The Company believes this matter to be without merit and will continue to vigorously contest this matter.

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging the 2001 legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al.  Plaintiffs sought a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. On July 7, 2004, the Appellate Division of the New York State Supreme Court held that the legislation authorizing six new Native American casinos in New York State, including three in the Catskills, is consistent with the New York Constitution as well as applicable state and federal law. An appeal by the plaintiffs to the Court of Appeals, New York State’s highest court, is expected.

On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al.  Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company (“President”) in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe’s failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans.  On March 31, 2004, the plaintiffs filed an amended complaint alleging purported causes of action for interference with contract, interference with prospective business relations, constructive trust and accounting against the Company, and alleging unspecified damages in the amount of $20 million.  All defendants have moved for dismissal of the amended complaint.  The Company believes the matter is without merit and will vigorously contest the case.

U.S. Attorney Subpoenas

At various times during 2003, the U.S. Attorney’s Office in Orlando, Florida served grand jury subpoenas on the Company and Caesars Palace.  The subpoenas were served in connection with an investigation by the U.S. Attorney’s Office which the Company believes is focusing on possible money laundering in connection with certain cash transactions engaged in by a former customer of Caesars Palace.  The investigation continues and the current and former employees of the Company and Caesars Palace have been interviewed by the U.S. Attorney’s Office.  The Company and Caesars Palace continue to cooperate.  Neither the Company nor Caesars Palace has been advised that either entity is a target of the grand jury investigation.

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

Development Projects

Saint Regis Mohawk Project

The Company entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which it paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York.  In November 2001, the parties entered into a development agreement and a management agreement for the Company to develop and manage the Tribe’s planned $500 million casino and resort complex, that is to be located at Kutsher’s Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the “NIGC”).  In response to comments from the NIGC, the Company and the Tribe entered into an amended management agreement (the “Amended Management Agreement”) and a development agreement (the “Amended Development Agreement”) on November 10, 2003.  The Amended Management Agreement provides, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location.  The Amended Development Agreement provides, among other things, that the Company will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million.  It also provides that, subject to a number of conditions including, among other things, approval by the Company of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, the Company will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding.  The Company also has the right, but not the obligation, to advance such funds.  While the Company has not finalized or approved any size of construction budget, during the first half of 2004, the Company and the Tribe began to explore third-party financing alternatives.  The Company and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary.  The Company’s ability to provide various forms of credit support will be subject to the Credit Facility described in Note 7 above.  The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million.  Upon approval of the Bureau of Indian Affairs (the “BIA”), the 66 acre parcel will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

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

The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company.  Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.”  While the Company believes that it will prevail on these various matters, there can be no assurance that it will and, if it does not prevail, there can be no assurance that the damages assessed against the Company would be immaterial to the Company.

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

As of September 30, 2004, the Company had $42 million invested in the development of this project, which is classified as other long-term assets on the Company’s condensed consolidated balance sheet.  Of that amount, $17 million is to be reimbursed to the Company by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

Pauma-Yuima Band of Luiseño Mission Indians

In October 2004, the Pauma-Yuima Band of Luiseño Mission Indians withdrew from negotiations with the Company to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California, just south of Temecula, California

Big Sandy Band of Western Mono Indians

In September 2004, the Company signed formal agreements with the Big Sandy Band of Western Mono Indians that will govern the development, construction, and management of the planned casino resort on tribal lands near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 48 acres of Tribal land near Fresno in the San Joaquin Valley in Central California. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino resort would initially include 250 to 300 hotel rooms, approximately 75,000 square feet of gaming space, at least 2,000 slot machines, approximately 20 gaming tables, restaurants, retail shops, and meeting space and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast of the site of the proposed casino project.

The management agreement for the casino resort is for an initial term of seven years, renewable upon the consent of both parties, and still requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies.  As of September 30, 2004, the Company has capitalized $1.2 million spent towards acquiring real estate related to this project and $1.7 million advanced to the Big Sandy Tribe for development costs approved by the Company and the Big Sandy Tribe.  Pursuant to a promissory note between the Company and the Big Sandy Tribe, the $1.7 million advance is to be repaid commencing in April 2006.

Caesars Wembley

In October 2004, the Company announced plans to develop and operate a casino resort in London, adjacent to the redeveloped Wembley National Stadium and the legendary Wembley Arena. Subject to entering into definitive agreements, it is contemplated that the Company would own 50 percent of the planned joint venture with the Company’s prospective partner in the casino project, Quintain Estates and Development PLC. It is also contemplated that the Caesars Wembley would be built on 13 acres in the 58-acre redevelopment area and will include a casino, a 400-room luxury hotel, a full-service spa and swimming pool, shops, convention and meeting facilities and a variety of restaurants, bars and lounges.

Note 9.  Restructuring of Baluma Holdings, S.A.

Over the past several years, the Company has loaned to Baluma Holdings, S.A. (“Holdings”) $80 million (the “Baluma Loans”). Holdings is the ultimate parent of Baluma, S.A. (“Baluma”) the entity that owns the Conrad Punta del Este (the “Resort”), in Punta del Este, Uruguay. The Baluma Loans matured on July 31, 2002 and were included in investments on the December 31, 2003 balance sheet. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans were secured by a first priority lien on all the assets comprising the Resort and the stock of Baluma. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to us by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Holdings. In September 2004, the Company completed the restructuring, increasing (i) its ownership to approximately 86 percent and (ii) its seats on Baluma’s Board of Directors to seven of the eleven seats. As a result of the restructuring, the Company converted its investment balance to equity and began consolidating the results of operations and financial condition of Baluma beginning in September 2004.

Note 10.  Impairment Loss and Other

Impairment Loss

During the third quarter of 2004, the Company recognized a $9 million impairment charge related to its Caesars Tahoe property.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined there were indications of impairment when, during the third quarter of 2004, offers to purchase our Caesars Tahoe property were submitted to the Company and reviewed by management. Based on these offers, management determined that the book value of the property exceeded the fair market value by approximately $9 million.

Contract Termination Fee

During the second quarter, the Company recognized $2 million in charges related to executive contract terminations.

Note 11.  Merger Costs

During the third quarter of 2004, the Company expensed $6 million related to the pending merger of Caesars Entertainment with Harrah’s Operating. In connection with the pending transaction, the Company expects to continue to incur significant fees and expenses, including without limitation, fees and expenses payable to legal and other advisors. Caesars and Harrah’s have also agreed to “stay bonuses” of approximately $19 million in total which will be paid to select employees who are critical to the continued operations of Caesars through the completion of the merger. The stay bonuses will become payable at either the completion of the merger or on the date the merger has been terminated, provided in either case that the selected employee has remained in the employment of the Company to the applicable date. The stay bonuses were communicated to select employees in October 2004 and will be accrued over the expected service period.

Effect of the Pending Merger on the 1998 Stock Incentive Plan

The occurrence of a “Change in Control” of the Company has two effects on the stock options granted pursuant to the Company’s 1998 Stock Incentive Plan (the “Plan”).

Under the Plan, a “Change in Control” will occur if the Company’s stockholders approve the Company’s pending merger with Harrah’s. Upon such event, (a) all currently outstanding options which are unvested shall become fully exercisable and vested; and (b) option holders can utilize the Plan’s “Change in Control Cash-Out” (the “Cash-Out Option”). The Plan’s Cash-Out Option provides that during a period of 60 days from the date of a Change in Control, a Plan participant shall have the right to notify the Company that he or she wishes to surrender all or part of any Plan stock option to the Company and receive cash, within 30 days of such notice, in an amount equal to: (a) the number of applicable options multiplied by (b) the “Spread.” The “Spread” is equal to: (a) the greater of (i) the highest price of the Company’s common stock during the 60-day period prior to and including the date of the Change in Control or (ii) the highest price per share of Company common stock paid in the proposed merger; less (b) the exercise price of such option.

On November 1, 2004, the Company’s common stock closed at $17.95 per share. Using such share price and assuming that the Cash-Out Option was elected for all outstanding options under the Plan as of November 1, 2004 (for an aggregate of approximately 17.5 million shares), the Company would be obligated to pay approximately $150 million, which would be expensed in the Company’s statement of operations in the period in which the Plan participant exercised the Cash-Out Option. The actual amount (if any) that the Company will be obligated to pay in settlement of the Cash-Out Option will depend upon the Company’s stock price during the 60-day period prior to the Company’s Special Meeting of Shareholders (which is currently expected to take place in February 2005), and on the number of shares subject to outstanding options with respect to which Plan participants elect the Cash-Out Option. Upon settlement of the Cash-Out Option, the underlying options (and related shares) will be deemed retired and will not be entitled to any consideration upon consummation of the pending merger with Harrah’s.

Note 12.  Investment Gain

During the second quarter of 2004, the Company completed the sale of its partnership interest in an office building, in which the Company’s corporate office is located.  The Company received proceeds of $8 million and recognized a gain of $3 million.

Note 13. Subsequent Event

On October 22, 2004, the Company entered into an agreement to sell its equity interest in Belle of Orleans, LLC, which does business as Bally’s Casino New Orleans to an unrelated third party for $24 million. The transaction is scheduled to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore no loss has been recognized as of September 30, 2004. Any gain related to this sale will be recognized when the transaction is completed.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

OVERVIEW

We are one of the largest casino/hotel operators in the United States. We have a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States.  Our properties operate under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton and Conrad brand names. In order to better leverage what we believe is the best known brand name in gaming and to better position our Company throughout our existing markets and future development opportunities, we changed our name from Park Place Entertainment Corporation to Caesars Entertainment, Inc. in January 2004.

Operational Discussion

Our primary sources of revenue consist of casino operations, room rentals, and food and beverage sales.  We generate approximately 70 percent of our net revenues from casino operations.  Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities.  Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette.  Other gaming activities include Keno, Poker and Race and Sports wagering.  Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered.  “Table game volume,” “table game drop” (terms which are used interchangeably), “slot volume” and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino/hotels, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest. Due to the addition of new food outlets over the past year we expect food and beverage revenue to increase over time.

Other revenue is derived primarily from entertainment, retail and management fee services.  Like our room revenues and food and beverage revenues, these revenues are recognized at the time the service is provided.

Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in our hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. We are also using technology to increase revenues and/or decrease expenses. Some examples of our new technology are cashless wagering on slot machines and business-intelligence software to manage food and beverage operations and increase yield on hotel rooms. Casino revenues, room revenues, food and beverage revenues, and other revenues also vary due to general economic conditions and competition.  As noted in our results for the quarter and nine months ended September 30, 2004, we experienced improvements in our revenues.  We believe these improvements are due to an improving general economy as customers demonstrated an increased demand for our products.

Financial Strategy

In the past, collectively, our properties have generated substantial positive cash flow, and we expect that our properties will collectively continue to generate positive cash flow for the foreseeable future. Our first priority for the use of that cash flow is to reinvest in our properties through the maintenance and enhancement of existing facilities, to add new amenities to those facilities, and to invest in new developments in new markets. Our second priority is to reduce our debt leverage by using the cash flow in excess of what is reinvested in our properties and new developments to pay down debt.  Our third priority for the use of cash flow is the return of capital to stockholders, through share repurchases or dividends.  Only to the extent that we have sufficient excess cash flow after reinvestment in our properties and reduction of debt will we be able to make meaningful returns of capital to stockholders.

Pending Merger with Harrah’s Entertainment, Inc.

On July 14, 2004, the Company, Harrah’s Entertainment, Inc. (“Harrah’s”) and Harrah’s Operating Company, Inc., (“Harrah’s Operating”) a wholly-owned subsidiary of Harrah’s, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of the Company with and into Harrah’s Operating, which would be the surviving corporation. The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah’s common stock. However, Harrah’s has limited the total (i) number of Harrah’s shares it will issue to the product of the Company’s outstanding number of shares multiplied by 0.6642 and further multiplied by the 0.3247 fraction referred to above (the “Stock Cap”) and (ii) cash it will issue to the product of the Company’s outstanding number of shares multiplied by 0.3358 and further multiplied by $17.75 amount referred to above (the “Cash Cap”). To the extent that the Company’s stockholders elect to receive (i) Harrah’s stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company’s stockholders shall be pro rated between Harrah’s common stock and cash pursuant to the terms of the Merger Agreement. As of September 30, 2004, the outstanding number of shares of the Company’s common stock was approximately 310.9 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 67.06 million shares of Harrah’s common stock and (ii) approximately $1.853 billion in cash.

The transaction with Harrah’s is subject to a number of conditions, including, among other things the approval and adoption of the Merger Agreement by the stockholders of the Company and Harrah’s and upon receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

Results of Operations

On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton.  This transaction was completed in June 2004. On September 27, 2004, we entered into a definitive agreement to sell the assets and certain liabilities of the Atlantic City Hilton and Bally’s Tunica.  The results of these three properties, as well as the gain on the sale of the Las Vegas Hilton, are classified as discontinued operations in all periods presented. Amounts in the “Results of Operations” discussions below exclude the results of the Las Vegas Hilton, the Atlantic City Hilton and Bally’s Tunica. On October 22, 2004, we entered into a definitive agreement to sell to an unrelated third party the equity interests in Belle of Orleans, LLC, which does business as Bally’s Casino New Orleans, for $24 million. We regularly evaluate all of our assets within our portfolio and have and will continue to consider dispositions of assets, which in our opinion, do not represent the best use of our capital. In addition, in connection with the pending merger with Harrah’s Operating, we may decide to dispose or may be required by regulatory authorities to dispose of certain assets or properties.

Our results of operations include the following properties, owned by subsidiaries, whose operations are fully consolidated except as noted:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace	Bally’s Atlantic City	Grand Casino Biloxi	Casino Nova Scotia - Halifax
Paris Las Vegas	Caesars Atlantic City	Grand Casino Gulfport	Casino Nova Scotia - Sydney
Bally’s Las Vegas	Atlantic City Hilton (1)	Grand Casino Tunica	Conrad Punta del Este (4)
Flamingo Las Vegas	Dover Downs (2)	Sheraton Casino Hotel	Casino Windsor (5)
Caesars Tahoe		Bally’s Casino Tunica (1)	Caesars Gauteng (6)
Reno Hilton		Caesars Indiana	Conrad Jupiters (2)
Flamingo Laughlin		Bally’s Casino New Orleans (3)	Conrad Treasury (2)
Caesars Palace at Sea

(1)      The results of these properties are classified as discontinued operations in the accompanying results of operations for all periods presented.

(2)      These are properties from which our sole sources of income are management fees and royalties.

(3)      In October 2004, we entered into a definitive agreement to sell this property.  The results of this property are included in income from continuing operations as the property was not held for sale as of September 30, 2004.

(4)      In September 2004, we reorganized the ownership structure of this property.  The reorganization increased our ownership interest in the property from 46 percent to 86 percent.  As a result, we have consolidated the results of the property beginning in September 2004.

(5)      This is a property in which we own 50 percent of a company that manages the hotel/casino complex and our investment in that management company is accounted for under the equity method.

(6)      This is a property which we manage and in which we have a 50 percent or less ownership interest.  It is accounted for using the equity method.

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003.

Comparison of three and nine months ended September 30, 2004 with September 30, 2003

A summary of our consolidated net revenue and earnings for the three and nine months ended September 30, 2004 and 2003 is as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenue	$1,119	$1,073	$3,305	$3,115
Operating income	167	157	521	442
Income from continuing operations	49	45	164	118
Discontinued operations	9	3	113	12
Net income	58	48	277	130

Basic earnings per share from continuing operations	$0.16	$0.15	$0.53	$0.39
Diluted earnings per share from continuing operations	$0.15	$0.15	$0.52	$0.39

Basic earnings per share	$0.19	$0.16	$0.90	$0.43
Diluted earnings per share	$0.18	$0.16	$0.88	$0.43

We recorded income from continuing operations of $49 million and diluted earnings per share from continuing operations of $0.15 for the three months ended September 30, 2004 which compares to $45 million and $0.15, respectively, for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded income from continuing operations of $164 million and diluted earnings per share from continuing operations of $0.52 which compares to $118 million and $0.39, respectively, for the nine months ended September 30, 2003.  Net income for the three months ended September 30, 2004 and 2003, includes income from discontinued operations of $9 million and $3 million, respectively. Net income for the nine months ended September 30, 2004 includes income from discontinued operations of $113 million which also includes the $87 million after-tax gain on the sale of the Las Vegas Hilton. Net income for the nine months ended September 30, 2003 includes income from discontinued operations of $12 million.

Casino

Consolidated casino revenues increased one percent or $7 million to $765 million for the three months ended September 30, 2004, compared to $758 million for the three months ended September 30, 2003. This increase consisted of a $7 million increase in the International Region, a $3 million increase in the Mid-South Region and a $1 million increase in the Western Region, offset by a $4 million decrease in the Eastern Region. As a result of our ownership increase in Conrad Punta del Este in Uruguay, in September 2004 we began consolidating their results of operations which contributed a $6 million increase in casino revenues for the International Region. The increased results in the Mid-South Region were primarily attributable to an increase of $5 million in casino revenues due to slot volume and hold at Caesars Indiana. Caesars Indiana’s increased volume can be attributed to new cashless slots and promotional activity while the increased hold is attributable to a movement towards the lower denominated slot games. In the Western Region, the Flamingo Las Vegas experienced increased slot and table hold resulting in a $4 million increase in casino revenues.  Combined revenues at our other Western Region properties decreased $3 million primarily due to decreased hold and volume at our Caesars Tahoe property during the third quarter.

In the Eastern Region, our casino revenue decline was attributable to increased competition, primarily as a result of the opening of the Borgata Hotel Casino in July 2003, a casino hotel operated by a competitor, and increased gaming capacity at other existing properties. As a result, gaming volumes were down, which caused a decrease in casino revenue.

Our consolidated casino operating margin improved to 51.1 percent for the three months ended September 30, 2004 compared to 48.5 percent for the three months ended September 30, 2003 as a result of decreases in promotional spending and bad debt expense.

Consolidated casino revenues increased two percent or $53 million to $2.254 billion for the nine months ended September 30, 2004, compared to $2.201 billion for the nine months ended September 30, 2003. This increase primarily consisted of a $54 million increase in the Western Region, a $22 million increase in the Mid-South Region and an $8 million increase in the International Region, offset by a $31 million decline in the Eastern Region. The increased results in the Western Region were primarily attributable to our Las Vegas Strip properties. At Caesars Palace, casino revenue increased approximately $26 million due to improved casino volume. The increased casino volumes at Caesars Palace were principally driven by additional guest traffic due to new casino space which opened in late 2003, new restaurants, the continued entertainment success of “A New Day.…” starring Celine Dion and a new show, “The Red Piano” featuring Elton John, which began this year. At Paris Las Vegas and Bally’s Las Vegas, a combined $24 million increase in casino revenue resulted primarily from an increase in slot hold at both properties and an increase in table hold at Paris Las Vegas due to reducing the more volatile high end credit play. At the Flamingo Las Vegas casino revenue increased $13 million primarily due to an increase in the slot hold for the nine months ended September 30, 2004 as compared to the prior year’s period.

In the Mid-South Region, Caesars Indiana reported a $15 million increase in casino revenue attributable to increased slot volume and hold. The increased volume can be attributed to cashless slots and promotional activity while the increased hold is attributable to a movement towards the lower denominated slot games. Grand Biloxi’s $11 million increase in casino revenue for the nine months ended September 30, 2004 is due to increased hold and volume for both table games and slots. A new marketing campaign as well as new cashless slots have contributed to the increased gaming volumes at Grand Biloxi.  At Grand Gulfport, improved table hold contributed to a $3 million increase in casino revenue for the nine months ended September 30, 2004.  Casino revenues decreased $9 million at Grand Tunica due to table hold and slot volume decreases. In the International Region, the consolidation of Conrad Punta del Este’s operating results, beginning in September 2004, contributed $6 million in casino revenues.

Our Eastern Region properties all reported casino revenue decreases attributable to a decline in gaming volumes reflecting the increased competition from additional gaming capacity in that market as noted above.

Our consolidated casino operating margin improved to 49.8 percent for the nine months ended September 30, 2004 compared to 48.2 percent for the nine months ended September 30, 2003 as a result of the increase in revenues in the Western Region as noted above as well as decreases in promotional spending and bad debt expense.

Rooms

	Three months ended September 30,				Nine months ended September 30,
	Average Daily Rate		Occupancy Percentage		Average Daily Rate		Occupancy Percentage
	2004	2003	2004	2003	2004	2003	2004	2003
Western Region	$98	$91	94%	94%	$103	$95	93%	92%
Eastern Region	$101	$96	98%	99%	$91	$87	97%	98%
Mid-South Region	$71	$65	90%	92%	$68	$62	88%	90%

Consolidated room revenues increased 12 percent or $15 million to $144 million for the three months ended September 30, 2004 compared to $129 million recorded for the three months ended September 30, 2003. This increase is almost entirely attributable to the Western Region where room revenues increased approximately $12 million due to higher average daily rates as noted in the table above. The most significant improvements in room revenues were recorded by our Las Vegas Strip properties where convention business and visits by the leisure/pleasure traveler were strong. Increased room rates in the Mid-South and Eastern Regions contributed to a combined $2 million increase in room revenues for those regions in the third quarter of 2004.

Our consolidated room operating margin for the three months ended September 30, 2004 was 68.8 percent compared to 65.1 percent for the three months ended September 30, 2003. The increased margin was due to increasing room rates without corresponding increases in room expenses.

Consolidated room revenues increased 11 percent or $43 million to $425 million for the nine months ended September 30, 2004 compared to $382 million recorded for the nine months ended September 30, 2003. This increase is attributable to the Western Region, where room revenues increased approximately $36 million due to higher average daily rates and occupancy as noted in the table above. The most significant improvements in room revenues were recorded by our Las Vegas properties where convention business and visits by the leisure/pleasure traveler continued to increase over prior periods. Increased room rates in the Mid-South and Eastern Regions contributed to a combined $5 million increase in room revenues for those regions in the first nine months of 2004.

Our consolidated room operating margin for the nine months ended September 30, 2004 was 68.5 percent compared to 67.0 percent for the nine months ended September 30, 2003. The increased margin was due to increasing room rates without corresponding increases in room expenses.

Food and Beverage

Consolidated food and beverage revenues increased $8 million to $124 million for the three months ended September 30, 2004. This increase is attributable to improvements at our Western Region properties. The most significant increases over prior year were at our Las Vegas properties where we recorded an increase of approximately $6 million at the Flamingo Las Vegas with the opening of Jimmy Buffett’s Margaritaville in December 2003; and an increase in revenues of approximately $3 million at Caesars Palace due to new restaurants in the Roman Plaza as well as increased visitation to existing restaurants. Paris Las Vegas and Bally’s Las Vegas contributed a $2 million decrease in their food and beverage revenues due to decreased banquet revenues during the quarter.

Our consolidated food and beverage operating margin increased to 9.7 percent for the three months ended September 30, 2004 compared to 8.6 percent in the prior year as a result of the revenue increases in high margin outlets noted above such as Margaritaville.

Consolidated food and beverage revenues increased $44 million to $374 million for the nine months ended September 30, 2004. This increase is almost entirely attributable to the Western Region’s $42 million increase.  The most significant increases over prior year were at our Las Vegas properties where we recorded an increase of approximately $22 million at the Flamingo Las Vegas with the addition of two new food outlets that opened in the summer of 2003 and the opening of Jimmy Buffett’s Margaritaville in December 2003; a combined increase in revenues of approximately $9 million at Paris Las Vegas and Bally’s Las Vegas due to increased customer traffic, improved banquet revenue associated with increased convention business, a new restaurant and nightclub which opened in March of 2003 and the expansion of the buffet in the first half of the year; and an increase of approximately $8 million at Caesars Palace due to the new food venues which opened at that property in March 2003 and during the third quarter of 2004.

Our consolidated food and beverage operating margin increased to 12.6 percent for the nine months ended September 30, 2004 compared to 10.0 percent for the nine months ended September 30, 2003 as a result of the revenue increases noted above.

Other

Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

Consolidated other revenues increased to $86 million for the three months ended September 30, 2004, compared to $70 million for the three months ended September 30, 2003. The increase came primarily from Caesars Palace, Flamingo Las Vegas and Paris Las Vegas. Entertainment offerings at The Colosseum, including the opening of a new show “The Red Piano” featuring Elton John, contributed to Caesars Palace’s increase of approximately $9 million in revenue. The Flamingo Las Vegas experienced an approximate $4 million increase in retail revenue with the opening of Jimmy Buffett’s Margaritaville in December of 2003.  At Paris Las Vegas the August 2004 opening of the musical “We Will Rock You” contributed $2 million in additional revenues for the three months ended September 30, 2004.

Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $20 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase includes approximately $12 million related to entertainment costs at Caesars Palace, principally those related to the new show featuring Elton John, $2 million related to Margaritaville retail and administrative costs and approximately $3 million related to the musical “We Will Rock You” at Paris Las Vegas.

Consolidated other revenues increased to $252 million for the nine months ended September 30, 2004, compared to $202 million for the nine months ended September 30, 2003. The increase came primarily from Caesars Palace where entertainment offerings at The Colosseum contributed to an increase of approximately $30 million in revenue which includes revenues from Elton John’s new show as well as other headliner entertainment.  During the first nine months of 2004, Elton John held 32 performances and is expected to perform more than 40 shows at Caesars Palace in 2004.  The Flamingo Las Vegas experienced an approximate $12 million increase in retail revenue related to Margaritaville which opened in December of 2003.  Management fee income increased approximately $3 million due to the improved results of our international properties especially the two properties in Australia.

Consolidated other expenses increased $53 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The increase includes approximately $31 million related to costs at Caesars Palace, principally entertainment costs related to the headliner entertainment noted above, and $9 million at Flamingo Las Vegas which is related to Margaritaville retail and administrative costs.

Pre-Opening Expense

Pre-opening expense in the quarter and nine months ended September 30, 2004 was $4 million and $7 million, respectively, and related to the production and premiere of the musical “We Will Rock You” at Paris Las Vegas and the opening of the Roman Plaza at Caesars Palace. For the nine months ended September 30, 2003, we incurred $1 million of pre-opening expense associated with the premiere of “A New Day….” starring Celine Dion at Caesars Palace. We expect to incur pre-opening expense in the future related to the new hotel tower currently under construction at Caesars Palace that is scheduled to open in Summer of 2005.

Impairment Loss and Other

During the third quarter of 2004, we recognized a $9 million impairment charge related to our Caesars Tahoe property. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined there were indications of impairment when, during the third quarter of 2004, offers to purchase our Caesars Tahoe property were submitted to us and reviewed by management. Management determined that the book value of the property exceeded the fair market value by approximately $9 million.

During the second quarter of 2004, we recognized $2 million in charges related to executive contract terminations.

Merger Costs

During the third quarter of 2004, we expensed $6 million related to the pending merger of the Company with Harrah’s Operating. In connection with the pending transaction, we expect to incur significant fees and expenses, including without limitation, fees and expenses payable to legal and other advisors. Caesars and Harrah’s have also agreed to “stay bonuses” of approximately $19 million in total which will be paid to select employees who are critical to the continued operations of Caesars through the completion of the merger. The stay bonuses will become payable at either the completion of the merger or on the date the merger has been terminated, provided in either case that the selected employee has remained in the employment of the Company to the applicable date. The stay bonuses were communicated to select employees in October 2004 and will be accrued over the expected service period.

Effect of the Pending Merger on the 1998 Stock Incentive Plan

The occurrence of a “Change in Control” of the Company has two effects on the stock options granted pursuant to the Company’s 1998 Stock Incentive Plan (the “Plan”).

Under the Plan, a “Change in Control” will occur if the Company’s stockholders approve the Company’s pending merger with Harrah’s. Upon such event, (a) all currently outstanding options which are unvested shall become fully exercisable and vested; and (b) option holders can utilize the Plan’s “Change in Control Cash-Out” (the “Cash-Out Option”). The Plan’s Cash-Out Option provides that during a period of 60 days from the date of a Change in Control, a Plan participant shall have the right to notify the Company that he or she wishes to surrender all or part of any Plan stock option to the Company and receive cash, within 30 days of such notice, in an amount equal to: (a) the number of applicable options multiplied by (b) the “Spread.” The “Spread” is equal to: (a) the greater of (i) the highest price of the Company’s common stock during the 60-day period prior to and including the date of the Change in Control or (ii) the highest price per share of Company common stock paid in the proposed merger; less (b) the exercise price of such option.

On November 1, 2004, the Company’s common stock closed at $17.95 per share. Using such share price and assuming that the Cash-Out Option was elected for all outstanding options under the Plan as of November 1, 2004 (for an aggregate of approximately 17.5 million shares), the Company would be obligated to pay approximately $150 million, which would be expensed in the Company’s statement of operations in the period in which the Plan participant exercised the Cash-Out Option. The actual amount

(if any) that the Company will be obligated to pay in settlement of the Cash-Out Option will depend upon the Company’s stock price during the 60-day period prior to the Company’s Special Meeting of Shareholders (which is currently expected to take place in February 2005), and on the number of shares subject to outstanding options with respect to which Plan participants elect the Cash-Out Option. Upon settlement of the Cash-Out Option, the underlying options (and related shares) will be deemed retired and will not be entitled to any consideration upon consummation of the pending merger with Harrah’s.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates consists of earnings from the Company’s share of ownership in Conrad Punta del Este in Uruguay, Caesars Gauteng near Johannesburg, South Africa and Casino Windsor in Windsor, Canada. For the three months ended September 30, 2004 and 2003 equity in earnings of unconsolidated affiliates remained constant at $3 million. For the nine months ended September 30, 2004 and 2003, equity in earnings of unconsolidated affiliates remained constant at $14 million.

Restructuring of Baluma Holdings, S.A.

Over the past several years, we have loaned to Baluma Holdings, S.A. (“Holdings”) $80 million (the “Baluma Loans”). Holdings is the parent of Baluma, S.A. (“Baluma”), the entity that owns the Conrad Punta del Este (the “Resort”), in Punta del Este, Uruguay. The Baluma Loans matured on July 31, 2002 and were included in investments on the December 31, 2003 balance sheet. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Loans were secured by a first priority lien on all the assets comprising the Resort and the stock of Baluma. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to us by exchanging the Baluma Loans together with accrued and unpaid interest for 7 percent convertible preferred stock of Holdings. In September 2004, we completed the restructuring, increasing (i) our ownership to approximately 86 percent and (ii) our seats on Baluma’s Board of Directors to seven of the eleven seats. As a result of the restructuring, we converted our investment balance into equity and began consolidating the results of operations and financial condition of Baluma beginning in September 2004.

Corporate Expense

Corporate expense increased $4 million to $12 million for the three months ended September 30, 2004 compared to the prior year. The increase consists of payroll and related benefit costs as well as costs related to our pursuit of development opportunities and legal expenses. For the nine month period, corporate expense increased $9 million compared to prior year for the same reasons.

Interest Expense

Consolidated interest expense decreased $9 million to $69 million for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense decreased $22 million to $212 million compared to the prior year.  The decrease in interest expense was due to a decline in our average borrowing rate and a reduction in our average long-term debt outstanding.  Our cost of borrowing has declined as compared to last year due to interest rate swaps we executed in the second half of 2003 and the benefits we have received from issuing $375 million of contingent convertible floating rate debt in April 2004, to replace existing higher cost debt. The swaps converted $300 million of our 7% fixed rate debt to variable rate. During the first nine months of 2004, we reduced our total debt balance by $440 million. Including the debt subject to the interest rate swaps, at September 30, 2004, $1.3 billion of our total debt outstanding is subject to a variable rate interest. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense charge of approximately $13 million based on our debt balance at September 30, 2004. Capitalized interest for the three months ended September 30, 2004 and 2003 was approximately $3 million and $1 million, respectively. For the nine months ended September 30, 2004 and 2003, capitalized interest was $5 million and $4 million, respectively. Going forward, capitalized interest will increase due to the construction costs of the hotel tower at Caesars Palace and the new garage at Caesars Atlantic City.

Investment Gain

During the second quarter of 2004, we completed the sale of our partnership interest in an office building, in which our corporate office is located. We received proceeds of $8 million and recognized a gain of $3 million.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2004, was 48.0 percent compared to 41.8 percent in the comparable period for prior year. The effective tax rate in the third quarter of 2004 was impacted by a $5 million expense arising from our settlement of a dispute involving a 1998 tax allocation and indemnity agreement entered into by a Caesars subsidiary and Lakes Entertainment, Inc. For the nine months ended September 30, 2004, the effective tax rate was 45.5 percent compared to 42.0 percent in the nine months ended September 30, 2003. The increase in our effective tax rate for the nine month period is due to the above charge as well as additional state income tax expense of $7 million (after federal income tax benefit) recorded in the first quarter as a result of the Indiana Tax Court’s decision (in a case not involving the Company) that gaming taxes paid to the State based on casino revenues are not deductible for Indiana income tax purposes. While we previously believed that the gaming taxes were deductible, during the second quarter of 2004, we were assessed additional income taxes related to this decision for the fiscal years 2000 through 2002, as a result of the competitor’s tax case outcome. The $7 million relates to fiscal years 2000 through 2003, inclusive. These items resulted in an increase in our effective tax rate for the three months and nine months ended September 30, 2004 of 5.1 percentage points and 3.8 percentage points, respectively. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Discontinued Operations

Las Vegas Hilton

On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004 resulting in a gain of $87 million (net of taxes of $47 million). The gain is included in income from discontinued operations for the nine months ended September 30, 2004. We received cash of approximately $286 million for the property, building, equipment and working capital that comprise the Las Vegas Hilton.

Atlantic City Hilton and Bally’s Tunica

On September 27, 2004, we entered into an agreement to sell the assets and certain related liabilities of the Atlantic City Hilton and Bally’s Tunica to an unrelated third party. We estimate that the after-tax proceeds will be $480 million related to these two properties. The estimated selling price of the assets less the costs to sell these two properties exceeds their carrying value; therefore no loss has been recognized as of September 30, 2004. Any gain related to this sale will be recognized when the transaction is completed.

The results of the three properties discussed above are classified as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Interest expense has been allocated to the income from discontinued operations based on the ratio of the discontinued operations’ net assets to the total consolidated net assets. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated. The assets and liabilities of the Las Vegas Hilton are classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2003. The assets and liabilities of the Atlantic City Hilton and Bally’s Tunica are classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of September 30, 2004 and December 31, 2003.

Bally’s Casino New Orleans

On October 22, 2004, we entered into an agreement to sell our equity interest in Belle of Orleans, LLC, which does business as Bally’s Casino New Orleans, to an unrelated third party for $24 million, subject to changes in working capital. The transaction is scheduled to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The results of Bally’s Casino New Orleans are included in continuing operations as this asset was not held for sale as of September 30, 2004. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore no loss has been recognized as of September 30, 2004. Any gain related to this sale will be recognized when the transaction is completed.

Other Events

On October 1, 2004, members of Local 54 of the Hotel Employees and Restaurant Employees International Union (the “Local 54”) began a strike against seven Atlantic City casino resorts, including the three operated by Caesars Entertainment. On November 3, 2004 the members of Local 54 voted to end the strike and started retuning to work shortly thereafter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2004, we had cash and cash equivalents of $318 million, which includes cash in our casinos to fund our daily operations. In addition, at September 30, 2004, approximately $1.3 billion was undrawn under our credit facility. Net cash provided by operating activities for the nine months ended September 30, 2004 was $561 million compared to $388 million in the prior year’s period. The increase in cash provided by operating activities is due to the increase in income from continuing operations and to the change in net working capital, partially offset by the change in deferred taxes. Cash provided by operating activities reflect amounts we earned during our normal course of operations. We use our cash flows from operating activities to fund our investing and financing activities, including capital expenditures, new development opportunities, to reduce our outstanding debt balances as well as additional merger costs as noted under "Merger Costs" above. We expect to finance our operations and capital expenditures through cash flows from current operations, existing cash balances, borrowings under our credit facility (see below) and capital market transactions.

Investing Activities

For the nine months ended September 30, 2004, net cash used in investing activities was $97 million, consisting principally of the proceeds from the sale of discontinued operations of $286 million and $374 million of capital expenditures.  Our capital expenditures include maintenance capital expenditures of $135 million which are those long-lived assets required to maintain our properties in good operating condition.  Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, and other similar items. Additionally, our capital expenditures for the nine months ended September 30, 2004 include growth projects of $239 million. These projects include the new hotel tower, convention facility and Roman Plaza at Caesars Palace, and a parking garage adjacent to Caesars Atlantic City.

We currently expect to spend approximately $642 million on capital investments in 2004, including $274 million for maintenance related projects and $368 million for growth capital.  Our growth capital budget includes $202 million for the new room tower and meeting space at Caesars Palace; $42 million for the garage adjacent to Caesars Atlantic City; $36 million for the purchase of land behind Bally’s Las Vegas; $25 million for the Roman Plaza project at Caesars Palace; and $12 million related to development of Native American projects in New York State and California.  Other significant growth capital investments are an additional $17 million for selected projects at Caesars Palace; $9 million related to the musical “We Will Rock You” playing at Paris Las Vegas; $8 million at Caesars Atlantic City, principally for new dining and entertainment venues, renovation of the façade and construction of the bridge connecting the second floor of the casino to the Pier at Caesars; and $2 million related to a new hotel revenue management system.

Financing Activities

During the nine months ended September 30, 2004, we reduced our aggregate debt by $440 million, including the $5 million increase related to the market value of our interest rate swaps.

Bank Credit Facilities

In April 2004, we entered into a $2.0 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the “Credit Facility”) and terminated our previous credit facilities.  During the third quarter of 2004, we used excess cash to reduce the outstanding balance on the term loan to $600 million, thereby reducing the overall availability under our Credit Facility from $2.0 billion to $1.9 billion. As of September 30, 2004, $600 million was outstanding under the term loan and no amounts were outstanding under the revolver.  We are required to make repayments of the term loan under the Credit Facility in the following amounts on the last day of the following fiscal quarters:  $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007; $5.25 million on the last day of the fiscal quarter ending June 30, 2007 and each fiscal quarter thereafter through and including March 31, 2008; and $26.25 million on the last day of the fiscal quarter ending June 30, 2008 and each fiscal quarter thereafter through and including March 31, 2009. Once repaid, the availability of the term loan component is permanently reduced.  Amounts paid down under the revolver may be reborrowed.

The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00.  The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended September 30, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter.  The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of September 30, 2004, we were in compliance with all applicable covenants.

Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility). We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future. We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating. This margin is adjusted quarterly. Based on our leverage ratio and credit rating as of September 30, 2004, the margin over LIBOR was 150 basis points.

In a program designed for short-term borrowings at lower interest rates, we have entered into an uncommitted line of credit with a lender whereby we can borrow up to $100 million for periods of ninety days or less. This agreement expires March 2005. We are required to maintain availability under our Credit Facility in an amount equal to the amount outstanding under the short term borrowing program. No amounts were outstanding under this program at September 30, 2004 or December 31, 2003.

The closing of the pending transaction with Harrah’s may require certain amendments or waivers to the Credit Facility. There can be no assurance that such amendments or waivers will be obtained.

Interest Rate Swaps

Pursuant to our risk management policy, management may engage in actions to manage our interest rate risk position. During the last half of 2003, we entered into four interest rate swaps representing $300 million notional amount with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to floating rate (“fair value hedges”). Under the agreements, we receive a fixed interest rate of 7 percent and pay a variable interest rate based on a margin above six month LIBOR on $300 million notional amount.  The interest rate swaps mature in 2013.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $2 million and $7 million for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, the net effect of the interest rate swaps resulted in a reduction in interest expense of $0.2 million.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, we recorded other long-term assets of $7 million and $2 million as of September 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Other

As of September 30, 2004, our consolidated debt balance includes $47 million related to Baluma Holdings, S.A. (see "Restructuring of Baluma Holdings, S.A." above) which we began consolidating in September 2004 due to an ownership restructuring.

The condensed consolidated balance sheet as of December 31, 2003 excludes from current maturities $325 million of 7.0 percent Senior Notes due July 2004. This amount was classified as long-term as of December 31, 2003 because we had both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facility. These notes were retired in July 2004.

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

Holders may convert any outstanding notes into cash and shares of our common stock at an initial conversion price per share of $22.29. This represents a conversion rate of approximately 44.8632 shares of common stock per $1,000 principal amount of notes (the “Conversion Rate”). Subject to certain exceptions described in the indenture covering these notes, at the time the notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the notes will be determined by multiplying the Conversion Rate by our “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of our common stock on the New York Stock Exchange on the ten consecutive trading days beginning on the second trading day following the day the notes are submitted for conversion.  The Conversion Value will be delivered to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the notes to be converted and (b) the aggregate principal amount of the notes to be converted, and (2) if the aggregate Conversion Value of the notes to be converted is greater than the Principal Return, an amount in shares (the “Net Shares”) equal to such aggregate Conversion Value less the Principal Return (the “Net Share Amount”).  We will pay the Principal Return and deliver the Net Shares, if any, as promptly as practicable after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

We filed a registration statement to register these notes on behalf of the holders of the notes under the Securities Act of 1933, as amended, and such registration statement was declared effective by the United States Securities and Exchange Commission on November 8, 2004. The registration statement includes a description of the treatment of the notes as a result of the pending merger with Harrah’s Operating. The notes are redeemable by us at any time on or after April 20, 2009 at 100 percent of the principal amount of the notes plus accrued and unpaid interest.  Holders may require us to purchase all or a portion of the notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest.  The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

DEVELOPMENT PROJECTS

Saint Regis Mohawk Tribe

We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York.  In November 2001, the parties entered into a development agreement and a management agreement for the Company to develop and manage the Tribe’s planned $500 million casino and resort complex, that is to be located at Kutsher’s Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the “NIGC”).  In response to comments from the NIGC, the Company and the Tribe entered into an amended management agreement (the “Amended Management Agreement”) and a development agreement (the “Amended Development Agreement”) on November 10, 2003.  The Amended Management Agreement provides, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location.  The Amended Development Agreement provides, among other things, that the Company will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million.  It also provides that, subject to a number of conditions including, among other things, approval by the Company of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, the Company will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding.  The Company also has the right, but not the obligation, to advance such funds.  While the Company has not finalized or approved any size of construction budget, during the first half of 2004, the Company and the Tribe began to explore third-party financing alternatives and met with a group of financial institutions on April 27, 2004.  The Company and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary.  The Company’s ability to provide various forms of credit support will be subject to the Credit Facility described under “Liquidity and Capital Resources.”  The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40 million.  Upon approval of the Bureau of Indian Affairs (the “BIA”), the 66 acre parcel will be transferred to be held in trust for the Saint Regis Mohawk Tribe.

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

The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company.  Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.”  While the Company believes that it will prevail on these various matters, there can be no assurance that it will and, if it does not prevail, there can be no assurance that the damages assessed against the Company would be immaterial to the Company.

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

As of September 30, 2004, the Company had $42 million invested in the development of this project, which is classified as other long-term assets on our condensed consolidated balance sheet.  Of that amount, $17 million is to be reimbursed to us by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

Pauma-Yuima Band of Luiseño Mission Indians

In October 2004, the Pauma-Yuima Band of Luiseño Mission Indians withdrew from negotiations with Caesars Entertainment to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California, just south of Temecula, California.

Big Sandy Band of Western Mono Indians

In September 2004, we signed formal agreements with the Big Sandy Band of Western Mono Indians that will govern the development, construction and management of the planned casino resort on tribal lands near Fresno, California. Preliminary plans for the project call for development of a casino resort on 48 acres of Tribal land near Fresno in the San Joaquin Valley in Central California. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino resort would initially include 250 to 300 hotel rooms, approximately 75,000 square feet of gaming space, at least 2,000 slot machines, approximately 20 gaming tables, restaurants, retail shops, meeting space and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast of the site of the proposed casino project.

The management agreement for the casino resort is for an initial term of seven years, renewable upon the consent of both parties, and still requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of September 30, 2004, we have capitalized $1.2 million spent towards acquiring real estate related to this project and $1.7 million advanced to the Big Sandy Tribe for development costs approved by us and the Big Sandy Tribe. Pursuant to a promissory note with the Big Sandy Tribe, the $1.7 million advance is to be repaid commencing in April 2006.

Caesars Wembley

In October 2004, we announced plans to develop and operate a casino resort in London, adjacent to the redeveloped Wembley National Stadium and the legendary Wembley Arena. Subject to entering into definitive agreements, it is contemplated that we would own 50 percent of the planned joint venture with our prospective partner in the casino project, Quintain Estates and Development PLC. It is also contemplated that the Caesars Wembley would be built on 13 acres in the 58-acre redevelopment area and will include a casino, a 400-room luxury hotel, a full-service spa and swimming pool, shops, convention and meeting facilities and a variety of restaurants, bars and lounges.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

A description of the Company’s off-balance sheet arrangements and contractual obligations can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In connection with the reorganization of Conrad Punta del Este’s ownership, we no longer guarantee the repayment of a $5 million bank loan to Conrad Punta del Este, and we cancelled a $5 million letter of credit that supported that guarantee. In connection with the pending merger with Harrah’s, we have certain obligations under stay bonuses and stock options plans as described in Note 11 to the Condensed Consolidated Financial Statements. There have been no other material changes to these disclosures as of September 30, 2004.

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies and estimates can be found in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies or estimates as of September 30, 2004.

Recently Issued Accounting Pronouncement

                In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. In April 2004, we issued contingent convertible notes with terms as described in Note 7 to the Condensed Consolidated Financial Statements. In accordance with EITF 04-08, there will be no impact on the future diluted earnings per share calculated related to these notes unless the our common stock price exceeds the conversion price. In that situation, we would reflect the additional common shares in the calculation of diluted earnings per share using the treasury share method.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company including statements relating to our business strategy, our current and future development plans.

Further, statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. These statements reflect our judgment on the date they are made and we undertake no duty to update such statements in the future. Such statements include information relating to plans for future expansion and other business development activities as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time, oral or written forward-looking statements are also included in the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

Although we believe that the expectations in these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as the competitive environment and government regulation, will be important in determining the Company’s future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company’s subsequent reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company’s business includes factors that management believes could cause the Company’s actual results to differ materially from expected and historical results. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

•              The Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotel and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. The growth in the number of guest rooms and casino capacity in Las Vegas, including a new resort casino currently under construction, and Atlantic City, in which a new hotel casino has recently opened, may negatively affect our operating results. Additionally, the establishment of gaming operations on Native American lands in the states of New York, California, and Arkansas and any other states near our existing operations could adversely affect the operations of the Company’s properties. The expansion of state-owned or mandated casinos in our existing markets and adjoining states could also adversely affect our properties.

•              The Company’s gaming operations are highly regulated by governmental authorities and the gaming operations are subject to periodic reviews and audits by the governmental authorities. We will also become subject to regulation in any other jurisdiction where the Company conducts gaming in the future.

•              The pending merger of the Company by Harrah’s Operating Company, Inc. (“Harrah’s Operating”), including risks associated with the effects of the pendency thereof on the Company’s operations and customers and delays or the failure to complete the transaction.

•              We may be unable to complete our proposed merger with Harrah’s Operating and Harrah’s Operating may be unable to timely and cost-effectively integrate us into their operations.

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

•              The Company’s properties are large consumers of electricity and other energy. Accordingly, the recent increases in energy costs may continue to have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may adversely impact the number of customers who visit our properties and adversely impact our revenues.

•              Any future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals, legal challenges and the ability to obtain at reasonable rates appropriate insurance coverage for such projects. Changes may be made in a project’s scope, budgets and/or schedules for competitive, aesthetic or other reasons and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any circumstances could give rise to delays in the completion of any project we undertake and/or cost overruns.

•              The Company’s development projects are subject to many factors, some of which are beyond the Company’s control. Development projects are dependent on factors such as reaching definitive agreements with third parties, securing sites and land, obtaining requisite governmental approvals, the effect of the pending transaction with Harrah’s and competing for such development projects with other gaming and resort companies. Further, while the Company is pursuing and will continue to pursue development opportunities there can be no assurance that such opportunities will become operational.

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

•              Claims have been brought against us in various legal proceedings, and additional legal and/or regulatory claims may arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies. See the further discussion under “Legal Proceedings” contained in this report and our other periodic filings with the Securities and Exchange Commission.

•              There is intense competition to attract and retain management and key employees in the gaming industry, which risk may be further increased as a result of the pending transaction with Harrah’s. Our business could be adversely affected in the event of the inability to recruit or retain key personnel.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. In April 2004, we issued $375 million Floating Rate Contingent Convertible Senior Notes due 2024 through a private placement offering to institutional investors. The notes bear interest at an annual rate equal to the three month LIBOR, adjusted quarterly. Including the debt subject to interest rate swaps, at September 30, 2004, $1.3 billion of our total debt outstanding is subject to variable rate interest. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense change of approximately $13 million based on our debt balance at September 30, 2004.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer (who, as previously announced, has replaced the former Chief Financial Officer who resigned on May 12, 2004), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

PART II.   OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Shareholder Litigation

On July 15, 2004, a purported class action (Derasmo v. Caesars Entertainment, Inc. et al) was filed in the District Court for Clark County, Nevada on behalf of the owners of Caesars Entertainment, Inc. shares of common stock against Caesars and its directors.  The lawsuit alleges breach of fiduciary duties and that the proposed transaction involving the acquisition of Caesars by Harrah’s Entertainment, Inc. (“Harrah’s”) (see Note 1 to the condensed consolidated financial statements) provides benefits to Harrah’s and to the members of the board of directors not available to the Caesars stockholders. The lawsuit seeks an injunction and a declaration that the proposed transaction is unlawful.  On October 20, 2004, the plaintiff dismissed the complaint without prejudice; however, the Company expects that the plaintiff will file a new complaint based on the proposed transaction with Harrah’s.

Slot Machine Litigation

In April 1994, William H. Poulos brought a purported class action in the United States District Court for the Middle District of Florida, Orlando Division captioned William H. Poulos, et al. v. Caesars World, Inc., et al. against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. In May 1994, another plaintiff filed a class action complaint in the United States District Court for the Middle District of Florida captioned William Ahern, et al. v. Caesars World, Inc. et al. alleging substantially the same allegations against 48 defendants, including the Company. In September 1995, a third action was filed against 45 defendants, including the Company, in the United States District Court for the District of Nevada captioned Larry Schreier, et al. v. Caesars World, Inc., et al. The court consolidated the three actions in the United States District Court for the District of Nevada under the case caption William H. Poulos, et al. v. Caesars World, Inc. et al. The consolidated complaints allege that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on the false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play. The actions included claims under the federal Racketeering Influence and Corrupt Organizations Act, fraud, unjust enrichment and negligent misrepresentation and seek unspecific compensatory damages. In July 2002, the United States District Court denied the plaintiff’s motion to certify the case as a class action. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of the plaintiff’s motion to certify the case as a class action.

ITEM 6.          EXHIBITS

(a)   Exhibits

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

Dated: November 8, 2004