Form 10-K
period 2004-12-31
CAESARS ENTERTAINMENT INC
filed 2005-03-01
CIK 1070794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code: (702) 699-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes ☒  No ☐

Based upon the June 30, 2004 New York Stock Exchange closing price of $15.00 per share, the aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant was approximately $4.2 billion.

As of February 21, 2005, there were 314,771,030 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement in connection with the June 24, 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   BUSINESS

General

As used in this document, the terms “Caesars Entertainment,” “Caesars,” “Company,” “we,” “our,” and “us,” refer to Caesars Entertainment, Inc. and its subsidiaries as a combined entity except where it is clear that the terms mean only Caesars Entertainment, Inc. Notwithstanding the foregoing, the Company’s affiliates and subsidiaries carry out their respective businesses and operations as separate legal entities.

We are one of the largest casino/hotel operators in the United States and we have a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States. We operate or provide management services to 27 properties with approximately 26,000 guest rooms and more than two million square feet of casino space.

Our properties are operated under the following brands: Caesars, Bally’s, Paris, Flamingo, Grand, Hilton, and Conrad. We employ approximately 50,000 people worldwide and our corporate headquarters is located in Las Vegas, Nevada. We reported net revenue of $4.2 billion in 2004.

In December 1998, we became a separate and independent public company when Hilton Hotels Corporation (“Hilton”) divested its gaming operations through a tax-free distribution of the Company’s common shares to Hilton’s stockholders. At the same time, we acquired the Mississippi gaming operations of Grand Casinos, Inc. (“Grand”) through a merger. In December 1999, we acquired all of the outstanding stock of Caesars World, Inc. and interests in several other gaming entities (collectively, “Caesars”) from Starwood Hotels & Resorts Worldwide, Inc. Effective January 5, 2004, the Company changed its name to Caesars Entertainment, Inc. from Park Place Entertainment Corporation.

Pending Merger

On July 14, 2004, the Company, Harrah’s Entertainment, Inc. (“Harrah’s”) and Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s, (“Harrah’s Operating”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of the Company with and into Harrah’s Operating, which will be the surviving corporation. The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah’s common stock. However, Harrah’s has limited the total (i) number of Harrah’s shares it will issue to the product of the Company’s outstanding number of shares multiplied by 0.6642 and further multiplied by the 0.3247 fraction referred to above (the “Stock Cap”) and (ii) cash it will issue to the product of the Company’s outstanding number of shares multiplied by 0.3358 and further multiplied by the $17.75 amount referred to above (the “Cash Cap”). To the extent that the Company’s stockholders elect to receive (i) Harrah’s stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company’s stockholders shall be pro rated between Harrah’s common stock and cash pursuant to the terms of the Merger Agreement. As of December 31, 2004, the outstanding number of shares of the Company’s common stock was approximately 313.8 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 67.7 million shares of Harrah’s common stock and (ii) approximately $1.870 billion in cash.

The transaction with Harrah’s is subject to a number of conditions, including, among other things the approval and adoption of the Merger Agreement by the stockholders of the Company and Harrah’s at special stockholders meetings scheduled for each company on March 11, 2005, and upon receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

Asset Dispositions

From time to time we receive inquiries from third parties interested in purchasing certain of our casino hotels. We evaluate and consider such inquiries and where appropriate pursue such inquiries. In 2004, we entered into agreements to sell 5 of our properties which are expected to close in the first half of 2005.

On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004 resulting in a gain of $87 million (net of taxes of $47 million). We received cash of approximately $286 million for the property, building, equipment and working capital that comprise the Las Vegas Hilton.

On September 27, 2004, Caesars, by and through certain subsidiaries, entered into a definitive agreement whereby an affiliate of Colony Capital, LLC will acquire the Atlantic City Hilton and Bally’s Casino Tunica. Pursuant to the terms of the agreement, the purchaser will acquire substantially all of the operating assets and assume certain liabilities of these properties for approximately $612 million. The transaction is subject to regulatory approval and other customary conditions. Caesars agreed to sell the two properties in connection with the pending merger described above, although the sale is not conditioned on the closing of the merger.

On October 22, 2004, Caesars, by and through a subsidiary, entered into a definitive agreement whereby an affiliate of Columbia Sussex Corporation will acquire all of the outstanding equity interests of Belle of Orleans, LLC, which owns and operates Bally’s Casino New Orleans. Pursuant to the terms of the agreement, the purchase price will be approximately $24 million.

On November 19, 2004, Caesars, by and through a subsidiary, entered into a definitive agreement whereby the same affiliate of Columbia Sussex Corporation will acquire substantially all of the operating assets and certain liabilities of Caesars Tahoe. Pursuant to the terms of the agreement, the purchase price will be approximately $45 million.

Both the transactions between Caesars and the affiliate of Columbia Sussex Corporation are subject to regulatory approvals and other customary conditions, and neither transaction is conditioned on the closing of the other or on the closing of the merger. The sale of Caesars Tahoe was subject to a right of first refusal, whereby an unrelated third party might have exercised an option to purchase Caesars Tahoe. However, that party notified Caesars on January 20, 2005 that it chose not to exercise that option. On February 2, 2005, Caesars and Columbia Sussex received a request for additional information from the Federal Trade Commission in connection with the sale of Caesars Tahoe.

On December 24, 2004, Caesars, by and through a subsidiary, entered into a definitive agreement to sell its ownership and management interests in Caesars Gauteng, a casino resort near Johannesburg, South Africa, for approximately $145 million. Under the terms of the agreement, Peermont Global Limited and Marang (East Rand) Gaming Investments will jointly acquire the 25 percent interest held by Caesars’ South African affiliate in the company that owns Caesars Gauteng. Peermont will also acquire Caesars’ 50 percent interest in the company that manages the South Africa casino resort. The transaction is subject to regulatory approvals and other customary conditions, although the sale is not conditioned on the closing of the merger.

Currently, we anticipate using the proceeds from such asset dispositions to reduce our outstanding debt and other operational uses.

Property Statistics

The following table presents selected statistics about our properties (as of December 31, 2004). Except where noted we own, through our subsidiaries, a 100 percent interest in each of these properties.

Name and Location	Approximate Casino Square Footage(1)	Approximate Number of Slots	Approximate Number of Tables	Approximate Number of Rooms/Suites
Western Region
Caesars Palace	127,000	1,797	119	2,399
Paris Las Vegas	85,000	1,457	81	2,916
Bally’s Las Vegas	83,000	1,460	50	2,814
Flamingo Las Vegas	93,000	1,991	89	3,565
Caesars Tahoe(2)(3)	42,000	1,062	55	440
Reno Hilton	107,000	1,162	44	1,995
Flamingo Laughlin	57,000	1,419	46	1,907
Eastern Region
Bally’s Atlantic City	225,000	5,853	182	1,745
Caesars Atlantic City	123,000	3,226	119	1,140
Atlantic City Hilton(2)	60,000	2,043	86	804
Mid-South Region
Grand Casino Biloxi	134,000	2,628	74	975
Grand Casino Gulfport	102,000	2,069	72	1,001
Grand Casino Tunica	136,000	2,374	80	1,356
Sheraton Casino & Hotel	33,000	1,391	35	134
Bally’s Casino Tunica(2)	40,000	1,297	32	238
Caesars Indiana(4)	87,000	2,377	146	503
Bally’s Casino New Orleans(2)	30,000	1,221	30	—
International Region
Conrad Jupiters Gold Coast(5)	68,000	1,300	70	594
Conrad Treasury Brisbane(5)	71,000	1,300	80	130
Conrad Punta del Este Resort and Casino(6)	45,000	488	73	296
Casino Nova Scotia—Halifax(7)	32,000	755	36	352
Casino Nova Scotia—Sydney(7)	16,000	383	9	—
Casino Windsor(8)	100,000	3,274	85	389
Caesars Gauteng(9)	105,000	1,640	56	276
S.S. Crystal Harmony(10)	3,000	87	8	—
S.S. Crystal Symphony(10)	4,000	115	8	—
S.S. Crystal Serenity(10)	4,000	93	8	—

(1)          Includes square footage attributable to race and sports books.

(2)          During 2004, we entered into agreements to sell these properties. The transactions are expected to close during the first half of 2005.

(3)          We lease the building that houses the hotel and casino and lease the underlying land pursuant to a long-term ground and structure lease.

(4)          During 2004 we managed Caesars Indiana and owned an 82 percent interest in a joint venture that owned this property. In the first quarter of 2005, we acquired, through our subsidiary, the 18 percent interest owned by third parties and now own 100% of this property.

(5)          We provide management services upon request to these properties.

(6)          We have an 86 percent ownership interest in and manage this property.

(7)          We have a 95 percent interest in Metropolitan Entertainment Group, which operates the two properties on behalf of the Nova Scotia Gaming Corporation pursuant to an operating contract.

(8)          We have a 50 percent interest in Windsor Casino Limited, which operates Casino Windsor. The province of Ontario owns the complex.

(9)          We have a 25 percent interest in a joint venture that owns Caesars Gauteng and a 50 percent interest in a joint venture that manages Caesars Gauteng. In December 2004, we entered into an agreement to sell our ownership and management interests in this property. The transaction is expected to close during the second quarter of 2005.

(10)   We operate the Caesars Palace at Sea casinos on three cruise ships owned by Crystal Cruises, Inc.

Additional information about Caesars Entertainment may be accessed through our website at www.caesars.com. Our filings with the U.S. Securities and Exchange Commission (the “SEC”) including our reports on Forms 10-K, 10-Q, and 8-K and all amendments to such reports are made available though www.caesars.com or www.sec.gov, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Additionally, the following documents are available in the “About Us” section under the “Corporate Governance” heading of the Company’s website at www.caesars.com/corporate/aboutus/corporategovernance: the Company’s Ethics Statement, Code of Conduct, Code of Ethics for Chief Executive and Senior Financial Officers, the written charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and the Company’s Corporate Governance Guidelines. A copy of each of these documents may also be obtained, without cost, by written request submitted to Bernard E. DeLury, Jr., Secretary, Caesars Entertainment, Inc., 3930 Howard Hughes Parkway, Las Vegas, Nevada 89109.

The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information in the “About Us” section under the “Corporate Governance” heading of the Company’s website at the internet address of www.caesars.com/corporate/aboutus/corporategovernance. The Company also intends to satisfy any disclosure requirements regarding waivers for executive officers and directors from the Code of Conduct, Ethics Statement and/or Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on the Company’s website at www.caesars.com/corporate/aboutus/corporategovernance.

Property Descriptions

For managerial purposes, we have divided our properties into four geographic regions: the Western, Eastern, Mid-South and International Regions.

Western Region

Through subsidiaries, we currently own and operate seven casino hotels in the state of Nevada: Caesars Palace, Paris Las Vegas, Bally’s Las Vegas and Flamingo Las Vegas in Las Vegas; Caesars Tahoe and the Reno Hilton in northern Nevada; and the Flamingo Laughlin in far southern Nevada.

Each Nevada casino hotel is open 24 hours a day, seven days a week, and offers a variety of casino games, slot machines, race and sports books, hotel suites/rooms, restaurants, convention space, and various entertainment and shopping venues.

In Las Vegas, our four properties are clustered at three of the famous “Four Corners” intersection of Las Vegas Boulevard and Flamingo Road. We believe that our concentration at this location affords us a significant benefit, as we are well positioned to capture foot traffic at this heavily-traveled intersection as well as cross-property visits from guests staying at the nearly 16,000 hotel rooms at this intersection.

Caesars Palace

Caesars Palace is located on approximately 80 acres at the northwest corner of Flamingo Road and Las Vegas Boulevard on the Las Vegas Strip. Caesars Palace features 2,399 guest rooms and suites, approximately 127,000 square feet of gaming space, twelve restaurants and the 4,100 seat Colosseum showroom. In addition, the property also offers a 4.5 acre swimming pool complex, a 23,000 square foot spa/fitness facility, a wedding chapel, 240,000 square feet of meeting and convention space, and an 86,000 square foot event/exhibit pavilion. With the opening of the “Roman Plaza” in July of 2004, Caesars added an additional five acres of entertainment and dining with an open-air amphitheatre and both indoor and outdoor dining venues. Through a lease to Simon Property Group, Inc., Caesars Palace is also home to the Forum Shops, a highly themed shopping mall. Forum Shops III opened in October 2004. Amenities such as the Forum Shops and The Colosseum benefit Caesars Palace by increasing visitation to the property.

A significant element to the master plan for Caesars Palace includes the 949-room Augustus Tower and convention space expansion opening in the second half of 2005 and the opening of acclaimed French chef, Guy Savoy’s, only United States restaurant in November 2005. The hotel tower addition also includes adding a fourth swimming pool, the upgrading and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space, and new restaurant facilities. The hotel tower is the centerpiece of a $391 million expansion that includes additional convention and meeting facilities and related enhancements.

Paris Las Vegas

Paris Las Vegas opened in September 1999. Located on approximately 24 acres, Paris Las Vegas features 2,916 spacious guest rooms and suites, an 85,000 square foot casino, eight French-inspired restaurants, six lounges, 120,000 square feet of meeting and convention space, 31,000 square feet of retail space, a two-acre pool and a European health spa. This Parisian-themed resort also features authentic replicas of famous French landmarks including a 50-story half-scale Eiffel Tower. The Theatre des Arts, a 1,450 seat showroom at Paris, features the production show “We Will Rock You,” based on the music of Queen. Paris Las Vegas is connected to Bally’s Las Vegas by a retail mall.

Bally’s Las Vegas

Bally’s Las Vegas is located on approximately 44 acres at the southeast corner of Las Vegas Boulevard and Flamingo Road. This property, which is connected to Paris Las Vegas, features 2,814 guest rooms and suites, an 83,000 square foot casino, nine restaurants, five lounges, 115,000 square feet of meeting and convention areas, 48,000 square feet of retail space, an Olympic-sized pool, tennis courts and a spa. Bally’s Las Vegas also has a 1,040-seat showroom which is home to one of the last remaining traditional Las Vegas shows, “Jubilee.”

Flamingo Las Vegas

The Flamingo Las Vegas is located on approximately 25 acres at the northeast corner of Las Vegas Boulevard and Flamingo Road. This property features 3,565 guest rooms and suites, approximately 93,000 square feet of casino space, ten restaurants, approximately 98,000 square feet of meeting and convention area, 800 showroom seats, multiple pools and lagoons, tennis courts, a spa and health club, and a wedding chapel. At the Flamingo Las Vegas, we teamed up with Jimmy Buffett to open the Margaritaville Café and entertainment complex. The multi-level restaurant, bar and live music stage opened in December 2003.

Caesars Tahoe

Caesars Tahoe is located on the south shore of Lake Tahoe in Stateline, Nevada. The property occupies approximately 21 acres which are leased pursuant to a long-term ground and structure lease. This lease expires in 2028 and we have the option to renew for an additional 25-year period. This property features 440 guest rooms and suites, a 42,000 square foot casino, five restaurants, a nightclub, a 1,500-seat showroom, a health spa, and approximately 16,000 square feet of meeting space. Caesars Tahoe benefits from the scenic beauty of the Lake Tahoe region and the many recreational facilities and activities in the area. Caesars Tahoe draws a significant portion of its customers from the northern California area. On November 19, 2004, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities of Caesars Tahoe. The sale is expected to close by the end of the second quarter of 2005. Until the sale is completed, Caesars Tahoe will be accounted for as an asset held for sale.

Reno Hilton

The Reno Hilton, which is located on 148 acres, features 1,995 guest rooms and suites, a 107,000 square foot casino, ten restaurants, a lounge and approximately 200,000 square feet of meeting and convention space. This property is also complemented by recreational facilities including an outdoor golf driving range on a man-made lake, and a 24-hour bowling center.

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

Las Vegas Monorail

The Las Vegas Monorail Company (“Las Vegas Monorail”), a Nevada nonprofit corporation, has opened a monorail system in Las Vegas. The monorail is approximately four miles long and has seven stations directly connecting eight casino hotels on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Two of the seven station stops are at our Bally’s Las Vegas and Flamingo Las Vegas properties.

Eastern Region

In Atlantic City, New Jersey, the Company, through its subsidiaries, owns and operates three casino resorts along the famous Atlantic City Boardwalk.

Our Atlantic City casinos are open 24 hours a day, seven days a week, and feature table games, slot machines, hotel suites/rooms, restaurants, convention space and entertainment. Atlantic City casinos are not permitted to operate sports books; however, Bally’s Atlantic City and Caesars Atlantic City feature simulcast horse racing.

The majority of our Atlantic City properties are clustered together at a high traffic density location. Our Caesars Atlantic City and Bally’s Atlantic City properties (including the Claridge Casino and the Wild Wild West Casino) are located at the center of the famous Atlantic City Boardwalk. A network of skybridges connects all of our facilities at the center Boardwalk location, offering our guests the opportunity to circulate in an enclosed environment among a variety of casino, restaurant, entertainment and room amenities that we offer across a five city block area. Due to the varying weather conditions in this market, we believe this is a significant advantage.

Bally’s Atlantic City

Bally’s Atlantic City is located on a 19-acre site with ocean frontage at the intersection of Park Place and the Boardwalk. Including the Wild Wild West Casino and the Claridge Casino (separate casinos that are part of the Bally’s Atlantic City complex), this property offers 1,745 guest rooms and suites, 225,000 square feet of casino and simulcast space, 80,000 square feet of meeting and convention space, 17 restaurants and a 46,000 square foot health spa. With its strategic center location on the Boardwalk, over 4,000 parking spaces and a bus terminal, Bally’s Atlantic City is positioned to attract significant walk-in and drive-in business.

Caesars Atlantic City

Caesars Atlantic City is located on approximately ten acres at the center of the Boardwalk and features 1,140 guest rooms and suites, approximately 123,000 square feet of casino and simulcast space, seven restaurants, a 1,100-seat showroom and a health spa. Caesars Atlantic City also offers approximately 38,000 square feet of convention, meeting and banquet facilities, a multi-function grand ballroom and a four-story atrium to attract convention business as well as walk-in patrons from the Boardwalk.

Caesars Atlantic City also owns The Pier at Caesars which extends 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. The Pier at Caesars is currently being redesigned to include high-end retail, dining and entertainment. The Pier at Caesars is being leased to an affiliate of the Gordon Group, one of our original partners in the Forum Shops in Las Vegas, who is financing and developing the project. The Pier is currently under construction, with the opening scheduled for early in 2006. In early 2004, we commenced construction of an $80 million parking garage adjacent to Caesars Atlantic City with completion targeted for the second quarter of 2005.

Atlantic City Hilton

The Atlantic City Hilton is located on approximately 12 acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to an exit off of the major highway leading into Atlantic City. This location gives the Atlantic City Hilton an advantage in attracting destination-oriented customers arriving by automobile or bus. This property features 804 guest rooms and suites, approximately 60,000 square feet of casino space, seven restaurants, a 1,200-seat theater and a spa. On September 27, 2004, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities of the Atlantic City Hilton. The sale is currently expected to close by the end of the first quarter of 2005. Until the sale is completed, Atlantic City Hilton will be accounted for as an asset held for sale.

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

Mid-South Region

Through our subsidiaries, we own and operate five dockside casino hotels in Mississippi. On the Gulf Coast, we own and operate Grand Casino Biloxi and Grand Casino Gulfport. In Tunica County in northern Mississippi, we own and operate Grand Casino Tunica, Sheraton Casino & Hotel, and Bally’s Casino Tunica. In southern Indiana, we own and operate Caesars Indiana, a riverboat casino on the Ohio River. In New Orleans, Louisiana, we own and operate Bally’s Casino New Orleans, a riverboat casino on Lake Pontchartrain.

Our Mid-South Region casinos are open 24 hours a day, seven days a week, and feature table games, slot machines, hotel suites/rooms, restaurants, convention space and entertainment. Our Mid-South Region casinos are not permitted to operate race and sports books.

Grand Casino Biloxi

Grand Casino Biloxi is the largest dockside casino on the Mississippi Gulf Coast and is one of a few properties on the Mississippi Gulf Coast that is oriented east to west, thereby maximizing the property’s visibility from the highway. The property is located on 29 acres of which 4 acres are owned and 25 acres are leased pursuant to long-term lease agreements. This location attracts customers arriving for day trips or overnight stays via automobile and bus. It also draws the convention market with its 42,000 square feet of convention space. Grand Casino Biloxi features approximately 134,000 square feet of gaming space, twelve restaurants, 975 hotel rooms, 4,200 parking spaces, a spa, a childcare entertainment center and a 2,016-seat theater.

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

Other Mississippi Casinos

The Sheraton Casino & Hotel, also in Tunica County, Mississippi, is located on 23 acres and consists of 33,000 square feet of gaming space, an attached hotel with 134 rooms, and four restaurants and bars. Bally’s Casino Tunica, primarily a “locals” (guests who reside in close proximity to our properties) casino, features a 40,000 square foot casino, a 238-room hotel, and an adjacent land-based facility with entertainment facilities and three restaurants. Bally’s Casino Tunica is located on 136 acres of which 84 acres are leased. On September 27, 2004, we entered into a definitive agreement to sell substantially all of the assets and certain liabilities of Bally’s Casino Tunica. The sale is currently expected to close by the end of the first quarter of 2005. Until the sale is completed, Bally’s Casino Tunica will be accounted for as an asset held for sale.

Caesars Indiana

Caesars Indiana is located on 259 acres of owned land in southern Indiana, across the Ohio River from Louisville, Kentucky. The resort’s “Glory of Rome” riverboat casino is 450 feet long, 100 feet wide and four stories high. The riverboat is comprised of four decks offering 87,000 square feet of gaming space over seven separately themed casino areas. A 170,000 square foot pavilion houses retail space, restaurants, and 28,000 square feet of convention space, including a 1,250-seat sports and entertainment arena. Caesars Indiana also offers a 503-room hotel and an 18-hole championship golf course, Chariot Run. We managed and owned an 82 percent interest in this property in 2004.

On January 11, 2005, Caesars, by and through a subsidiary, entered into a definitive agreement whereby Caesars acquired Riverboat Development, Inc.’s 18 percent interest in RDI/Caesars Riverboat Casino, LLC, the company that owned and operated Caesars Indiana casino resort. Pursuant to the terms of the agreement, the purchase price was approximately $70 million. The transaction was completed in February 2005 and Caesars, through its subsidiary, now owns 100 percent of Caesars Indiana.

Bally’s Casino New Orleans

In Louisiana we own Bally’s Casino New Orleans, a 30,000 square foot riverboat casino facility that operates out of South Shore Harbor on Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. Bally’s Casino New Orleans also offers two food outlets. On October 22, 2004, we entered into a Securities Purchase Agreement to sell the equity interests in the entity that operates Bally’s Casino New Orleans. The sale is expected to close by the end of the second quarter of 2005. Until the sale is completed, Bally’s Casino New Orleans will be accounted for as an asset held for sale.

International Region

We operate five international casino resorts and provide management services to two international casino resorts on four continents: Australia, North America, South America and Africa, as well as three casinos on international cruise ships.

Australia

In Australia, we have management agreements with Jupiters Limited, an Australian public company, the owner of the Conrad Jupiters Gold Coast and Conrad Treasury Brisbane. In November 2003, TABCORP Holding Limited completed a merger with Jupiters Limited. In November 2004, Jupiters Limited and the Company amended the management agreements to allow Jupiters Limited the flexibility to use management expertise from within the TABCORP group or the Company to manage the resorts.

Conrad Jupiters is located in Broadbeach, Queensland. This property, which is open 24 hours a day, features 594 hotel rooms, approximately 68,000 square feet of gaming space, a convention center, a showroom and is surrounded by lush tropical gardens. There is also a health center with a pool, spa, tennis courts and a gym. Conrad Treasury is located in the central business district of Brisbane, Queensland’s capital city. The casino is approximately 71,000 square feet, located on three levels of the Victoria-era Treasury building. The Conrad Treasury has the exclusive right to conduct casino gaming in Brisbane until April 2005. Both Conrad Jupiters and Conrad Treasury attract a significant portion of their customers from the local as well as the interstate markets, while the individual premium players travel from various parts of Asia.

Uruguay

In South America we operate, under a management agreement, the Conrad Punta del Este Resort and Casino, a five-star resort located on the beach in Punta del Este, Uruguay. We also have an 86 percent ownership interest in Baluma Holdings S.A. that, through a subsidiary, owns the resort. The Conrad Punta del Este features 296 rooms and suites, a 45,000 square foot casino offering slot machines and table games, convention and meeting space, restaurants and shops, tennis courts, pools and a spa. The casino is open year round and 24 hours a day. A significant percentage of Conrad Punta del Este’s customers travel from Brazil and Argentina and fluctuations in these countries’ economies can affect this property’s business.

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

Through subsidiaries, we own 50 percent of Windsor Casino Limited, which operates Casino Windsor, a hotel/casino complex, under a management contract with its owner, the Ontario Lottery and Gaming Corporation of the Province of Ontario, Canada. This property features 100,000 square feet of gaming space on two floors, five restaurants, 389 guest rooms, a 230-seat entertainment lounge and more than 15,000 square feet of meeting space. Casino Windsor is located on the Detroit River in Windsor, Ontario, directly across from Detroit, Michigan. This property competes with three casinos in Detroit. The majority of Casino Windsor’s customer base comes from the United States, primarily from the Michigan and Ohio areas.

South Africa

Through subsidiaries, we own a 50 percent interest in a joint venture which manages Caesars Gauteng casino resort in Johannesburg, South Africa. In addition, we have a 25 percent ownership interest in the joint venture that owns Caesars Gauteng. This property features a 105,000 square foot casino, two hotels with a total of 276 guest rooms, ten restaurants, a retail concourse and 123,000 square feet of convention facilities. On December 24, 2004, we entered into an agreement to sell our ownership and management interests in this property. The transaction is expected to close by the second quarter of 2005, subject to regulatory approvals and other customary conditions. Until complete, our investment in this property will be treated as an asset held for sale.

Caesars Palace at Sea

We operate the Caesars Palace at Sea casinos on three cruise ships, the Crystal Symphony, the Crystal Harmony, and the Crystal Serenity, which are owned by Crystal Cruises, Inc. The casinos operate only when the ships are in international waters. The initial term of our operating agreement with Crystal Cruises, Inc. expires on December 31, 2005.

Other Developments

Caesars Wembley

In October 2004, we announced plans to develop and operate a casino resort in London, adjacent to the redeveloped Wembley National Stadium and the legendary Wembley Arena. We have since entered into definitive agreements for the pre-construction phase of the casino resort project. After certain conditions are met, we will enter into the Joint Venture Agreement with our prospective partner in the casino resort project, Quintain Estates and Development PLC. The parties anticipate that these conditions, which include obtaining necessary gaming licenses and consents, will be satisfied within two years, assuming that permissive legislation is passed in the United Kingdom this year. Both parties are contemplated to own a 50 percent interest in the joint venture company. It is also contemplated that Caesars Wembley would be built on 13 acres in the 58-acre redevelopment area and will include a casino, a 400-room luxury hotel, a full-service spa and swimming pool, shops, convention and meeting facilities and a variety of restaurants, bars and lounges.

Philadelphia

In the first quarter of 2005, we purchased a 30 acre riverfront parcel in downtown Philadelphia. Preliminary site planning is underway for casino development on 18 upland acres of the site, and we intend to be an applicant for a gaming license in Philadelphia pending the outcome of litigation challenging Pennsylvania’s recently passed gaming legislation.

Pauma-Yuima Band of Luiseño Mission Indians

In October 2004, the Pauma-Yuima Band of Luiseño Mission Indians withdrew from negotiations with us to develop and manage a Caesars-branded casino on tribal lands in Pauma Valley in Southern California, just south of Temecula, California.

Big Sandy Band of Western Mono Indians

In August 2004, we signed formal agreements with the Big Sandy Band of Western Mono Indians that will govern the development, construction and management of the planned casino resort near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 40 acres near Fresno in the San Joaquin Valley in Central California. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino resort would initially include 200 to 250 hotel rooms, approximately 70,000 square feet of gaming space, at least 2,000 slot machines, approximately 40 gaming tables, restaurants, retail shops, meeting space and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast of the proposed casino project site.

The management agreement for the casino resort is for an initial term of seven years, renewable upon the consent of both parties, and still requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of December 31, 2004, we have capitalized $1.2 million spent towards acquiring real estate related to this project and $1.8 million advanced to the Big Sandy Tribe for development costs approved by us and the Big Sandy Tribe. Pursuant to a promissory note with the Big Sandy Tribe, the $1.8 million advance is to be repaid commencing in April 2006.

Saint Regis Mohawk Project

We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for us to develop and manage the Tribe’s planned $500 million casino and resort complex that is to be located at Kutsher’s Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the “NIGC”). In response to comments from the NIGC, we entered into an amended management agreement (the “Amended Management Agreement”) and a development agreement (the “Amended Development Agreement”) on November 10, 2003, with the Tribe. The Amended Management Agreement provides, among other things, that we will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined in that agreement, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that we will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, our approval of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, we will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. We also have the right, but not the obligation, to advance such funds. We have not finalized or approved any size of construction budget. During 2004, Caesars and the Tribe began to explore third-party financing alternatives. Caesars and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. Our ability to provide various forms of credit support will be subject to the Credit Facility described in Note 9 to the Consolidated Financial Statements. The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40.5 million. Upon approval of the Bureau of Indian Affairs (the “BIA”), the 66 acre parcel will be transferred to the United States in trust for the Saint Regis Mohawk Tribe.

All of the agreements and plans relating to the development and management of this project are contingent upon various regulatory and governmental approvals, including execution of a compact between the Saint Regis Mohawk Tribe and the State of New York, and approvals must still be received from the BIA and NIGC. On December 1, 2004, the project received all necessary approvals from the Town of Thompson Planning Board and from the Town of Thompson Zoning Board of Appeals. There is no guarantee that the requisite regulatory approvals will be received.

We are party to numerous lawsuits regarding our involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against us. Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.” While we believe that we will prevail on these various matters, there can be no assurance that we will and, if we do not prevail, there can be no assurance that the damages assessed against us would be immaterial. (For a discussion of such litigation, see Mohawk Litigation in Item 3. Legal Proceedings.)

On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development. The Saint Regis Mohawk Tribe announced subsequently that it would withdraw from the memorandum of understanding and continue to negotiate with the State of New York to reach an agreement on the subjects contained in the memorandum of understanding. These negotiations are on-going.

As of December 31, 2004, we have $43 million invested in the development of this project, which is classified as other long-term assets on our consolidated balance sheet. Of that amount, $17 million is to be reimbursed to us by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

Strategy

We have assembled a portfolio of assets that generated $4.2 billion in net revenues in 2004. Our strategy is to expand our core business and create value by:

•       Promoting growth through the development of new projects in new markets and new attractions at our existing properties, with particular focus on leveraging the strength of the Caesars brand name;

•       Increasing operational effectiveness through cost control and productivity enhancements; and

•       Driving profitable revenue growth through new product offerings and technological innovation.

As part of this strategy, as of January 5, 2004, we changed our name to Caesars Entertainment, Inc. in order to capitalize on the Caesars brand name, one of the best known brands in gaming. We believe that there are a number of new development opportunities, both domestically and internationally, for us to expand our Company by bringing this brand and our expertise together. Examples of these new opportunities include the plans to develop a casino resort in London and the Native American project we have announced in California as well as traditional casino hotel operations we are pursuing both domestically and internationally. These opportunities are subject to significant uncertainties, but we are looking at ways to grow our business and the Caesars brand provides us significant leverage in pursuing these opportunities.

We also look to grow our business by reinvesting in our existing properties. We have been making significant enhancements to our flagship property, Caesars Palace, including new restaurants, entertainment venues, casino space, retail and a 949-room hotel tower on which we commenced construction in late 2003. In Atlantic City, The Pier at Caesars will add 325,000 square feet of high-end retail and restaurants and will be connected directly to Caesars Atlantic City. This project is being financed by a third party development company and should open in early 2006. To fully capitalize on that development and to handle the weekend visitor volume in Atlantic City, we are adding a 3,200 space parking garage at the Caesars Atlantic City property that should open in the second quarter of 2005.

Another component of our strategy is to improve our financial results by controlling costs and working more efficiently. We have initiated programs to make improvements in our operations in such areas as energy costs and labor utilization. Another major cost saving initiative has been the use of ticket-in/ticket-out slot technology, also known as cashless slots. We have been a leader in this area with approximately 87% of our domestic slot floor converted to cashless slots as of the end of 2004 (excluding properties held for sale). This initiative reduces labor costs in slot operations and security personnel, and reduces hand pay jackpots and hopper fills.

Other initiatives, some of which we are just introducing, include the expansion of our guest loyalty program known as the Connection Card, our data warehouse and related customer marketing capabilities, our use of the Internet, and other new technology. The Connection Card program is designed to increase our revenues by building customer loyalty. The Connection Card program provides an incentive to our customers to play at our properties within markets and across jurisdictions. Our loyalty program is unique in that we are the first casino company to offer loyalty points for non-casino purchases thereby increasing the incentive for guests to spend the largest possible share of their trip at one of our properties. In a continuing commitment to offer our guests premier gaming options with impressive payouts, we have just debuted our exclusive line of Million Dollar Connection progressive slots in Atlantic City with additional slots scheduled to debut in Mississippi and Nevada. Our data warehouse allows us to market to our guests more efficiently and the Internet allows us to more efficiently manage our room inventory and book rooms. We have also introduced new technology systems in areas such as table games, food and beverage, hotel reservations and marketing and promotion to increase our operating efficiency and improve our guests’ experience.

Marketing

Our domestic market is geographically divided into three regions, each inherent with unique marketing challenges and opportunities. By centralizing our advertising and direct marketing efforts in each region, we have been able to meet our regional marketing needs while still taking advantage of increased efficiencies based on our size and distribution. We continue to manage our customer database in one enterprise-wide data warehouse and, when appropriate, apply best practices throughout all regions.

Our individual casinos continue to successfully target their marketing and promotions to specific customer segments. A broad breakdown of these segments shows four main categories of our guests; locals (guests who reside in close proximity to our properties), convention groups (guests who come to attend trade shows, business conferences or group gatherings), tour and travel groups (guests purchasing travel packages in which airfare, hotel and other amenities are typically offered for one up-front price) and free and independent travelers (guests unaffiliated with any group whose travel is self-directed). Guests in these groups are further classified according to geographic origin, product preferences, spending patterns and other characteristics.

Our properties are marketed through advertising and direct marketing initiatives designed to support and enhance the Connection Card—the customer loyalty program that unites all our casino resorts. With a Connection Card, our guests receive complimentary meals, lodging, and/or entertainment in consideration of various amounts of casino play. Many of our resorts also have a “cash back” feature that rewards customers based on slot play with points that can be redeemed for cash.

Designed to develop new revenue streams while protecting existing ones, the Connection Card loyalty program provides a base of invaluable customer information and encourages customer trial of our new product offerings. The Connection Card is also the first loyalty program in the gaming industry to reward hotel guests for non-gaming cash purchases.

Western Region

Our Nevada product mix was designed to enhance the entertainment experience of guests across all of our market segments. Caesars Palace, Caesars Tahoe and Paris Las Vegas direct their marketing efforts at attracting mid- to high-end casino guests and convention groups.

Bally’s Las Vegas, meanwhile, targets the mid-market, including convention groups and tour and travel groups, while Reno Hilton focuses on the locals market. Flamingo Las Vegas and Flamingo Laughlin have identified value-conscious and mid-market customers as their strongest base.

High-end casino players are steered to Caesars Palace. As part of our marketing efforts to these players, we oftentimes provide them with complimentary rooms, food and beverage and, occasionally, air transportation. Generally, these players either have established casino credit limits or cash on deposit and have previously shown a willingness to wager substantial amounts.

Eastern Region

Our Atlantic City properties are positioned to attract significant walk-in traffic from the Boardwalk. Additionally, promotional dollars are spent to encourage patrons arriving by car or bus to visit our properties. These promotions often include coupons that can be redeemed for cash upon entering the casino.

Bally’s Atlantic City and Caesars Atlantic City are linked by the Wild Wild West Casino and offer amenities to our guests that are designed to attract the mid-market and high-end casino customers. The Atlantic City Hilton focuses on personalized service for high-end and mid-market casino customers.

Mid-South Region

Our Mid-South region consists of seven gaming resorts that operate on dockside barges in Indiana, Louisiana and Mississippi. In Tunica, Mississippi, Bally’s Casino Tunica and the Sheraton Casino & Hotel are marketed to local populations, while Grand Casino Tunica, considered Tunica’s only true destination resort, serves a broad spectrum of customer segments.

Likewise, Caesars Indiana serves multiple customer segments within the Louisville, Kentucky market by featuring amenities that appeal to the value-conscious as well as more upscale customers. Grand Casino Biloxi caters to mid-level customer segments and value-driven travelers, while Grand Casino Gulfport targets the locals market.

Bally’s Casino New Orleans, located only eight miles from the French Quarter of New Orleans, serves locals and mid-market casino patrons.

Credit Policy

We extend credit on a discretionary basis to qualified patrons, especially at our Las Vegas and Atlantic City properties, and to a much lesser extent at our other properties. We maintain strong controls over the extension of credit and evaluate each individual patron’s creditworthiness before extending credit. Collection of our customers’ debts is pursued by appropriate means, including legal proceedings when necessary, although the ultimate collectibility of customer receivables is impacted by many factors including changes in economic conditions in the patrons’ home countries, changes in currency exchange rates, and judicial action.

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

Events of September 11, 2001; Acts of Terrorism and War; Insurance Coverage

The terrorist attacks of September 11, 2001 had a significant impact on the travel and tourism industries in which we operate. The significant reduction in both business and leisure air travel following the attacks reduced visitation to our Las Vegas properties, causing our operating results to decline significantly. Our properties in markets outside of Las Vegas, which are not as dependent on air travel, did not experience as much business disruption. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect our business and results of operations. Future acts of terror in the United States or an outbreak of hostilities involving the United States may again reduce our guests’ willingness to travel with the result that our operations will suffer.

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

Competition

There is intense competition in the gaming industry. Our properties compete on a variety of basis including: the quality of amenities such as guest rooms, dining, entertainment and retail operations; marketing and promotional matters; and the location of our properties. Each property targets differing customer segments and competes accordingly. For more information on targeted customer segments, please see the “Marketing” section above. The construction of new properties or the enhancement or expansion of existing properties in any market in which we operate could have a negative impact on our business in that market.

In Atlantic City we compete with nine other hotel casinos on or near the Atlantic City Boardwalk. The Borgata, a 2,000-room hotel casino opened in July 2003 in Atlantic City, New Jersey, significantly increased the capacity in that market. Other competitors in Atlantic City have completed expansions of their hotels and others have announced expansion projects. The State of New Jersey has from time to time considered approving video lottery terminals (“VLTs”) at the racetracks in the state and increasing certain taxes that may impact the gaming industry, including a proposed increase in the gross gaming tax from 8% to 10%. Current circumstances indicate that certain state policy makers and officials are considering VLTs at New Jersey’s northern race tracks. If VLTs are approved, it could adversely affect our operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect our results of operations.

In Las Vegas, we compete with numerous other casino properties on or near the Las Vegas Strip. Several of our competitors in Las Vegas, Nevada have expanded or are currently expanding their operations with additional hotel towers, adding a significant number of new hotel rooms to the Las Vegas market. In addition, Wynn Resorts is constructing a casino resort expected to be completed in the second quarter of 2005 and the Las Vegas Sands is constructing a 3,025-room casino resort expected to be completed during the second quarter of 2007.

In Mississippi, we compete with ten other casino properties on or near the Mississippi Gulf Coast. In Biloxi, Mississippi, a new competitor has broken ground on a 306-room hotel casino which will include 48,500 square feet of gaming space. The hotel casino is expected to be completed in late summer of 2005. This will be the first new casino to open on the Mississippi Gulf Coast since 1999. In northern Mississippi, we compete with 6 casino properties located in Tunica County, Mississippi.

Our businesses may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City, Las Vegas, and the Gulf Coast and/or (ii) by other projects not yet announced in any of the other markets. In addition, our operations in Laughlin, Nevada and Northern Nevada have been adversely impacted and may continue to be adversely impacted by the expansion of Native American gaming in California and Arizona.

The business at our casino hotels will also be adversely affected if gaming were to be newly legalized or expanded under the laws of any state or locale located near our existing properties. Particularly, the legalization of gaming operations in locations near Las Vegas, Atlantic City or Mississippi will negatively affect our properties located there. In 2004, the Pennsylvania legislation approved gaming legislation which was signed into law by the Governor. The legislation allows for 12 full licenses and two resort licenses. The full licenses would consist of seven race track licenses and five non-track licenses. In addition, we understand that several other states surrounding our existing operations, including Maryland, Delaware and Kentucky, are considering the legalization of some form of casino and/or slot gaming or the expansion of existing gaming activities. The legalization of any form of casino gaming in these or other states could adversely affect our operating results.

We also compete with legalized gaming from casinos located on Native American tribal lands. In October 2001, the New York State Legislature enacted a bill, which the governor signed, authorizing a total of six Native American casinos in the State of New York-three in Western New York and three in the Catskill Region-and approved the use of VLTs at racetracks and authorized the participation of New York State in a multi-state lottery. The first operations of VLTs at racetracks opened in January 2004. There are currently two operations using VLTs and more may open in 2005. This could adversely affect visitation of our Atlantic City properties from New York. In California, there has been a proliferation of casino-style gaming on tribal lands, and there is consideration by the governor of California of an initiative to increase the scope of such operations in exchange for tax revenue. The presence of Native American casinos in California has had a negative impact on the results of our Nevada casinos, and an increase in the capacity of those casinos in California can be expected to further impact our Nevada operations.

Several states are considering or have announced plans to allow VLTs or slot machines at racetracks in consideration of tax revenue from those operations. To the extent that these operations are conducted in states in which we have properties, or in neighboring states, we could be adversely affected.

The Company’s operations are seasonal. Specifically, the Las Vegas market, and our properties in Las Vegas experience the highest business levels during the first and second calendar quarters while our Atlantic City operations are adversely impacted by inclement weather, mostly in the first and fourth calendar quarters. Additionally, special events such as a sporting event or a concert, or visits by our premium players, and the timing of holidays can impact our results for the respective period. Generally, the Company experiences the highest business levels in the third calendar quarter and the lowest business levels in the fourth calendar quarter.

Environmental Matters

Caesars Entertainment, like others in our industry, is subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (collectively, “Environmental Laws”). We endeavor to maintain compliance with Environmental Laws, but, from time to time, current or historical operations at our properties may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.

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

Nevada Gaming Laws

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act (the “Nevada Act”) and the regulations promulgated thereunder and various local regulations. Our Nevada gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and, depending on the facility’s location, the Clark County Liquor and Gaming Licensing Board, Douglas County or the City of Reno, which we refer to collectively as the “Nevada Gaming Authorities.”

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

If the Nevada Gaming Commission determined that we or a licensed subsidiary violated the Nevada Act, it could limit, condition, suspend or revoke our gaming licenses. In addition, we, the licensed subsidiary, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Commission. Further, a supervisor could be appointed by the Nevada Gaming Commission to operate a licensed subsidiary’s gaming establishment and, under specified circumstances, earnings generated during the supervisor’s appointment, except for the reasonable rental value of the premises, could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license of a licensed subsidiary and the appointment of a supervisor could, or revocation of any gaming license would, have a material adverse effect on our gaming operations.

Any beneficial holder of our common stock, or any of our other voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have that person’s suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires a beneficial ownership of more than 5 percent of our voting securities to report such acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10 percent of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Act, which acquires beneficial ownership of more than 10 percent, but not more than 15 percent, of our voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds our voting securities for investment purposes only. Under certain circumstances, an institutional investor which has obtained a waiver can hold up to 19 percent of our voting securities for a limited period of time and maintain the waiver. An institutional investor will be deemed to hold our voting securities for investment purposes if it acquired and holds our voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly:

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

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the securities or the proceeds there from to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes. On December 16, 2004, the Nevada Gaming Commission granted us prior approval to make public offerings for a period of two years, subject to specified conditions, which we refer to as the “shelf approval.” The shelf approval also applies to any company we wholly own that is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The shelf approval also includes approval for the licensed subsidiaries to guarantee any security issued by, and to hypothecate their assets to secure the payment or performance of any obligations issued by, us or an affiliate in a public offering under the shelf approval. The shelf approval also includes approval to place restrictions upon the transfer of and enter into agreements not to encumber the equity securities of the licensed subsidiaries, which we refer to as “stock restrictions.” The shelf approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The shelf approval does not constitute a finding, recommendation or approval of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities offered by the offering memorandum. Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

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

•       the number of gaming devices operated; or

•       the number of table games operated.

A live entertainment tax of 10 percent (or in some cases, five percent) is also paid by casino operations where entertainment is furnished in connection with an admission charge, the selling or serving of food or refreshments or the selling of merchandise. Nevada corporate licensees that hold a license as an operator of a slot machine route, or a manufacturer’s or distributor’s license, also pay fees and taxes to the State of Nevada. The licensed subsidiaries currently pay monthly fees to the Nevada Gaming Commission equal to a maximum of 6.75 percent of gross gaming revenues.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Gaming Control Board of the licensee’s participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

New Jersey Gaming Laws

The ownership and operation of casino gaming facilities in Atlantic City are subject to the New Jersey Casino Control Act (the “New Jersey Act”), regulations of the New Jersey Casino Control Commission (the “New Jersey Commission”) and other applicable laws. No casino may operate unless it obtains the required permits or licenses and approvals from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming and gaming related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily:

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

The New Jersey Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier of a casino licensee. “Security” is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity, such as common stock or preferred stock, or a creditor interest in an entity, such as a bond, note or mortgage. The New Jersey Act requires that the corporate charter of a publicly traded affiliate of a casino licensee must require that a holder of the company’s securities who is disqualified by the New Jersey Commission dispose of the securities. The corporate charter of a casino licensee or any privately-held affiliate of the licensee must:

•       establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company; and

•       create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company if the New Jersey Commission disapproves a transfer of the security under the New Jersey Act.

The New Jersey Commission has approved our corporate charter. The corporate charters of our subsidiaries that operate Bally’s Atlantic City, the Atlantic City Hilton, and Caesars Atlantic City and their privately-held affiliates likewise conform to the New Jersey Act’s requirements described above for privately-held companies.

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

For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if the holder owns or beneficially holds 5 percent or more of any class of the equity securities of the corporation, unless the security holder rebuts the presumption of control or ability to elect by clear and convincing evidence. An “institutional investor,” as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10 percent of any class of the equity securities of a publicly traded holding or intermediary company of a casino licensee and:

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

With respect to debt securities, the New Jersey Commission generally requires a person holding 15 percent or more of a debt issue of a publicly traded affiliate of a casino licensee to qualify under the New Jersey Act. We cannot assure you that the New Jersey Commission will continue to apply the 15 percent threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. The New Jersey Commission may make an exception to the qualification requirement for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder’s position in the aggregate is not more than 20 percent of the total outstanding debt of the affiliate and not more than 50 percent of any outstanding publicly traded issue of the debt, and if the institutional investor meets the conditions specified in the above paragraph. As with equity securities, the New Jersey

Commission may grant a waiver of qualification to institutional investors holding larger positions upon a showing of good cause and if the institutional investor meets all of the conditions specified in the above paragraph.

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

•       if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it will provide not less than 30 days’ notice of its intent and will file with the New Jersey Commission an application for qualification before taking the action; and

•       the holder acknowledges that it is subject to the jurisdiction of the New Jersey Commission and the requirements of the New Jersey Act and the regulations promulgated thereunder.

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

Persons who are required to qualify under the New Jersey Act because they hold debt or equity securities, and are not already qualified, are required to place the securities into an interim casino authorization trust pending qualification. Unless and until the New Jersey Commission has reason to believe that the investor may not qualify, the investor will retain the ability to direct the trustee how to vote, or whether to dispose of, the securities. If at any time the New Jersey Commission finds reasonable cause to believe that the investor may be found unqualified, it can order the trust to become “operative,” in which case the investor will lose voting power, if any, over the securities but will retain the right to petition the New Jersey Commission to order the trustee to dispose of the securities.

Once an interim casino authorization trust is created and funded, and regardless of whether it becomes operative, the investor has no right to receive a return on the investment until the investor becomes qualified. Should an investor ultimately be found unqualified, the trustee would dispose of the trust property, and the proceeds would be distributed to the unqualified applicant only in an amount not exceeding the actual cost of the trust property. Any excess proceeds would be paid to the State of New Jersey. If the securities were sold by the trustee pending qualification, the investor would receive only actual cost, with disposition of the remainder of the proceeds, if any, to await the investor’s qualification hearing.

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

Mississippi Gaming Laws

The ownership and operation of casino facilities in the State of Mississippi, such as those at Grand Casino Biloxi, Grand Casino Gulfport, Grand Casino Tunica, Sheraton Casino & Hotel and Bally’s Casino Tunica, are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission (the “Mississippi Commission”).

The Mississippi Gaming Control Act (the “Mississippi Act”) is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

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

Dockside gaming is permissible in nine of the fourteen eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The Mississippi Act permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming.

We and any subsidiary of ours that operates a casino in Mississippi (a “Mississippi Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. We are registered under the Mississippi Act as a publicly traded corporation (a “Registered Corporation”) of our Mississippi Gaming Subsidiaries. A Registered Corporation is required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. If we are unable to continue to satisfy the registration requirements of the Mississippi Act, we and the Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission. We have obtained such approvals in connection with the licensing of the Mississippi Gaming Subsidiaries.

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

At any time, the Mississippi Commission has the power to investigate and require a finding of suitability of any of our record or beneficial stockholders. The Mississippi Act requires any person who acquires more than five percent (5%) of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission (“SEC”), to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent (10%) of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. If a shareholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of more than five percent (5%) of any class of voting securities of a Registered Corporation. However, under certain circumstances, an “institutional investor,” as defined in the Mississippi Commission’s regulations, which acquires more than ten percent (10%) but not more than fifteen percent (15%) of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include:

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

Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond the time that the Mississippi Commission prescribes may be guilty of a misdemeanor. We may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or the Mississippi Gaming Subsidiaries, the company involved:

•       pays the unsuitable person any dividend or other distribution upon such person’s voting securities;

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

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to:

•       assure the financial stability of corporate gaming operations and their affiliates;

•       preserve the beneficial aspects of conducting business in the corporate form; and

•       promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases that treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi’s gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi and to the counties or cities in which a Mississippi Gaming Subsidiary’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

•       a percentage of the gross gaming revenues received by the casino operation,

•       the number of gaming devices operated by the casino, or

•       the number of table games operated by the casino.

The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings) and equals four percent (4%) of gaming receipts of $50,000 or less per month, six percent (6%) of gaming receipts that exceed $50,000 but do not exceed $134,000 per month, and eight percent (8%) of gaming receipts that exceed $134,000 per month.

The foregoing license fees we pay are allowed to be used as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which our casino operations are located equals approximately four percent (4%) of the gaming receipts.

The Mississippi Commission’s regulations require as a condition of licensure or license renewal that an existing licensed gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which amount to at least twenty-five percent (25%) of the casino cost. The Mississippi Commission adopted amendments to the regulation that increase the infrastructure development requirement from twenty-five percent (25%) to one hundred percent (100%) for new casinos (or upon acquisition of a closed casino) but grandfather existing licensees. We believe that our Mississippi Gaming Subsidiaries are in compliance with the previously existing infrastructure requirement and are not subject to the increased infrastructure requirement.

Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by our Mississippi Gaming Subsidiaries. All of our Mississippi Gaming Subsidiaries operate in areas designated as special resort areas, which allow our Mississippi Gaming Subsidiaries to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon us and our business, financial condition, and results of operations. Certain of our and our Mississippi Gaming Subsidiaries’ key officers and managers must be investigated by the Alcohol Beverage Control Division in connection with their liquor permits and changes in key positions must be approved by the Alcohol Beverage Control Division.

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

The Louisiana Board must find suitable the applicant, its officers, directors, key personnel, partners and persons holding a 5 percent or greater interest in the holder of a gaming license. The Louisiana Board may, in its discretion, also review the suitability of other security holders of, or persons affiliated with, a licensee. This finding of suitability requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. Our Louisiana affiliate, Bally’s Louisiana, Inc., has filed the required forms with the Louisiana regulatory authorities with respect to a finding of suitability.

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

The Louisiana Board may impose similar approval requirements on holders of securities of any intermediary or holding company of the licensee. Effective as of April 1, 2001, the State of Louisiana taxes riverboat gaming operations at the rate of 21.5 percent of net gaming proceeds. However, our riverboat at Bally’s Casino New Orleans is subject to the following taxes on riverboat gaming operations effective as of April 1, 2001:

•       for any month in which the Bally’s Casino New Orleans receives net gaming proceeds of less than $6 million, we must pay a tax equal to 18.5 percent of net gaming proceeds;

•       for any month in which  Bally’s Casino New Orleans receives net gaming proceeds of at least $6 million but less than $8 million, we must pay a tax equal to 20.5 percent of net gaming proceeds for that month; and

•       for any month in which the Bally’s Casino New Orleans receives net gaming proceeds of $8 million or more, we must pay a tax equal to 21.5 percent of net gaming proceeds for that month.

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

Indiana Gaming Laws

Our Indiana casino riverboat operations are subject to the provisions of Indiana Code 4-33 (the “Indiana Riverboat Act”) and the licensing and regulatory control of the Indiana Gaming Commission, as well as various local, county, and state regulatory agencies.

The Indiana Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Indiana, including comprehensive law enforcement provisions. The Indiana Riverboat Act vests the Indiana Gaming Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in the State of Indiana. The Indiana Gaming Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Indiana.

The Indiana Riverboat Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. Effective July 1, 2003, a company may own up to 100 percent of two separate riverboat owner’s licenses.

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

Each owner’s license runs for an initial period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Riverboat Act and the rules and regulations adopted there under. All riverboat licensees have a continuing duty to maintain suitability for licensure and are required to notify the Indiana Gaming Commission of any material change in the information submitted in its application or any other matter which would render the licensee ineligible. An owner’s license does not create a property right but is a revocable privilege contingent upon continuing suitability for licensure. A licensed owner undergoes a complete investigation every three years.

The Indiana Gaming Commission may revoke, restrict or suspend an owner’s license at any time that the Indiana Gaming Commission determines the licensee is in violation of the Indiana Riverboat Act or the rules and regulations of the Indiana Gaming Commission or if the Indiana Gaming Commission determines revocation of the license is in the best interest of the State of Indiana and will protect and enhance the credibility and integrity of riverboat gambling operations. If the Indiana Gaming Commission determines that a licensee is in violation of the Indiana Riverboat Act or the rules and regulations promulgated by the Indiana Gaming Commission, the Indiana Gaming Commission may initiate a disciplinary proceeding to revoke, restrict or suspend the license or take such other action, including imposition of civil penalties, that the Indiana Gaming Commission deems necessary. If for any reason the license is terminated, the assets of the riverboat gambling operation must be secured and cannot be disposed of without the approval of the Indiana Gaming Commission and the licensee remains under the jurisdiction of the Indiana Gaming Commission until all matters related to the license have been resolved.

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

The Glory of Rome riverboat casino has been licensed to conduct gaming operations by the Indiana Gaming Commission pursuant to a license originally granted to RDI/Caesars Riverboat Casino, L.L.C., which we acquired from Starwood. An ownership interest in an owner’s riverboat license may only be transferred after receiving approval from the Indiana Gaming Commission and upon compliance with the regulations issued under the Indiana Riverboat Act. The Indiana Gaming Commission approved the transfer of the interest in the riverboat owner’s license to the Company on March 30, 2000. The Indiana Gaming Commission also approved the transfer of the minority interest in the license holder to the Company’s subsidiary in December 2004.

A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against an owner’s riverboat gaming license.

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

On June 22, 2002, the Indiana General Assembly passed significant legislation amending the Indiana Riverboat Act to allow the Indiana Gaming Commission to authorize the riverboats to implement a “flexible scheduling” plan, which essentially permits dockside gaming during all hours that a riverboat is open for operations. A riverboat that implements a “flexible scheduling” plan is no longer required to cruise, is no longer required to conduct time-limited gaming sessions, and is permitted to conduct gaming operations and allow the continuous ingress and egress of patrons onto the riverboat while the riverboat is docked.

A riverboat licensee that implements “flexible scheduling” must pay a $3.00 admission tax for each person admitted to the riverboat, and must pay a graduated wagering tax on adjusted gross receipts from gaming. The graduated wagering tax is calculated on adjusted gross receipts received during the time period beginning July 1 of each year and ending June 30 of the following year. The wagering tax is calculated as follows:

•       fifteen percent (15%) of the first twenty-five million dollars ($25 million) of adjusted gross receipts;

•       twenty percent (20%) of adjusted gross receipts in excess of $25 million but not exceeding fifty million dollars ($50 million);

•       twenty five percent (25%) of adjusted gross receipts in excess of $50 million but not exceeding seventy-five million dollars ($75 million);

•       thirty percent (30%) of adjusted gross receipts in excess of $75 million but not exceeding one hundred fifty million dollars ($150 million); and

•       thirty-five percent (35%) of adjusted gross receipts in excess of one hundred fifty million dollars ($150 million).

The tax imposed is to be paid to the Indiana Department of Revenue before the close of the business day following the day when the wagers are made. A riverboat license may be suspended for failure to pay such tax.

Caesars Indiana implemented “flexible scheduling” as of August 1, 2002, pursuant to authorization from the Indiana Gaming Commission.

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

The Indiana Riverboat Act places special emphasis upon minority and women’s business enterprise participation in the riverboat industry. Any person issued a riverboat owner’s license must establish goals of expending at least 10 percent of the total dollar value of the licensee’s contracts for goods and services with minority business enterprises and 5 percent of the total dollar value of the licensee’s contracts for goods and services with women’s business enterprises. The Indiana Gaming Commission may suspend, limit or revoke the owner’s license or fine or impose appropriate conditions on the licensee to ensure these goals are met. The Indiana Gaming Commission has indicated it will be vigilant in monitoring attainment of these goals.

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

The Indiana Riverboat Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate’s committee or to a regular party committee by the holder of a riverboat owner’s license or a supplier’s license, by an officer of a licensee or by an officer of a person that holds at least a 1 percent interest in the licensee. The Indiana Gaming Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner’s license or a supplier’s license of officers of the licensee, officers of persons that hold at least a 1 percent interest in the licensee, and of persons who directly or indirectly own a 1 percent interest in the licensee.

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

On September 12, 2003, the Indiana Gaming Commission conducted its five-year suitability review of Caesars Indiana and renewed its riverboat owner’s license for one year. The license is renewable on an annual basis, and the property will undergo a complete suitability investigation every three years.

Queensland, Australia Gaming Laws

Queensland, Australia, like the jurisdictions discussed above, has comprehensive laws and regulations governing the conduct of casino gaming. All persons connected with the ownership and operation of a casino, including us, our subsidiary that has management agreements with the Conrad Jupiters Gold Coast and the Conrad Treasury Brisbane and their principal stockholders, directors and officers, must be found suitable and/or licensed. A casino license once issued remains in force until surrendered or canceled. Queensland law defines the grounds for cancellation and, in that event, an administrator may be appointed to assume control of the casino hotel complex. The Queensland authorities have also conducted an investigation of, and have found suitable, us and our subsidiary BI Gaming Corp., which has management agreements with the Conrad Jupiters Gold Coast and Conrad International Treasure Casino Brisbane. The Queensland authorities recently adopted legislation and implemented regulations to permit the Company’s arrangements with Jupiters’ owners, TABCORP, to undertake stand-by management responsibilities with Jupiters

Queensland imposes taxes on gaming operations at the rate of 20 percent of gross gaming revenues, except that gaming revenues arising from persons or groups participating in special flight programs or “junkets” are taxed at a 10 percent rate. A casino community benefit levy of 1 percent of gross gaming revenues is also imposed.

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

Pursuant to the Gaming Control Act and the terms of Windsor Casino Limited’s registration, the Registrar of Alcohol and Gaming must approve any change in the directors or officers of Windsor Casino Limited. The Gaming Control Act also provides that the Alcohol and Gaming Commission of Ontario may require the submission of disclosures and informational material from any person who has an interest in Windsor Casino Limited. This includes parent companies and their directors and officers.

The Registrar of Alcohol and Gaming has the power, subject to the Gaming Control Act, to grant, renew, suspend or revoke registrations. The Registrar is entitled to make such inquiries and conduct such investigations as are necessary to determine that applicants for registration meet the requirements of the Gaming Control Act and to require information or material from any person who has an interest in an applicant for registration. The criteria to be considered in connection with registration under the Gaming Control Act include the financial responsibility, integrity and honesty of the applicant and the public interest. The Registrar may, at any time, revoke, suspend or refuse to renew Windsor Casino Limited’s registration for any reason that would have disentitled it to registration.

Changes to these laws and regulations could have an adverse effect on our casino gaming operations in Ontario.

Nova Scotia, Canada Gaming Laws

Our Nova Scotia casino gaming operations are subject to the regulatory control of the Nova Scotia Alcohol and Gaming Authority (“NSAGA”) pursuant to the Nova Scotia Gaming Control Act and certain contractual obligations to the Nova Scotia Gaming Corporation (“NSGC”), a provincial crown corporation owned by the Province of Nova Scotia.

One of our subsidiaries owns a 95 percent partnership interest in a registered partnership known as Metropolitan Entertainment Group (“Metropolitan”) that operates casinos in Halifax and Sydney, Nova Scotia, on behalf of NSGC, pursuant to an Operating Contract with NSGC. The Operating Contract imposes certain obligations on Metropolitan relating to the operation of the Halifax and Sydney casinos.

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

NSAGA has the power to suspend or to revoke Metropolitan’s registration at any time for any reason that would have disentitled Metropolitan to obtain registration or renewal of registration. Grounds for suspension or revocation include the lack of financial responsibility, integrity and honesty of the casino operator, parent companies of the casino operator and their officers and directors, failure to act in the public interest and failure to disclose information required by the Director of Investigations.

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

The Gauteng Gambling Board may recover from the applicant all reasonable expenses incurred by the Gauteng Gambling Board in conducting the necessary investigation in respect of the application. Where consent is not granted, the acquiring entity shall, within the prescribed period and in the manner prescribed or determined by the Gauteng Gambling Board, dispose of the interest in question. In addition, the casino license holder must notify the Gauteng Gambling Board of the acquiring entity’s identity and address as soon as practicable after it becomes aware of the procurement of an interest in it. The Gauteng Gambling Board has issued a permanent license subject to certain operating conditions to our casino gaming operations in South Africa.

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

Regulations adopted by the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of certain amounts occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. FinCEN has also established regulations pertaining to the reporting of certain transactions deemed to be suspicious. These regulations require our operating subsidiaries to develop and implement compliance and reporting programs. We believe our programs meet the requirements of the applicable regulations.

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

Employees

At December 31, 2004, we had approximately 50,000 employees, of which approximately 19,000 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. We believe that the aggregate compensation benefits and working conditions afforded our employees compare favorably with those received by employees in the gaming industry generally. Although strikes of short duration have from time to time occurred at certain of our facilities, we believe our employee relations are satisfactory.

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

•       The pending merger of the Company with Harrah’s Operating Company, Inc. (“Harrah’s Operating”), creates a number of uncertainties including risks associated with the effects of the pendency of the merger on the Company’s operations and customers and risks associated with delays or the failure to complete the transaction.

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

•       The Company’s development projects are subject to many factors, some of which are beyond the Company’s control. Development projects are dependent on factors such as reaching definitive agreements with third parties, securing sites and land, obtaining requisite governmental approvals, the effect of the pending transaction with Harrah’s Operating and competing for such development projects with other gaming and resort companies. Further, while the Company is pursuing and will continue to pursue development opportunities there can be no assurance that such opportunities will become operational.

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

•       In the Canadian provinces of Nova Scotia and Ontario, there is currently effective or pending legislation or regulation that would ban cigarette smoking within certain locations, including the casinos in the Provinces. Additionally, certain states in which the Company operates have considered, and may in the future consider, anti-smoking legislation. If any such legislation is adopted, the Company believes that such legislation would have a negative impact on casino operations, due to reduced number of visits and/or shortened length of visits.

•       There is intense competition to attract and retain management and key employees in the gaming industry, which risk may be further increased as a result of the pending merger with Harrah’s Operating. Our business could be adversely affected in the event of the inability to recruit or retain key personnel.

While the Company from time to time communicates with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential business information. It should not be assumed that we agree with any statement or report issued by any analysts, irrespective of the content of the statement or report.

Item 2.   PROPERTIES

Casino hotels owned and operated, leased and managed by the Company are listed and described in Item 1 of this report.

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

Mohawk Litigation

In April 2000, we entered into an agreement with the Saint Regis Mohawk Tribe (the “Tribe”) pursuant to which we obtained the exclusive rights to develop a Class II or Class III casino project in the State of New York with the Tribe. There are various parties alleging that the grant of rights to the Company infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

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

On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe’s existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In the second quarter of 2004, the parties reached a settlement, with neither side admitting liability, wherein the litigation was dismissed with prejudice and the Company agreed to make certain payments as follows: (i) $4 million to a charitable institution of plaintiff’s choice, of which $2 million was paid immediately and $2 million will be paid in two years; and (ii) after the occurrence of certain events, among others the receipt of regulatory approvals with respect to the Company’s management agreement with the Tribe, four annual payments of $750,000 to the same charitable institution and four annual payments of $250,000 to the plaintiff.

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

On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al. Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company (“President”) in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe’s failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans. Plaintiffs allege causes of action for interference with contract, interference with business relations, Donnelly Act violations and unfair competition. All defendants have moved for dismissal of the complaint. After the Defendants moved to dismiss the Complaint, Plaintiffs filed an Amended Complaint against the same Defendants on March 31, 2004, withdrawing the previous claims for unfair competition and Donnelly Act violations, removing claim for treble and punitive damages, asserting purported causes of action for interference with contract, interference with prospective business relations, constructive trust and accounting against the Company, and alleging unspecified damages in the amount of $20 million against the company. On May 14, 2004, all of the Defendants moved to dismiss the Amended Complaint. Opposition to this Motion was filed on June 30, 2004, and the Defendants’ reply papers were filed on July 30, 2004. The Motion is awaiting a decision. The Company believes the matter is without merit and will vigorously contest the case.

On March 29, 2001, the Company and its then general counsel, Clive Cummis, sued thirty individual Tribal members in the Supreme Court of the State of New York in the case of Park Place Entertainment Corp., et al. vs. Marlene Arquette, et al., alleging malicious defamation and prima facie tort in connection with the individuals’ purported “Tribal Court” proceedings and media publication of their purported “default judgment” against the Company, all of which the Company believes has been injurious to the good name and reputation of the plaintiffs and seeks compensatory damages in an amount to be proved at trial (plus interest, costs and disbursements including reasonable attorney fees), as well as unspecified punitive damages. Defendants asserted a counterclaim alleging the action was commenced in violation of New York’s Civil Rights Law. Defendant Michael Rhodes-Devey moved to change venue to Franklin County, New York and to dismiss the complaint. By order dated November 14, 2001, the Court granted the change of venue motion and denied without prejudice the motion to dismiss. Plaintiffs moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, defendants cross-moved to dismiss the complaint. By Decision and Order dated September 9, 2002, the Court denied defendants’ motion to dismiss the complaint and plaintiffs’ cross-motion to dismiss the counterclaim. This matter has been settled, pending final court approval for execution of documents in exchange for mutual releases. Several individual defendants were not available to execute settlement documents. Recent discussions with the Tribe’s counsel indicate that all but one defendant have been located and have agreed to sign. The single hold-out will not prevent consummation of the settlement. The Company is awaiting execution of those documents and has applied to the court to continue the matter administratively pending final execution.

On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion “Tribal Court” default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported “Tribal Court” in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the BIA. After the parties made cross-motions for summary judgment, the parties agreed to settle the action with discontinuance. A settlement agreement has been circulated for signature by all the plaintiffs. Although a signed settlement agreement has not been exchanged, the Court has discontinued the action without prejudice.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti’s efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe’s reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District of New York. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court’s dismissal of plaintiff’s claims for tortious interference with contractual relations. On November 26, 2002, the Court denied plaintiff’s motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court’s dismissal of the action, affirming the dismissal of Scutti’s claim for tortious interference with contractual relations, and vacating the dismissal of Scutti’s claim for tortious interference with prospective business relations and remanding the case to the District Court regarding only that claim. Upon remand to the District Court, the parties engaged in discovery, and the Company moved for summary judgment. We expect a decision on that motion in the second quarter of 2005. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs’ claims to invalidate the Legislature’s authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. On July 17, 2003, the Supreme Court granted defendants’ summary judgment motions, upholding the constitutionality of the legislation and dismissing plaintiffs’ complaints in their entirety. The plaintiffs appealed this decision and both sides were heard in December 2003. On July 7, 2004, the Appellate Division of the Supreme Court of the State of New York, Third Department, held that the legislation authorizing six new Native American casinos in New York State, including three in the Catskills, is consistent with the New York State Constitution as well as applicable state and federal law. Plaintiffs filed a notice of appeal from the Third Department’s decision to the New York State Court of Appeals, the highest court in the state.

On January 3, 2005, Murrietta Lee filed a notice of petition and verified petition against the Town of Thompson Planning Board, The St. Regis Mohawk Tribe, Caesars Entertainment, Inc., Milton Kutsher Associates and Louis Kutsher and Sons in the Supreme Court of the State of New York, County of Sullivan requesting judgment annulling the subdivision and site plan approvals granted by the Town of Thompson Planning Board on December 1, 2004 pursuant to the New York State Environmental Quality Review Act. The petition also requests the Court order the Thompson Planning Board to require a Supplemental Environmental Impact Statement to consider the cumulative impacts of up to five casinos in Sullivan County. The defendants have filed a motion to dismiss.

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

Stockholder Litigation

On July 15, 2004, a purported class action (Derasmo v. Caesars Entertainment, Inc. et al) was filed in the District Court for Clark County, Nevada, on behalf of the owners of Caesars Entertainment, Inc. shares of common stock against Caesars and its directors. The lawsuit alleged breach of fiduciary duties owed to Caesars stockholders in approving and pursuing the plan to sell the Company, and, in particular, that the proposed transaction involving the acquisition of Caesars by Harrah’s provides benefits to the members of the board of directors not available to the Caesars stockholders. The lawsuit sought, among other relief, an injunction and a declaration that the proposed transaction is unlawful. On September 9, 2004, the defendants filed a motion to dismiss the complaint. The plaintiff did not file a response to the motion and decided to dismiss the complaint without prejudice. On October 20, 2004, the court entered and filed a stipulation and order to dismiss the complaint without prejudice.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol “CZR.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock.

	2004		2003
	High	Low	High	Low
First quarter	$13.74	$10.93	$8.64	$6.50
Second quarter	15.22	12.01	9.23	6.90
Third quarter	16.84	13.20	10.00	8.22
Fourth quarter	20.20	16.68	11.09	8.87

As of February 21, 2005 there were approximately 9,348 holders of record of our common stock.

Dividends

We have not paid cash dividends for the fiscal years ended December 31, 2004 and 2003. We do not currently anticipate paying cash dividends.

Equity Compensation Plan Information

The following table reflects information about our equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	16,990,163	$9.35	—
Equity compensation plan approved by security holders(2)	2,098,000	$10.30	17,902,000
Equity compensation plans not approved by security holders(3)	1,502,644	$0.00	—
Total	20,590,807	$8.76	17,902,000

(1)          Represents stock options pursuant to the 1998 Stock Incentive Plan and the 1998 Independent Directors Stock Option Plan. No further awards will be made under these plans, which were replaced by the 2004 Long Term Incentive Plan.

(2)          Represents stock based awards pursuant to the 2004 Long Term Incentive Plan.

(3)          Represents supplemental retention rights (“Rights”). The Rights vest over 4 years and are payable in shares of Caesars Entertainment’s common stock, on a one-for-one basis, upon the grantee’s retirement or the grantee may make a one-time election upon the grantee attaining retirement eligibility (age 65 or age plus years of service equal to 55) to have an “in service” distribution while still employed by Caesars Entertainment of up to 50 percent of the vested Rights. No further awards will be made under this plan which was replaced by the 2004 Long Term Incentive Plan.

Repurchases of Equity Securities

There were no shares repurchased during the fourth quarter ended December 31, 2004.

Item 6.   SELECTED FINANCIAL DATA

We have derived the following historical information from our audited financial statements for 2000 through 2004. The information is only a summary and should be read in conjunction with Management’s Discussion and Analysis in Item 7 and the historical financial statements and related notes in Item 8.

	Fiscal Years Ended or as of December 31,
	2004	2003	2002	2001	2000
	(dollars in millions, except per share amounts)
Results of Operations(1):
Total net revenue	$4,206	$3,945	$3,924	$3,829	$3,804
Total operating income	622	434	549	483	669
Income from continuing operations before cumulative effect of accounting change(2)(3)	184	69	166	52	163
Income from continuing operations before cumulative effect of accounting change per share
Basic	$0.60	$0.23	$0.55	$0.17	$0.54
Diluted	$0.58	$0.23	$0.55	$0.17	$0.53
Balance Sheet:
Total assets	$9,597	$9,498	$9,671	$10,799	$10,995
Total debt	4,151	4,619	4,910	5,308	5,398
Total stockholders’ equity	3,482	3,058	2,957	3,767	3,784

(1)          On December 24, 2003, we announced that we had entered into a definitive agreement to sell the Las Vegas Hilton which was consummated on June 18, 2004. During 2004, we have entered into definitive agreements to sell the Atlantic City Hilton, Bally’s Casino Tunica, Bally’s Casino New Orleans, Caesars Tahoe and our interests in Caesars Gauteng. The results of these properties have been reclassified to Discontinued Operations on the statement of operations and certain assets and liabilities have been reclassified to Assets Held for Sale and Liabilities Related to Assets Held for Sale. Prior years have been reclassified to conform to the new presentation. This reclassification had no impact on previously reported net income (loss).

(2)          Excludes discontinued operations for all periods and a charge for the cumulative effect of an accounting change of $979 million related to goodwill in 2002. In accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, on January 1, 2002, the Company no longer amortizes goodwill.

(3)          Includes the following significant items that affect comparability between years:

•       For 2004, $22 million in costs related to the pending merger with Harrah’s Operating.

•       For 2003, an $89 million asset impairment charge at our Flamingo Laughlin property.

•       For 2002, a $44 million gain related to the sale of our interest in Jupiters Limited.

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

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the largest casino/hotel operators in the United States. We have a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States. Our properties operate under the Caesars, Bally’s, Flamingo, Grand Casinos, Hilton and Paris brand names. In order to better leverage what we believe is the best known brand name in gaming and to better position our Company throughout our existing markets and future development opportunities, we changed our name from Park Place Entertainment Corporation to Caesars Entertainment, Inc. in January 2004.

Operational Discussion

Our primary sources of revenue consist of casino operations, room rentals, and food and beverage sales. We generate approximately 68% of our net revenues from casino operations. Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno, Poker and Race and Sports. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

Casino revenues vary from time to time due to the popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in our hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. We are also using technology to increase revenues and/or decrease expenses. Some examples of our new technology are cashless wagering on slot machines and business-intelligence software to manage food and beverage operations and increase yield on hotel rooms. Casino revenues, room revenues, food and beverage revenues, and other revenues also vary due to general economic conditions and competition.

We believe that our increased revenues and improved operating results for the year ended December 31, 2004 reflect the impact of increased consumer spending and confidence in the economy. We experienced increased revenues in all areas of our operations during the year with strong casino and hotel volumes driven by new investments we have made at our properties, continued increases in room rates, and higher spending by our guests on other amenities such as entertainment, food and beverage and retail. We expect continued improvement in consumer confidence and discretionary spending during 2005. The gaming industry continues to expand with growth coming from Native American gaming, primarily in California and New York; domestic expansion in existing and new markets, such as Philadelphia; as well as growth internationally, such as in the United Kingdom. As noted under “Selected New Projects” in the Financial Condition discussion, we are pursuing opportunities in these various markets and will continue to explore new opportunities as warranted.

Financial Strategy

In the past, collectively, our properties have generated substantial positive cash flow, and we expect that they will continue to generate positive cash flow for the foreseeable future. Our first priority for the use of that cash flow is to reinvest in our properties through the maintenance and enhancement of existing facilities, to add new amenities to those facilities, and to invest in new developments in new markets. Our second priority is to reduce our debt leverage by using the cash flow in excess of what is reinvested in our properties and new developments to pay down debt. Our third priority for the use of cash flow is return of capital to stockholders, through share repurchases or dividends. Only to the extent that we have sufficient excess cash flow after reinvestment in our properties and reduction of debt will we be able to make meaningful returns of capital to stockholders.

Pending Merger with Harrah’s Entertainment, Inc.

On July 14, 2004, the Company, Harrah’s Entertainment, Inc. (“Harrah’s”) and Harrah’s Operating Company, Inc., (“Harrah’s Operating”) a wholly-owned subsidiary of Harrah’s, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of the Company with and into Harrah’s Operating, which would be the surviving corporation. The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah’s common stock. However, Harrah’s has limited the total (i) number of Harrah’s shares it will issue to the product of the Company’s outstanding number of shares multiplied by 0.6642 and further multiplied by the 0.3247 fraction referred to above (the “Stock Cap”) and (ii) cash it will issue to the product of the Company’s outstanding number of shares multiplied by 0.3358 and further multiplied by the $17.75 amount referred to above (the “Cash Cap”). To the extent that the Company’s stockholders elect to receive (i) Harrah’s stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company’s stockholders shall be pro rated between Harrah’s common stock and cash pursuant to the terms of the Merger Agreement. As of December 31, 2004, the outstanding number of shares of the Company’s common stock was approximately 313.8 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 67.7 million shares of Harrah’s common stock and (ii) approximately $1.870 billion in cash.

The transaction with Harrah’s is subject to a number of conditions, including, among other things the approval and adoption of the Merger Agreement by the stockholders of the Company and Harrah’s at special stockholders meetings scheduled for each company on March 11, 2005, and upon receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

Results of Operations

In 2004, we sold the Las Vegas Hilton and entered into agreements to sell the Atlantic City Hilton, Bally’s Casino Tunica, Bally’s Casino New Orleans, Caesars Tahoe and our interests in Caesars Gauteng. Due to the pending sales, the results of these properties are classified as discontinued operations in all periods presented. Amounts in the “Results of Operations” discussions below exclude the results of these properties. We regularly evaluate all of our assets within our portfolio and have and will continue to consider dispositions of assets, which in our opinion, do not represent the best use of our capital.

Except as noted in the table below, our results of operations include the following properties, owned by subsidiaries, whose operations are fully consolidated:

Western Region	Eastern Region	Mid-South Region	International Region
Caesars Palace	Bally’s Atlantic City	Grand Casino Biloxi	Casino Nova Scotia—Halifax
Paris Las Vegas	Caesars Atlantic City	Grand Casino Gulfport	Casino Nova Scotia—Sydney
Bally’s Las Vegas	Atlantic City Hilton(1)	Grand Casino Tunica	Conrad Punta del Este(3)
Flamingo Las Vegas	Dover Downs(2)	Sheraton Casino Hotel	Casino Windsor(4)
Caesars Tahoe(1)		Bally’s Casino Tunica(1)	Caesars Gauteng(5)
Reno Hilton		Caesars Indiana	Conrad Jupiters(2)
Flamingo Laughlin		Bally’s Casino New	Conrad Treasury(2)
Las Vegas Hilton(1)		Orleans(1)	Caesars Palace at Sea

(1)          The Company signed definitive agreements to sell these properties to independent third parties. Results of these properties have been classified as Discontinued Operations in the accompanying results of operations for all applicable periods presented. The sale of the Las Vegas Hilton was completed in June 2004.

(2)          These are properties from which our sole source of income is management fees and royalties. Our management agreement with Dover Downs expired in December 2004 and will not be renewed.

(3)          In September 2004, we reorganized the ownership structure of this property. The reorganization increased our ownership interest from 46 percent to 86 percent. As a result, we have consolidated the results of this property beginning in September 2004.

(4)          This is a property in which we own 50 percent of a company that manages the hotel/casino complex and our investment in that management company is accounted for under the equity method.

(5)          We manage this property and have a 50 percent or less ownership interest. We account for this property using the equity method. In December 2004 we entered into an agreement to sell our ownership and management interests in Caesars Gauteng. The results of Caesars Gauteng have been classified as Discontinued Operations in the accompanying results of operations for all periods presented.

The following discussion presents an analysis of our results of operations for the years ended December 31, 2004, 2003, and 2002. As we discuss below, several non-routine items were incurred in all years presented which make comparisons difficult.

Comparison of December 31, 2004 with December 31, 2003

A summary of our consolidated net revenue and earnings for the years ended December 31, 2004 and 2003 is as follows (in millions, except per share amounts):

	2004	2003
Net revenue	$4,206	$3,945
Operating income	622	434
Income from continuing operations	184	69
Net income	297	46
Basic earnings per share from continuing operations	0.60	0.23
Diluted earnings per share from continuing operations	0.58	0.23
Basic earnings per share	0.96	0.15
Diluted earnings per share	0.94	0.15

We recorded income from continuing operations of $184 million and diluted earnings per share from continuing operations of $0.58 for the year ended December 31, 2004 which compares to $69 million and $0.23, respectively, for the year ended December 31, 2003. In 2004, income from continuing operations includes $22 million in costs related to the pending merger with Harrah’s Operating, an $11 million gain on the sale of real estate in New Jersey, an $8 million lease termination charge, a $2 million charge related to executive contract terminations, and a $3 million gain on the sale of our interest in an office building. In 2003, income from continuing operations includes a non-cash charge of $89 million related to the write down of the assets of Flamingo Laughlin pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” That write down was the result of declining operating results at that property, as well as expected lower future operating results, due to increased competition from Native American casinos in California and Arizona.

Net income for the year ended December 31, 2004 includes income from discontinued operations of $113 million which includes an $87 million after-tax gain on the sale of the Las Vegas Hilton and a $9 million impairment charge related to Caesars Tahoe in accordance with SFAS No. 144. Net income for the year ended December 31, 2003 includes a loss from discontinued operations of $23 million which includes a $38 million goodwill impairment at Caesars Tahoe resulting from our 2003 annual test of goodwill pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”

Casino

A summary of our consolidated casino revenue for the years ended December 31, 2004 and 2003 is as follows (in millions):

	2004	2003
Western Region	$894	$797
Eastern Region	1,010	1,062
Mid-South Region	887	861
International Region	81	55
Total	$2,872	$2,775

Consolidated casino revenues increased three percent or $97 million to $2.872 billion for the year ended December 31, 2004, compared to $2.775 billion for year ended December 31, 2003. This increase consisted of a $97 million increase in the Western Region, a $26 million increase in the Mid-South Region and a $26 million increase in the International Region, offset by a $52 million decline in the Eastern Region. The increased results in the Western Region were primarily attributable to our Las Vegas Strip properties. At Caesars Palace, casino revenue increased approximately $55 million due to improved casino volume and hold. The increased casino volumes at Caesars Palace were principally driven by additional visitation due to our investments in new amenities such as the new casino space which opened in late 2003, new restaurants, the continued entertainment success at the Colosseum which includes “A New Day.…” starring Celine Dion and “The Red Piano” featuring Elton John (which began in February 2004), and the Roman Plaza which features dining, retail and an outdoor amphitheater. At Paris Las Vegas and Bally’s Las Vegas, a combined $24 million increase in casino revenue resulted primarily from an increase in slot hold at both properties and an increase in table hold at Paris Las Vegas due to a reduction in the more volatile high-end credit play. At the Flamingo Las Vegas, casino revenue increased $15 million primarily due to an increase in the slot hold for the year ended December 31, 2004 as compared to the prior year.

Our Eastern Region properties reported casino revenue decreases attributable to reduced gaming volumes reflecting the negative effects of a month-long labor dispute in the fourth quarter of 2004 by union members that represent the majority of the Company’s Atlantic City employees. In addition, the decline in gaming volumes is due to the increased competition from additional gaming capacity in that market.

In the Mid-South Region, Caesars Indiana reported a $20 million increase in casino revenue attributable to increased slot volume and hold. The increased volume can be attributed to cashless slots and promotional activity while the increased hold is attributable to a movement towards the lower denominated slot games. Grand Biloxi reported a $15 million increase in casino revenue for the year ended December 31, 2004 resulting from increased hold and volume for both table games and slots. A newly focused marketing campaign and new cashless slots have contributed to the increased gaming volumes at Grand Biloxi. Casino revenues decreased $10 million at Grand Tunica due to decreases in both table hold and slot volume.

In our International Region, the consolidation of Conrad Punta del Este’s operating results, beginning in September 2004, contributed $23 million in casino revenues.

Our consolidated casino operating margin improved to 49.8 percent for the year ended December 31, 2004 compared to 47.2 percent for the year ended December 31, 2003 as a result of the increase in revenues as noted above as well as decreases in promotional spending and bad debt expense.

Rooms

	Average Daily Rate		Occupancy Percentage
	Year ended December 31,		Year ended December 31,
	2004	2003	2004	2003
Western Region	$103	$94	91%	90%
Eastern Region	$90	$87	91%	96%
Mid-South Region	$67	$61	87%	88%

Consolidated room revenues increased 11 percent or $54 million to $541 million for the year ended December 31, 2004 compared to $487 million recorded for the year ended December 31, 2003. This increase is primarily attributable to our Western Region, where room revenues increased approximately $47 million due to higher average daily rates and occupancy percentages as noted in the table above. The most significant improvements in room revenues were at our Las Vegas properties driven by increased room rates from our convention business and increased visits by the leisure/pleasure traveler. Increased room rates in the Mid-South and Eastern Regions contributed to a combined $5 million increase in room revenues for those regions during 2004.

Our consolidated room operating margin for the year ended December 31, 2004 was 68.0 percent compared to 66.7 percent for the year ended December 31, 2003. The increased margin was due to the increased room rates across all of our regions.

Food and Beverage

Consolidated food and beverage revenues increased $50 million to $470 million for the year ended December 31, 2004, which is primarily attributable to our Western Region. The most significant increases over prior year were at our Las Vegas properties where we recorded an increase of approximately $27 million at the Flamingo Las Vegas with the addition of two new food outlets that opened in the summer of 2003 and the opening of Jimmy Buffett’s Margaritaville in December 2003; an increase of approximately $15 million at Caesars Palace due to the new food venues which opened at that property in March 2003 and during the third quarter of 2004; and a combined increase in revenues of approximately $6 million at Paris Las Vegas and Bally’s Las Vegas due to increased customer traffic, improved banquet revenue associated with increased convention business, and the expansion of the buffet in the first half of 2004.

Our consolidated food and beverage operating margin increased to 11.1 percent for the year ended December 31, 2004 compared to 9.0 percent for the year ended December 31, 2003 as a result of the revenue increases noted above.

Other

Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

Consolidated other revenues increased to $323 million for the year ended December 31, 2004, compared to $263 million for the year ended December 31, 2003. Of the $60 million increase in other revenues, $37 million related to Caesars Palace due to entertainment offerings at The Colosseum, including “A New Day.…” starring Celine Dion and the February 2004 opening of “The Red Piano” featuring Elton John, as well as other headliner entertainment. During 2004, Elton John held 47 performances and is expected to perform at least 39 shows at Caesars Palace in 2005. The Flamingo Las Vegas experienced an approximate $14 million increase in retail revenue due to Margaritaville which opened in December of 2003. At Paris Las Vegas the August 2004 opening of the musical “We Will Rock You” contributed to the $6 million in additional revenues for the year ended December 31, 2004.

Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $90 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase includes approximately $33 million related to entertainment costs at Caesars Palace, principally related to the new show featuring Elton John and other headliner entertainment noted above, $6 million at Flamingo Las Vegas which is related to Margaritaville retail and administrative costs, approximately $6 million related to the musical “We Will Rock You” at Paris Las Vegas and $6 million related to the consolidation of Punta del Este’s results beginning in September 2004. In addition, general and administrative costs across our properties increased $40 million which included the following significant items: $10 million in bonuses, $7 million in salaries and benefits, $6 million in energy costs and $3 million in property taxes.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased to $410 million for the year ended December 31, 2004 compared to $404 million for the comparable period of 2003. Depreciation expense for the current year increased primarily due to the consolidation of Punta del Este’s results beginning in September 2004 of $2 million and capital expenditures made during the year.

Pre-Opening Expense

Pre-opening expense for the year ended December 31, 2004 was $7 million and related to the production and premiere of the musical “We Will Rock You” at Paris Las Vegas and the opening of the Roman Plaza at Caesars Palace. For the year ended December 31, 2003, we incurred $1 million of pre-opening expense associated with the opening of “A New Day….” starring Celine Dion at Caesars Palace. We expect to incur pre-opening expense in the future related to the new hotel tower currently under construction at Caesars Palace that is scheduled to open in the third quarter of 2005.

Impairment Loss and Other

During 2004, we recognized a $2 million charge related to executive contract terminations, a gain of $11 million related to the sale of real estate in New Jersey and an $8 million lease termination charge.

During 2003, we recognized an $89 million impairment loss in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” due to declining results from operations and lower future expectations at our Flamingo Laughlin property.

Merger Expense

During the year ended December 31, 2004, we expensed $22 million related to the pending merger of the Company with Harrah’s Operating. In connection with the pending transaction, we expect to incur significant fees and expenses, including without limitation, fees and expenses payable to legal and other advisors. Caesars and Harrah’s have also agreed to “stay bonuses” of approximately $19 million in total which will be paid to select employees who are critical to the continued operations of Caesars through the completion of the merger. The stay bonuses will become payable at either the completion of the merger or on the date the merger has been terminated, provided in either case that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in October 2004 and are being accrued over the expected service period. For the year ended December 31, 2004, $6 million in stay bonuses have been accrued.

Effect of the Pending Merger on the 1998 Stock Incentive Plans

The occurrence of a “Change in Control” has two effects on the stock options granted pursuant to our 1998 Independent Director Stock Option Plan and 1998 Stock Incentive Plan (collectively, the “Plans”).

Under each of the Plans, a “Change in Control” will occur if our stockholders approve the pending merger with Harrah’s. Upon such event, (a) all currently outstanding options which are unvested shall become fully exercisable and vested; and (b) option holders can utilize the “Change in Control Cash-Out” (the “Cash-Out Option”) under each of the Plans. The Cash-Out Option provides that during a period of 60 days from the date of a “Change in Control,” a Plan participant shall have the right to notify us that he or she wishes to surrender all or part of any Plan stock option to us and receive cash, within 30 days of such notice, in an amount equal to: (a) the number of applicable options multiplied by (b) the “Spread.” The “Spread” is equal to: (a) the greater of (i) the highest price of our common stock during the 60-day period prior to and including the date of the Change in Control (the “60-day Window”) or (ii) the highest price per share of our common stock paid in the proposed merger; less (b) the exercise price of such option.

As of February 21, 2005, the highest price per share of our common stock during the “60-day Window” was $20.89. Using such share price and assuming that the Cash-Out Option was elected for all outstanding options under both Plans as of February 21, 2005 (for an aggregate of approximately 16.2 million shares), we would be obligated to pay approximately $188 million, which would be expensed in the statement of operations in the period in which a Plan participant exercised the Cash-Out Option and funded by available borrowings under our Credit Facility. The actual amount (if any) that we will be obligated to pay in settlement of the Cash-Out Option will depend upon our stock price during the 60-day period prior to the Special Meeting of Stockholders (which is currently expected to take place on March 11, 2005), and on the number of shares subject to outstanding options with respect to which participants in the Plans elect the Cash-Out Option. Upon settlement of the Cash-Out Option, the underlying options (and related shares) will be deemed retired and will not be entitled to any consideration upon consummation of the pending merger with Harrah’s.

Corporate Expense

Corporate expense increased $12 million to $48 million for the year ended December 31, 2004 compared to the prior year. The increase consists of development costs of approximately $5 million related to new development opportunities, both domestic and international, $6 million of payroll and related compensation costs and $1 million in unallocated outside fees related to the implementation of Sarbanes-Oxley requirements.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates consists of earnings from the Company’s share of ownership in Conrad Punta del Este in Uruguay (through September 2004) and Casino Windsor in Windsor, Canada. For the year ended December 31, 2004 and 2003 equity in earnings of unconsolidated affiliates was $5 million and $9 million, respectively. This decrease is due to the consolidation of Conrad Punta del Este’s operations beginning in September 2004, as noted below.

Restructuring of Baluma Holdings, S.A.

Over the past several years, we have loaned to Baluma Holdings, S.A. (“Holdings”) $80 million (the “Baluma Notes”). Holdings is the parent of Baluma, S.A. (“Baluma”), the entity that owns the Conrad Punta del Este (the “Resort”), in Punta del Este, Uruguay. The Baluma Notes matured on July 31, 2002 and were included in investments on the December 31, 2003 balance sheet. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Notes were secured by a first priority lien on all the assets comprising the Resort and the stock of Baluma. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to us by exchanging the Baluma Notes together with accrued and unpaid interest for 7 percent convertible preferred stock of Holdings. In September 2004, we completed the restructuring, increasing (i) our ownership to approximately 86 percent and (ii) our seats on Baluma’s Board of Directors to seven of the eleven seats. As a result of the restructuring, we converted our investment balance into equity and began consolidating the results of operations and financial condition of Baluma beginning in September 2004.

Net Interest Expense

Consolidated net interest expense decreased $26 million to $276 million for the year ended December 31, 2004, compared to the year ended December 31, 2003. The decrease in interest expense was due to a decline in our average borrowing rate and a reduction in our average long-term debt outstanding. Our cost of borrowing has declined as compared to last year due to interest rate swaps we executed in the second half of 2003 and the benefits we have received from issuing $375 million of contingent convertible floating rate debt in April 2004, to replace existing higher cost debt. The swaps converted $300 million of our 7% fixed rate debt to variable rate. During the year, we reduced our total debt balance, excluding the market value of interest rate swaps, by $472 million. Including the debt subject to the interest rate swaps, at December 31, 2004, $1.2 billion of our total debt outstanding is subject to a variable rate interest. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense charge of approximately $12 million based on our debt balance at December 31, 2004. Capitalized interest for the year ended December 31, 2004 and 2003 was approximately $9 million and $5 million, respectively. This related to the construction projects at Caesars Palace and the parking garage at Caesars Atlantic City. In 2005, capitalized interest will increase due to the construction costs of the hotel tower and convention center at Caesars Palace and the new garage at Caesars Atlantic City.

Investment Gain

During the second quarter of 2004, we completed the sale of our partnership interest in an office building in which our corporate office is located. We received proceeds of $8 million and recognized a gain of $3 million.

Income Taxes

Our effective income tax rate for the year ended December 31, 2004, was 45.3 percent compared to 45.5 percent in the prior year. The effective tax rate of 2004 was impacted by a $5 million expense arising from our settlement of a dispute involving a 1998 tax allocation and indemnity agreement entered into by a Caesars subsidiary and Lakes Entertainment, Inc. as well as additional state income tax expense of $7 million (after federal income tax benefit) recorded in the first quarter of 2004 as a result of the Indiana Tax Court’s decision (in a case not involving the Company) that gaming taxes paid to the State based on casino revenues are not deductible for Indiana income tax purposes. While we previously believed that the gaming taxes were deductible, during the second quarter of 2004, we were assessed additional income taxes related to this decision for the fiscal years 2000 through 2002, as a result of the competitor’s tax case outcome. The $7 million relates to fiscal years 2000 through 2003, inclusive. These items account for 3.4 percentage points of our effective tax rate for the year ended December 31, 2004. For the year ended December 31, 2003, the Flamingo Laughlin asset impairment accounts for 3.9 percentage points of our effective income tax rate. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Discontinued Operations

In late 2003 and during 2004, we have entered into separate agreements to sell certain of our properties and investments. The following table provides a summary of the operating results of these properties which are now classified as discontinued operations for the years ended December 31, 2004 and 2003 (in millions):

	2004	2003
Las Vegas Hilton (including $87 million gain on the sale, net of taxes, in June 2004)	$98	$(8)
Atlantic City Hilton	11	13
Bally’s Casino Tunica	4	7
Bally’s Casino New Orleans	—	(1)
Caesars Tahoe (including $6 million asset write-down, net of taxes, in 2004 and $38 million goodwill impairment in 2003)	(11)	(40)
Caesars Gauteng	11	6
Income (loss) from discontinued operations	$113	$(23)

Las Vegas Hilton

On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004 resulting in a gain of $87 million (net of taxes of $47 million). The gain is included in income from discontinued operations for the year ended December 31, 2004. We received cash of approximately $286 million for the property, building, equipment and working capital that comprise the Las Vegas Hilton. The proceeds from this sale were used to reduce outstanding debt balances.

Atlantic City Hilton and Bally’s Casino Tunica

On September 27, 2004, we entered into an agreement to sell certain assets and related liabilities of the Atlantic City Hilton and Bally’s Casino Tunica to an unrelated third party for $612 million. The transaction is expected to close in the first quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell these two properties exceeds their carrying value; therefore no loss has been recognized as of December 31, 2004. Any gain related to this sale will be recognized when the transaction is completed.

Bally’s Casino New Orleans

On October 22, 2004, we entered into an agreement to sell our equity interests in Belle of Orleans, LLC, which operates Bally’s Casino New Orleans, to an unrelated third party for $24 million. The transaction is expected to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore, no loss has been recognized as of December 31, 2004. Any gain related to this sale will be recognized when the transaction is completed.

Caesars Tahoe

On November 19, 2004, we entered into an agreement to sell certain assets and related liabilities of Caesars Tahoe to an unrelated third party for $45 million. The transaction is expected to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions in the purchase agreement.

For 2004, income from discontinued operations includes a $9 million impairment charge related to our Caesars Tahoe property. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined there were indications of impairment when, during the third quarter of 2004, offers to purchase our Caesars Tahoe property were submitted to us and reviewed by management. Based on our analysis, management determined that the book value of the property exceeded the fair market value by approximately $9 million.

For 2003, income from discontinued operations includes a $38 million goodwill impairment charge related to our Caesars Tahoe property. In the fourth quarter of 2003, we completed the annual impairment testing of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples, and similar transaction method. Based on this analysis, we recorded a goodwill impairment charge resulting from a decline in operations at Caesars Tahoe, as well as lower future expectations attributable to the increased competition from Native American gaming in Northern California. Competition from these Native American properties increased significantly with the opening of a new casino hotel in 2003 near Sacramento, California, which is a primary feeder market for Caesars Tahoe.

Caesars Gauteng

On December 24, 2004, we entered into a definitive agreement to sell our ownership and management interests in Caesars Gauteng for approximately $145 million. The transaction is expected to close by the second quarter of 2005, subject to customary regulatory approval. Any gain related to this sale will be recognized when the transaction is completed.

The results of the properties discussed above are classified as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Interest expense has been allocated to the income from discontinued operations based on the ratio of the discontinued operations’ net assets to the total consolidated net assets. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated. The assets and liabilities of the Las Vegas Hilton are classified as assets held for sale and liabilities related to assets held for sale in our consolidated balance sheet as of December 31, 2003. The assets and liabilities of the Atlantic City Hilton, Bally’s Casino Tunica, Bally’s Casino New Orleans, and Caesars Tahoe, as well as our investment in Caesars Gauteng, are classified as assets held for sale and liabilities related to assets held for sale in our consolidated balance sheets as of December 31, 2004 and December 31, 2003.

Comparison of December 31, 2003 with December 31, 2002

A summary of our consolidated net revenue and earnings for the years ended December 31, 2003 and 2002 is as follows (dollars in millions, except per share amounts):

	2003	2002
Net revenue	$3,945	$3,924
Operating income	434	549
Income from continuing operations before cumulative effect of accounting change	69	166
Cumulative effect of accounting change—goodwill	—	(979)
Net income (loss)	46	(824)
Basic and diluted earnings per share from continuing operations before cumulative effect of accounting change	0.23	0.55
Basic earnings (loss) per share	0.15	(2.74)
Diluted earnings (loss) per share	0.15	(2.71)

We recorded income from continuing operations before a cumulative effect of accounting change of $69 million and diluted earnings per share from continuing operations before a cumulative effect of accounting change of $0.23 for the year ended December 31, 2003, which compares to $166 million and $0.55 for the year ended December 31, 2002. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” we recognized an impairment charge of $979 million as a cumulative effect of an accounting change in the first quarter of 2002 (See Note 4 to the Consolidated Financial Statements for additional information). Including discontinued operations and this cumulative effect of accounting change, we reported net income of $46 million and diluted earnings per share of $0.15 for 2003 compared to a net loss of $824 million or a diluted loss per share of $2.71 for 2002.

For the year ended December 31, 2003, our results from continuing operations include a non-cash charge of $89 million related to the write down of the assets of Flamingo Laughlin pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The write down is the result of declining operating results at that property, as well as expected lower future operating results, due to increased competition from Native American casinos in California and Arizona.

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

Casino

A summary of our consolidated casino revenue for the years ended December 31, 2003 and 2002 is as follows (in millions):

	2003	2002
Western Region	$797	$823
Eastern Region	1,062	1,082
Mid-South Region	861	859
International Region	55	51
Total	$2,775	$2,815

Consolidated casino revenues decreased one percent or $40 million to $2.775 billion for the year ended December 31, 2003, compared to $2.815 billion for the year ended December 31, 2002. This decrease consisted of a $26 million decline in the Western Region and a $20 million decline in the Eastern Region offset by a $2 million increase in the Mid-South Region. Caesars Palace was the only property in the Western Region to record an increase in casino revenue compared to the prior year. The increased table game and slot volumes at Caesars Palace were principally driven by additional guest traffic due to the 4,100-seat Colosseum and new food and beverage venues that opened in 2003. The revenue increase at Caesars Palace was achieved despite a one percentage point decline in the table game hold percentage in 2003 as compared to the prior year. The combined Paris Las Vegas and Bally’s Las Vegas properties recorded a decline in casino revenues of $34 million due to lower table game and slot volumes as well as a decline in the table game hold percentage of 1.8 percentage points. This decline in volumes is a result of the temporary closing in the first quarter of 2003 of the monorail that ran between Bally’s Las Vegas and MGM Grand on the south end of the strip and our decision to consolidate high-end table game play at Caesars Palace. The monorail brought approximately 6,000 guests a day through Bally’s Las Vegas.

In the Eastern Region, our casino revenue decline was attributable to increased competition added to that market during 2003. Several competitors have added new hotel rooms and casino space, and the Borgata, a new 2,000 room casino resort, opened in July 2003. The Borgata is the first new resort to open in the Atlantic City market since 1990. As a result of the capacity increases by others in the market, table game volumes were down in 2003 as compared to 2002. The table hold percentage was slightly higher in 2003.

The $2 million increase in casino revenues in the Mid-South Region is due to increases of $14 million at Caesars Indiana and $2 million at Sheraton Tunica offset by decreases at the remaining Mid-South properties. The increases at Caesars Indiana and Sheraton Tunica were driven by increased slot volumes, while the decreases at Grand Biloxi, Grand Tunica and Grand Gulfport were due to decreased gaming hold.

Our consolidated casino operating margin decreased to 47.2 percent for the year ended December 31, 2003 compared to 48.3 percent for the year ended December 31, 2002. The decrease in casino margin was attributable to the decline in revenues noted above, an increase in gaming taxes at our Indiana property which went into effect July 2002, increase in certain other taxes in New Jersey and Nevada which went into effect in the second half of the year, and increased employee benefits costs across all regions.

Rooms

	Average Daily Rate		Occupancy Percentage
	Year ended December 31,		Year ended December 31,
	2003	2002	2003	2002
Western Region	$94	$89	90%	90%
Eastern Region	$87	$87	96%	97%
Mid-South Region	$61	$60	88%	89%

Consolidated room revenues increased six percent or $28 million to $487 million for the year ended December 31, 2003 compared to $459 million recorded for the year ended December 31, 2002. This increase is attributable to the Western Region, especially our Las Vegas properties, where room revenues increased due to higher average daily rates. The most significant improvements in room revenues were seen at Paris/Bally’s and Flamingo Las Vegas.

Our consolidated room operating margin for the year ended December 31, 2003 was 66.7 percent, flat compared to the year ended December 31, 2002.

Food and Beverage

Consolidated food and beverage revenues increased $27 million to $420 million for the year ended December 31, 2003. This increase is attributable to increases at our Western Region properties. The most significant increases were at our Las Vegas properties where we opened a new restaurant and nightclub and expanded our buffet at Paris/Bally’s, added two new food outlets at Caesars Palace, and added two new restaurants at Flamingo Las Vegas. Paris/Bally’s also experienced improvements in banquet revenue due to increased convention business compared to the prior year.

Our consolidated food and beverage operating margin decreased to 9.0 percent for the year ended December 31, 2003 compared to 11.7 percent in the prior year. This decrease is due to an increase in salaries/wages and employee benefits especially at our Las Vegas properties due to new union contracts that became effective during 2003. We also experienced a slight increase in our costs of sales.

Other

Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

Consolidated other revenues increased to $263 million for the year ended December 31, 2003, compared to $257 million for the year ended December 31, 2002. The increase came primarily from Caesars Palace which was attributable to entertainment offerings at the new Colosseum and business interruption income from the Forum Shops developer related to the expansion that was completed in 2004.

Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to increased salaries/wages and employee benefits costs as well as increases in other expenses such as insurance and real estate taxes.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased to $404 million for the year ended December 31, 2003 compared to $409 million for the comparable period of 2002. Depreciation expense for the current year decreased due to certain short lived assets becoming fully depreciated before being replaced. This was especially true at our Caesars Indiana property which celebrated its 5 year anniversary in 2003. The asset write down at the Flamingo Laughlin also contributed approximately $1 million to this decrease.

Impairment Loss and Other

Due to the continued proliferation of Native American gaming in Arizona and Southern California, the Laughlin, Nevada market has suffered substantially increased competition. Because of the increased competition, Flamingo Laughlin has experienced a decline in its operating results. In accordance with

SFAS No. 144, due to this decline in operations and lower future expectations, we determined the carrying value of Flamingo Laughlin’s long-lived assets exceeded their fair market value.

We engaged an independent company to assist in determining the fair value of the Flamingo Laughlin’s long-lived assets. The fair value was determined using a combination of a discounted cash flow model, a guideline company method, and similar transaction method. Based on this analysis, the carrying value of the long-lived assets exceeded the fair value by $89 million. Accordingly, an impairment loss was recognized during the year ended December 31, 2003.

For the year ended December 31, 2002, impairment loss and other consisted of several charges. We recognized a $7.5 million charge related to the voluntary termination of an energy contract with Enron Corporation. Tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties. The losses did not exceed the deductibles under our various insurance policies. During 2002, our then President and Chief Executive Officer resigned. In fulfillment of obligations outlined in this executive’s employment contract, which was scheduled to expire in December 2005, we recognized a charge of approximately $9 million for salary and bonus commitments and certain other benefits.

In February 2003, we agreed to settle, in their entirety, all matters which were the subject of litigation regarding the sale of the Las Vegas Hilton to Las Vegas Convention Hotel, LLC, which transaction was not completed on the date set for closing. Pursuant to the settlement agreement, we returned all deposits made by Las Vegas Convention Hotel, LLC and recorded a $4 million charge in the fourth quarter of 2002 related to this settlement.

Corporate Expense

Corporate expense increased $2 million to $36 million for the year ended December 31, 2003 due to costs associated with our pursuits of new development opportunities as well as increased legal costs.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $8 million to $9 million for the year ended December 31, 2003 compared to $17 million in the prior year. This decrease is largely due to the sale of our equity interest in Jupiters Limited in April 2002.

Net Interest Expense

Consolidated net interest expense decreased $12 million to $302 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease in net interest expense was due to a decline in the rates paid on variable-rate debt which is based on LIBOR and a reduction in average long-term debt outstanding. Our average interest rates for our variable-rate debt were 3.2% and 3.7% for the years ending December 31, 2003 and 2002, respectively. Our cost of borrowing has declined relative to last year due to lower short term borrowing rates and interest rate swaps we executed in the second half of 2003. These swaps converted a portion of our fixed rate debt to variable rate debt. During 2003, we reduced our total debt balance by $293 million. Capitalized interest for the years ended December 31, 2003 and 2002 was $5 million and $9 million, respectively.

Investment Gain

In April 2002, we sold our 19.9 percent equity interest in Jupiters Limited, received total gross proceeds of approximately $120 million and recorded an investment gain of $44 million. Although we have sold our equity interest in Jupiters Limited, we continue to manage Jupiters’ two Queensland, Australia casino hotels.

Income Taxes

Our effective income tax rate on continuing operations for the year ended December 31, 2003 was 45.5 percent compared to 38.0 percent in the prior year. In 2003, our effective rate increased due mainly to the Flamingo Laughlin asset impairment. For 2002, our effective income tax rate was favorably impacted by an effective rate lower than the statutory rate on the gain from the sale of our equity interest in Jupiters Limited. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Discontinued Operations

In late 2003 and during 2004, we entered into separate agreements to sell certain of our properties and investments. The following table provides a summary of the operating results of these properties, which are now classified as discontinued operations, for the years ended December 31, 2003 and 2002 (in millions):

	2003	2002
Las Vegas Hilton	$(8)	$(3)
Atlantic City Hilton	13	11
Bally’s Casino Tunica	7	7
Bally’s Casino New Orleans (including a $28 million charge, net of taxes, in 2002)	(1)	(29)
Caesars Tahoe (including a $38 million goodwill impairment in 2003)	(40)	(1)
Caesars Gauteng	6	4
Loss from discontinued operations	$(23)	$(11)

The results of the Las Vegas Hilton, Atlantic City Hilton, Bally’s Casino Tunica, Bally’s Casino New Orleans, Caesars Tahoe and Caesars Gauteng are classified as discontinued operations and our consolidated financial statements for all periods presented have been adjusted to reflect this presentation. Interest expense has been allocated to the income from discontinued operations based on the ratio of the discontinued operations’ net assets to the total consolidated net assets. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated.

During the fourth quarter of 2003, we completed the annual impairment testing of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142. The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples, and similar transaction method. Based on this analysis, we recorded a goodwill impairment charge of $38 million at Caesars Tahoe in the fourth quarter of 2003 which is included in the loss from discontinued operations. The impairment resulted from a decline in operations at Caesars Tahoe, as well as lower future expectations attributable to the increased competition from Native American gaming in Northern California. Competition from these Native American properties increased significantly with the opening of a new casino hotel in 2003 near Sacramento, California, which is a primary feeder market for Caesars Tahoe.

During 2002, we settled certain litigation regarding the Belle of Orleans, L.L.C. (the “Belle”). The settlement provided for a cash payment of $21 million by our subsidiary, Bally’s Louisiana, Inc., to purchase the equity of the Belle which it did not own and to dismiss all of the litigation with prejudice. In connection with this transaction, we recorded a $28 million charge (net of $15 million in taxes) in the fourth quarter of 2002 which is included in the loss from discontinued operations. The charge relates to the buyout of our partner, Metro Riverboat Associates, the settlement of all outstanding litigation involving the partnership and the revaluation of the Bally’s Casino New Orleans.

Financial Condition

Liquidity

We define liquidity as the ability to meet the daily cash requirements of our business and to satisfy known financial commitments. We believe we have adequate liquidity to meet our daily cash requirements and our known financial commitments.

Our principal source of cash generation is the profitable operation of our properties. The ongoing profitable operations of our properties could potentially be affected by a downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or other factors. See “Factors that May Affect Future Results” for a discussion of these factors. Net cash provided by operating activities of continuing operations was $716 million in 2004 and $560 million in 2003. The increase in net cash provided by operating activities is due primarily to improved operating results as our operating income rose compared to 2003, as previously noted. Trends in our operating cash flow tend to follow trends in our operating income, excluding any non-cash items. We use our cash flow from operating activities to fund our investing and financing activities, including capital expenditures, new development opportunities, to reduce our outstanding debt balance as well as additional merger expenses as noted under “Merger Expense” above. In addition to cash from operations, cash is available to us under our credit facility which is described below. We had availability under our credit facility of $1.2 billion at December 31, 2004, subject to continuing compliance with existing covenant restrictions. We have also been able to access the capital markets from time to time as an alternative to borrowing cash under our credit facility. To the extent that we were not in compliance with the covenants in our credit facility, we would be unable to draw on that facility. Further, to the extent that conditions in the capital markets were not favorable, we may be unable to raise money on advantageous terms or, in extreme circumstances, on any terms. Finally, we hold cash and cash equivalents in bank accounts and in our casino operations. As of December 31, 2004, we had cash and cash equivalents of $299 million, which is primarily cash in our casinos used to fund our daily operations.

Our principal uses of cash are capital spending, as described below. New investments and capital spending for continuing operations were $557 million in 2004, $364 million in 2003, and $365 million in 2002. To the extent that cash flow from operations has been greater than the amounts invested in capital expenditures, the excess has been used to pay down debt and repurchase shares. Total indebtedness, excluding the market value of interest rate swaps, was reduced by $472 million in 2004, $293 million in 2003, and $398 million 2002. We did not repurchase any of our outstanding shares in 2004 and 2003. The cost of shares repurchased in 2002 was $18 million.

In addition to capital expenditures, investing cash flow activities include the proceeds from the sale of the Las Vegas Hilton in 2004 and the gain on sale of our 19.9 percent equity interest in Jupiters Limited in 2002.

From time to time, we may dispose of certain of our properties or other assets and the proceeds from such sales have been used to reduce indebtedness. During 2004, we also announced separate agreements to sell the Atlantic City Hilton, Bally’s Casino Tunica, Bally’s Casino New Orleans, Caesars Tahoe, and our interests in Caesars Gauteng which are expected to close at various times during the first half of 2005. We also expect to use the proceeds from these sales to reduce our indebtedness.

Capital Spending

We classify our capital spending into three categories; maintenance capital, new unit capital and investments. Maintenance capital expenditures are replacements or upgrades of existing assets which are done to maintain their good condition and competitiveness. Examples of maintenance capital expenditures are the periodic replacement of slot machines and related fixtures on our casino floors and the renovation of rooms and public spaces in our casino hotels. New unit capital expenditures are those made to add new facilities to our existing properties or which add new properties to our portfolio. Examples of new unit expenditures are the hotel tower and convention expansion at Caesars Palace and the parking garage at Caesars Atlantic City. Investments are contributions of cash (or other assets) to entities that are related to our business but which are controlled with or by others. Examples of our investments include our Native American projects and Margaritaville in 2003.

The following table presents capital spending by category, excluding discontinued operations, for the last three fiscal years (amounts in millions).

	2004	2003	2002
Maintenance capital	$200	$214	$207
New unit capital	340	109	144
Investments	17	41	14
	$557	$364	$365

The new unit capital projects in 2004 include the new hotel tower, convention facility and Roman Plaza at Caesars Palace, and the parking garage at Caesars Atlantic City as described below.

For 2005, we have a budget to spend $657 million in capital expenditures. This amount is higher than amounts expended in the previous three years, and it is possible that some portion of the $657 million will not be spent until 2006.

We plan to spend $248 million on maintenance projects in 2005. Significant maintenance projects in 2005 include the renovation of hotel rooms and public spaces at Caesars Palace, Flamingo Las Vegas, Caesars Atlantic City and Bally’s Atlantic City; and upgrades and replacements to computer equipment. Our 2005 maintenance budget also includes approximately $11 million of investments in new infrastructure designed to reduce energy utilization and $12 million for the façade renovation at Caesars Atlantic City.

In 2005, our new unit capital budget totals $278 million. Of this, $204 million relates to the tower and meeting space addition at Caesars Palace. Other significant planned expenditures in 2005 are $31 million for the completion of the garage at Caesars Atlantic City; $19 million for several other new projects at Caesars Palace; and $12 million for a connecting skybridge and other renovations at Caesars Atlantic City in anticipation of the opening of the Pier at Caesars. See discussion of “Selected New Projects” below for more details.

The 2005 budget for investments is $131 million. The largest components of this are $45 million for the purchase of land for future casino development in Philadelphia which we completed in January 2005, $70 million for the purchase of our partners’ interest in our Caesars Indiana property which we completed in the first quarter of 2005 and $15 million for the Mohawk project.

Selected New Projects

New Tower at Caesars Palace

We are currently constructing a 949-room, 26-story luxury hotel tower as the latest project in the ongoing program to renovate Caesars Palace. The hotel tower addition also includes adding a fourth swimming pool, the upgrading and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space, and new dining and restaurant facilities. The hotel tower will be the centerpiece of a $391 million expansion that includes additional convention and meeting facilities and related enhancements. Completion of the hotel tower is scheduled for the second half of 2005.

Atlantic City Parking Garage

We are currently constructing a parking garage adjacent to Caesars Atlantic City. The new $80 million parking garage, designed to meet the demand for additional parking, will be located near the center of the historic Boardwalk. Completion of the parking garage is targeted for the second quarter of 2005.

The Pier at Caesars Atlantic City

At Caesars Atlantic City the Gordon Group, has commenced construction on The Pier at Caesars Atlantic City, with an opening planned for early 2006. This development will add 325,000 square feet of premium retail and restaurant space in front of Caesars Atlantic City and is being developed and financed by The Gordon Group. A bridge will directly connect this new attraction to the second floor of the Caesars Atlantic City casino.

Philadelphia

In the first quarter of 2005, we purchased a 30 acre riverfront parcel in downtown Philadelphia. Preliminary site planning is underway for casino development on 18 upland acres of the site, and we intend to be an applicant for a gaming license in Philadelphia pending the outcome of litigation challenging Pennsylvania’s recently passed gaming legislation.

Big Sandy Band of Western Mono Indians

In August 2004, we signed formal agreements with the Big Sandy Band of Western Mono Indians that will govern the development, construction and management of the planned casino resort near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 40 acres near Fresno in the San Joaquin Valley in Central California. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino resort would initially include 200 to 250 hotel rooms, approximately 70,000 square feet of gaming space, at least 2,000 slot machines, approximately 40 gaming tables, restaurants, retail shops, meeting space and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast of the proposed casino project site.

The management agreement for the casino resort is for an initial term of seven years, renewable upon the consent of both parties, and still requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of December 31, 2004, we have capitalized $1.2 million spent towards acquiring real estate related to this project and $1.8 million advanced to the Big Sandy Tribe for development costs approved by us and the Big Sandy Tribe. Pursuant to a promissory note with the Big Sandy Tribe, the $1.8 million advance is to be repaid commencing in April 2006.

Caesars Wembley

In October 2004, we announced plans to develop and operate a casino resort in London, adjacent to the redeveloped Wembley National Stadium and the legendary Wembley Arena. We have since entered into definitive agreements for the pre-construction phase of the casino resort project. After certain conditions are met, we will enter into the Joint Venture Agreement with our prospective partner in the casino resort project, Quintain Estates and Development PLC. The parties anticipate that these conditions, which include obtaining necessary gaming licenses and consents, will be satisfied within two years, assuming that permissive legislation is passed in the United Kingdom this year. Both parties are contemplated to own a 50 percent interest in the joint venture company. It is also contemplated that Caesars Wembley would be built on 13 acres in the 58-acre redevelopment area and will include a casino, a

400-room luxury hotel, a full-service spa and swimming pool, shops, convention and meeting facilities and a variety of restaurants, bars and lounges.

Saint Regis Mohawk Tribe

We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for us to develop and manage the Tribe’s planned $500 million casino and resort complex that is to be located at Kutsher’s Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the “NIGC”). In response to comments from the NIGC, we entered into an amended management agreement (the “Amended Management Agreement”) and a development agreement (the “Amended Development Agreement”) on November 10, 2003, with the Tribe. The Amended Management Agreement provides, among other things, that we will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined in that agreement, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that we will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, our approval of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, we will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. We also have the right, but not the obligation, to advance such funds. We have not finalized or approved any size of construction budget. During 2004, Caesars and the Tribe began to explore third-party financing alternatives. Caesars and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. Our ability to provide various forms of credit support will be subject to the Credit Facility described in Note 9 to the Consolidated Financial Statements. The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

We have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40.5 million. Upon approval of the Bureau of Indian Affairs (the “BIA”), the 66 acre parcel will be transferred to the United States in trust for the Saint Regis Mohawk Tribe.

All of the agreements and plans relating to the development and management of this project are contingent upon various regulatory and governmental approvals, including execution of a compact between the Saint Regis Mohawk Tribe and the State of New York, and approvals must still be received from the BIA and NIGC. On December 1, 2004, the Project received all necessary approvals from the Town of Thompson Planning Board and from the Town of Thompson Zoning Board of Appeals. There is no guarantee that the requisite regulatory approvals will be received.

We are party to numerous lawsuits regarding our involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against us. Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.” While we believe that we will prevail on these various matters, there can be no assurance that we will and, if we do not prevail, there can be no assurance that the damages assessed against us would be immaterial to Caesars. (For a discussion of such litigation, see Mohawk Litigation in Item 3. Legal Proceedings.)

On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development. The Saint Regis Mohawk Tribe announced subsequently that it would withdraw from the memorandum of understanding and continue to negotiate with the State of New York to reach an agreement on the subjects contained in the memorandum of understanding. These negotiations are on-going.

As of December 31, 2004, we have $43 million invested in the development of this project, which is classified as other long-term assets on our consolidated balance sheet. Of that amount, $17 million is to be reimbursed to us by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

Other

From time to time we become aware of potential acquisition or development opportunities and we may at any time be negotiating to engage in transactions or developments both domestically and internationally. Additionally, we regularly evaluate all of our assets within our portfolio and have and will continue to consider dispositions of assets that, in our opinion, do not represent the best use of our capital.

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

Borrowings

At December 31, 2004, we had approximately $4.2 billion in long-term indebtedness outstanding (including current maturities). Of this amount, approximately $3.5 billion is borrowed under nine separate bond issues maturing at various dates from December 2005 to April 2024.

In April 2004, we entered into a $2.0 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the “Credit Facility”) and terminated our previous credit facilities. During 2004, we used excess cash to reduce the outstanding balance on the term loan to $500 million, thereby reducing the overall availability under our Credit Facility from $2.0 billion to $1.8 billion. As of December 31, 2004, $500 million was outstanding under the term loan and no amounts were outstanding under the revolver. We are required to make repayments of the term loan under the Credit Facility in the following amounts on the last day of the following fiscal quarters: $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007; $5.25 million on the last day of the fiscal quarter ending June 30, 2007 and each fiscal quarter thereafter through and including March 31, 2008; and $26.25 million on the last day of the fiscal quarter ending June 30, 2008 and each fiscal quarter thereafter through and including March 31, 2009. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

As of December 31, 2004, the Company has $42 million in letters of credit outstanding; of which $26 million reduce the availability of the Credit Facility.

The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00. The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended December 31, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter. The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods. We are required to compute our actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of December 31, 2004, we were in compliance with all applicable covenants.

Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility). We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future. We pay a margin over LIBOR which is a function of our leverage ratio and our credit rating. This margin is adjusted quarterly. Based on our leverage ratio and credit rating as of December 31, 2004, the margin over LIBOR was 115 basis points.

The maximum borrowing cost for LIBOR loans under the Credit Facility is LIBOR plus 175 basis points. This margin is adjusted for pre-determined discounts based on our leverage ratios. The weighted average interest rate on outstanding borrowings under the Credit Facility was 3.58 percent at December 31, 2004 and 2.48 percent at December 31, 2003.

In a program designed for short-term borrowings at lower interest rates than under our Credit Facility, we have entered into an uncommitted line of credit with a lender whereby we can borrow up to $100 million for periods of ninety days or less. At December 31, 2004 and 2003, we had $73 million and $0, respectively, outstanding under this agreement, which expires March 2005. We are required to maintain availability under our Credit Facility in an amount equal to the amount outstanding under this short term borrowing program. Borrowings bear interest at current market rates. The interest rate on the outstanding borrowing at December 31, 2004, was 3.35 percent. Interest rates on amounts borrowed under this agreement during 2004 ranged from 2.10 percent to 3.41 percent, and during 2003 the rates ranged from 2.04 percent to 2.98 percent.

Our indebtedness contains certain customary affirmative and negative covenants and also contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy and insolvency and cross defaults to other material indebtedness. At December 31, 2004, we were in compliance with all debt covenants.

In January 1999, we filed a shelf registration statement with the Securities and Exchange Commission registering up to $1 billion in debt or equity securities. The terms of any securities offered pursuant to the shelf registration will be determined by market conditions at the time of issuance. In November 1999, $400 million of 8.5% Senior Notes were issued and in September 2000, $400 million of 8.875% Senior Subordinated Notes were issued under this shelf registration statement. Availability under the shelf registration statement at December 31, 2004 was approximately $200 million.

As of December 31, 2004, our consolidated debt balance includes $47 million of notes issued by Baluma Holdings, S.A. (See “Restructuring of Baluma Holdings, S.A.” above) which we began consolidating in September 2004 due to an ownership restructuring. The notes bear interest of LIBOR plus 450 basis points and have annual principal reductions with the final maturity in December 2010.

The consolidated balance sheets as of December 31, 2004 and 2003, exclude from current maturities the $400 million 7.875% Senior Subordinated Notes due December 2005 and the $325 million 7.0% Senior Notes due July 2004, respectively. These amounts are classified as long-term because we have both the intent and the ability to refinance these notes using availability under the long-term portion of our Credit Facility.

Interest Rate Swaps

Pursuant to our risk management policy, management may engage in actions to manage our interest rate risk position. During 2003, we entered into four interest rate swaps representing $300 million notional amount with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate (“fair value hedges”). Under the agreements, we receive a fixed interest rate of 7 percent and pay a variable interest rate based on a margin above LIBOR on the $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $9 million and $2 million for the years ended December 31, 2004 and 2003, respectively.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded other long-term assets of $6 million and $2 million as of December 31, 2004 and 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

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

The notes are redeemable by us at any time on or after April 20, 2009 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. Holders may require us to purchase all or a portion of these notes on April 15, 2009, 2014, and 2019 at 100 percent of the principal amount of the notes plus accrued and unpaid interest. The notes are unsecured obligations, rank equal with our other senior indebtedness and are senior to all of our subordinated indebtedness.

Share Repurchases

Our Board of Directors has approved the repurchase of up to 40 million shares under a common stock repurchase program. We repurchased no shares during the years ended December 31, 2004 and 2003. Cumulatively, through December 31, 2004, we had repurchased a total of 23.1 million shares of our common stock at an average price of $11.31 resulting in 16.9 million shares remaining available under the stock repurchase program. The amount and timing of any additional purchases will depend on market conditions and our financial position. We currently expect that excess free cash flow will be used primarily to reinvest in our properties and reduce debt outstanding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material. We have investments in joint ventures and other unconsolidated affiliates which are Caesars Gauteng (which is currently pending sale) and Casino Windsor (collectively, “Joint Ventures”). We have not guaranteed financing related to any of the investments. There are no provisions in our agreements with the Joint Ventures that are unusual or subject us to risks different than if we retain full ownership of such entities. We have not entered into arrangements which cause us to have a retained or contingent interest in assets transferred to an unconsolidated entity. Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnity agreements other than letters of credit, that are material to the Company and/or performance under the guarantee is likely to occur. As of December 31, 2004, we had outstanding letters of credit totaling approximately $42 million. We are not engaged in derivatives except for traditional interest rate swaps used to effectively convert fixed rate debt to variable rate debt.

Contractual Obligations and Commitments

We have various contractual obligations which we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. Additionally, we enter into contracts for goods and services such as food, inventory and entertainment. Such liabilities are recorded as liabilities when so incurred and we expect that such contracts will generate revenue in excess of such liabilities. However, such liabilities are not material to the Company as a whole. The following table summarizes our contractual obligations and other commitments as of December 31, 2004 (amounts in millions):

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Long-term debt	$408	$940	$1,380	$1,420	$4,148
Estimated interest payments(1)	291	441	284	264	1,280
Operating leases	23	42	40	726	831
Other purchase obligations
Employment contracts	40	35	2	—	77
Stay-on bonus	19	—	—	—	19
Capital expenditure commitments(2)	176	—	—	—	176
Other(3)	73	9	1	—	83
Other long-term obligations	1	2	2	7	12

(1)          For our fixed rate debt we computed interest payments based on the applicable rates and payment dates. For our variable rate debt we computed the interest payments based on the applicable LIBOR rate plus our margin at December 31, 2004.

(2)          As noted in the “Selected New Projects” section, we are currently constructing a new hotel tower and convention expansion at Caesars Palace and a new parking garage at Caesars Atlantic City both of which will be completed in 2005. The combined budget for these projects is $471 million of which $252 million has been incurred as of December 31, 2004. The table above reflects commitments related to these projects of $143 million.

(3)          Includes $38 million for open purchase orders in 2005.

Merger Expense

In connection with the pending transaction, we expect to incur significant fees and expenses, including without limitation, fees and expenses payable to legal and other advisors. Caesars and Harrah’s have also agreed to “stay bonuses” of approximately $19 million in total which will be paid to select employees who are critical to the continued operations of Caesars through the completion of the merger. The stay bonuses will become payable at either the completion of the merger or on the date the merger has been terminated, provided in either case that the selected employee has remained in the employment of the Company to the applicable date. The stay bonuses were communicated to select employees in October 2004 and will be accrued over the expected service period which is expected to end June 30, 2005.

We engaged UBS as our financial advisor in connection with the merger. Under the terms of the agreement, UBS was paid a fee of $1 million in 2004 and will earn an additional $19 million upon completion of the merger.

Effect of the Pending Merger on the 1998 Stock Incentive Plans

The occurrence of a “Change in Control” has two effects on the stock options granted pursuant to our 1998 Independent Director Stock Option Plan and our 1998 Stock Incentive Plan (collectively, the “Plans”).

Under each of the Plans, a “Change in Control” will occur if our stockholders approve the pending merger with Harrah’s. Upon such event, (a) all currently outstanding options which are unvested shall become fully exercisable and vested; and (b) option holders can utilize the “Change in Control Cash-Out” (the “Cash-Out Option”) under each of the Plans. The Cash-Out Option provides that during a period of 60 days from the date of a “Change in Control,” a Plan participant shall have the right to notify us that he or she wishes to surrender all or part of any Plan stock option to us and receive cash, within 30 days of such notice, in an amount equal to: (a) the number of applicable options multiplied by (b) the “Spread.” The “Spread” is equal to: (a) the greater of (i) the highest price of our common stock during the 60-day period prior to and including the date of the Change in Control (the “60-day Window”) or (ii) the highest price per share of our common stock paid in the proposed merger; less (b) the exercise price of such option.

As of February 21, 2005, the highest price per share of our common stock during the “60-day Window” was $20.89. Using such share price and assuming that the Cash-Out Option was elected for all outstanding options under both Plans as of February 21, 2005 (for an aggregate of approximately 16.2 million shares), we would be obligated to pay approximately $188 million, which would be expensed in the statement of operations in the period in which a Plan participant exercised the Cash-Out Option and funded by available borrowings under our Credit Facility. The actual amount (if any) that we will be obligated to pay in settlement of the Cash-Out Option will depend upon our stock price during the 60-day period prior to the Special Meeting of Stockholders (which is currently expected to take place on March 11, 2005), and on the number of shares subject to outstanding options with respect to which participants in the Plans elect the Cash-Out Option. Upon settlement of the Cash-Out Option, the underlying options (and related shares) will be deemed retired and will not be entitled to any consideration upon consummation of the pending merger with Harrah’s.

Saint Regis Mohawk Tribe

As part of our planned development with the Saint Regis Mohawk Tribe we have entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40.5 million. Upon approval of the Bureau of Indian Affairs, we will be required to exercise this option and the 66 acre parcel will be transferred to the United States in trust for the Saint Regis Mohawk Tribe. There are no amounts related to this project in the above table due to the uncertainty in the timing of payments.

Hilton Hotels Retirement Plan

Pursuant to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and the Company dated as of December 31, 1998, the Company shall retain or assume, as applicable, liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees. Based on this ratio the Company’s share of any benefit or obligations would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation. Hilton Hotels Corporation has informed the Company that as of December 31, 2004, the Plan benefit obligations exceed the fair value of the plan assets by $35 million; however, no contributions to the plan were required during 2004 and no contributions are expected to be required for 2005.

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

A general economic downturn may increase the need for state and local governments to fund budget deficits in many of the states where we have operations. Several state legislatures, including Nevada and New Jersey, have increased existing taxes and/or enacted new taxes on businesses operating within the state, and in some cases specifically targeted additional tax measures at hotel casinos. We cannot predict if or when new tax proposals will be enacted.

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

Long-Lived Assets

We have $7.173 billion in property and equipment at December 31, 2004, which is stated at cost less accumulated depreciation. We use judgment in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects whether or not an impairment exists, and the depreciation expense recognized in our results of operations. We assign lives to our assets based on our standard policy, which we believe represents the useful life of each category of asset. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying values of our long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the property level when estimating future cash flows for determining whether an asset has been impaired. Management assesses the possibility of an asset impairment by using the estimates of future cash flows which are affected by current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Our analysis of cash flows represents our best estimates at the time of the review. However, changes in these assumptions, due to actual market conditions that cause less favorable results than our estimates, may result in impairments in the future.

Goodwill and Other Intangible Assets

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” that requires an annual review of goodwill and other intangible assets for impairment. As of December 31, 2004 we have goodwill of $688 million recorded on our balance sheet related to continuing operations. We completed our implementation analysis and recorded an impairment charge in the first quarter of 2002. We also completed our annual review of impairment during the fourth quarter of 2004, and determined that no further impairment existed. The annual evaluation of goodwill requires the estimates of future operating results for each reporting unit to determine their estimated fair value. If these estimates change in the future due to operating results, trends, the effect of demand, competition or other economic factors, we may be required to record additional impairments.

Allowance for Doubtful Accounts

We allow for an estimated amount of receivables that may not be collected. We estimate our allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large account balances. In determining specific reserves, historical experience is considered, as are customer relationships, aging of the balance, and the customer’s financial condition. While we believe that our current reserves are adequate and reasonable, changes in the economy or future terrorist activities could impact the ability of our customers to pay and additional reserves could be required.

Litigation Reserves

The Company assesses its exposures to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results would be impacted.

Self-insurance Reserves

We are self-insured for various levels of general liability, workers’ compensation, and employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, we consider our historical claims experience and make judgments about the expected levels of costs per claim. While we believe our current reserves are adequate and reasonable, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities.

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

Income Taxes

We provide for income taxes on United States federal, state and foreign source income derived from activities in the jurisdictions in which we operate. As a matter of course, we are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service is currently examining our tax returns for the years ended December 31, 2001, 2000 and 1999, and has indicated that they intend to examine our federal income tax returns for the years ended December 31, 2004 (which has not yet been filed), 2003 and 2002, once the current examination concludes. We are also under examination in various states for income and franchise tax matters. While we believe our tax return positions comply with applicable tax law, the Internal Revenue Service or other taxing authorities may assert that one or more of our tax return positions is inconsistent with the tax laws of their jurisdiction. Quarterly we assess our tax return positions, and judgmentally establish or adjust tax reserves in a manner consistent with SFAS No. 5. Potential tax adjustments, and potential interest charges thereon, are included in tax reserves to the extent they are probable and can be estimated with reasonable accuracy. Tax reserves are adjusted upon the conclusion of an examination or the closing of an applicable statute of limitations. As of December 31, 2004 we had deferred tax assets that totaled $117 million and deferred tax liabilities that totaled $1.016 billion. See Note 10 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. In April 2004, the Company issued contingent convertible notes with terms as described in Note 9 to the Consolidated Financial Statements. In accordance with EITF 04-08, there will be no impact on the future diluted earnings per share calculated related to these notes unless the Company’s common stock price exceeds the conversion price. In that situation, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury share method.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement will not have a material effect on our financial condition or results of operation.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) of fair value. This statement will be effective for public companies for interim or annual periods beginning after June 15, 2005. We are currently in the process of determining the impact this statement will have on our financial condition or results of operation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

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

As of December 31, 2004, we had four interest rate swap agreements which swap the fixed interest payments on our $300 million 7% Senior Notes due 2013 to a variable interest rate based on a margin above six-month LIBOR. These swaps are designated as fair value hedges. Including the debt subject to the interest rate swaps, at December 31, 2004, $1.2 billion of our total debt outstanding is subject to variable rate interest. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense change of approximately $12 million based on our debt balance at December 31, 2004.

The following table sets forth the scheduled maturities and the total fair market value of our long term debt and interest rate swaps (amounts in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Market
Long-Term Debt
Fixed Rate Debt	$400	$400	$500	$400	$425	$1,028	$3,153	$3,438
Average Interest Rate	7.88%	8.50%	9.38%	8.88%	7.50%	7.68%	8.21%
Floating Rate Debt	$8	$16	$24	$90	$465	$392	$995	$1,067
Average Interest Rate	3.04%	3.72%	4.07%	4.38%	4.69%	5.25%	4.84%
Interest Rate Swaps
Fixed to Variable	—	—	—	—	—	$300	$300	$6
Average Pay Rate	—	—	—	—	—	4.58%	4.58%
Average Received Rate	—	—	—	—	—	7.0%	7.0%

Item 8.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Caesars Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Caesars Entertainment, Inc., (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule included at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Caesars Entertainment, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 28, 2005

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except par value)

	December 31,
	2004	2003
Assets
Cash and equivalents	$299	$285
Accounts receivable, net	183	161
Inventories, prepaids, and other	138	121
Deferred income taxes, net	117	104
Total current assets	737	671
Assets held for sale	626	820
Investments	35	141
Property and equipment, net	7,173	6,904
Goodwill	688	688
Other assets	338	274
Total assets	$9,597	$9,498
Liabilities and Stockholders’ Equity
Accounts payable	$74	$53
Current maturities of long-term debt	8	1
Income taxes payable	108	57
Accrued expenses	626	565
Liabilities related to assets held for sale	14	56
Total current liabilities	830	732
Long-term debt, net of current maturities	4,143	4,618
Deferred income taxes, net	1,016	976
Other liabilities	126	114
Total liabilities	6,115	6,440
Commitments and contingent liabilities
Stockholders’ Equity:
Common stock, $0.01 par value, 400.0 million shares authorized, 336.9 million and 326.9 million shares issued at December 31, 2004 and 2003, respectively	3	3
Preferred stock, $0.01 par value, 100.0 million shares authorized	—	—
Additional paid-in capital	3,945	3,828
Accumulated deficit	(226)	(523)
Accumulated other comprehensive income	22	12
Common stock in treasury, at cost, 23.1 million shares at December 31, 2004 and 2003	(262)	(262)
Total stockholders’ equity	3,482	3,058
Total liabilities and stockholders’ equity	$9,597	$9,498

See notes to consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Net Revenues
Casino	$2,872	$2,775	$2,815
Rooms	541	487	459
Food and beverage	470	420	393
Other revenue	323	263	257
	4,206	3,945	3,924
Expenses
Casino	1,442	1,466	1,454
Rooms	173	162	153
Food and beverage	418	382	347
Other expense	1,070	980	971
Depreciation and amortization	410	404	409
Pre-opening expense	7	1	1
Impairment loss and other	(1)	89	23
Merger expense	22	—	—
Corporate expense	48	36	34
	3,589	3,520	3,392
Equity in earnings of unconsolidated affiliates	5	9	17
Operating income	622	434	549
Interest expense, net of interest capitalized	(277)	(302)	(314)
Interest expense, net from unconsolidated affiliates	(4)	(5)	(5)
Interest and other income	5	5	5
Investment gain	3	—	44
Income from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	349	132	279
Provision for income taxes	158	60	106
Minority interest, net	7	3	7
Income from continuing operations before cumulative effect of accounting change	184	69	166
Discontinued operations
Income (loss) from discontinued operations (including $87 million gain on sale of the Las Vegas Hilton in 2004) net of taxes	113	(23)	(11)
Income before cumulative effect of accounting change	297	46	155
Cumulative effect of accounting change, net	—	—	(979)
Net income (loss)	$297	$46	$(824)
Basic earnings (loss) per share
Income from continuing operations before cumulative effect of accounting change	$0.60	$0.23	$0.55
Income (loss) from discontinued operations, net of taxes	0.36	(0.08)	(0.04)
Cumulative effect of accounting change	—	—	(3.25)
Net income (loss)	$0.96	$0.15	$(2.74)
Diluted earnings (loss) per share
Income from continuing operations before cumulative effect of accounting change	$0.58	$0.23	$0.55
Income (loss) from discontinued operations, net of taxes	0.36	(0.08)	(0.04)
Cumulative effect of accounting change	—	—	(3.22)
Net income (loss)	$0.94	$0.15	$(2.71)
Weighted average shares outstanding
Basic	309	302	301
Diluted	316	304	304

See notes to consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2001	$3	$3,788	$255	$(35)	$(244)	$3,767
Net loss	—	—	(824)	—	—	(824)
Currency translation adjustment	—	—	—	19	—	19
Comprehensive loss						(805)
Stock options exercised (including tax benefits of $1)	—	11	—	—	—	11
Treasury stock acquired	—	—	—	—	(18)	(18)
Stock-based compensation	—	2	—	—	—	2
Balance, December 31, 2002	3	3,801	(569)	(16)	(262)	2,957
Net income	—	—	46	—	—	46
Currency translation adjustment	—	—	—	28	—	28
Comprehensive income						74
Stock options exercised (including tax benefits of $3)	—	24	—	—	—	24
Stock-based compensation	—	3	—	—	—	3
Balance, December 31, 2003	3	3,828	(523)	12	(262)	3,058
Net income	—	—	297	—	—	297
Currency translation adjustment	—	—	—	10	—	10
Comprehensive income						307
Stock options exercised (including tax benefits of $20)	—	112	—	—	—	112
Stock-based compensation	—	5	—	—	—	5
Balance, December 31, 2004	$3	$3,945	$(226)	$22	$(262)	$3,482

See notes to consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$297	$46	$(824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	410	404	409
(Income) loss from discontinued operations	(113)	23	11
Impairment loss and other	(11)	89	—
Cumulative effect of accounting change	—	—	979
Investment gain	(3)	—	(44)
Amortization of debt issue costs	11	10	13
Tax benefit from stock option exercises	20	3	1
Change in working capital components:
Accounts receivable, net	(20)	13	28
Inventories, prepaids, and other	(15)	7	(1)
Accounts payable and accrued expenses	69	(32)	75
Income taxes payable	51	12	2
Change in deferred income taxes	28	(7)	7
Other	(8)	(8)	(6)
Net cash provided by operating activities of continuing operations	716	560	650
Investing activities
Capital expenditures	(540)	(323)	(351)
Proceeds from the sale of discontinued operations	286	—	—
Cash related to conversion from equity method to consolidation method of accounting for a subsidiary	9	—	—
Proceeds from the sale of property and equipment	16	—	—
Proceeds from sale of investment	8	—	120
Additional investments	(1)	(33)	—
Other	(12)	6	2
Net cash used in investing activities of continuing operations	(234)	(350)	(229)
Financing activities
Change in credit facilities	(569)	(293)	(469)
Payments on notes	(325)	(300)	(300)
Proceeds from issuance of notes	375	300	375
Purchases of treasury stock	—	—	(18)
Proceeds from exercise of stock options	92	21	10
Debt issuance costs	(25)	(4)	(8)
Other	5	3	2
Net cash used in financing activities of continuing operations	(447)	(273)	(408)
Cash related to discontinued operations	(21)	35	7
Increase (decrease) in cash and equivalents	14	(28)	20
Cash and equivalents at beginning of year	285	313	293
Cash and equivalents at end of year	$299	$285	$313
Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities:
Conversion of investment in subsidiary to preferred stock in subsidiary	$116	$—	$—
Cash paid for:
Interest, net of amounts capitalized	$305	$333	$338
Income taxes, net of refunds	$104	$52	$73

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation and Organization

The Company is a Delaware corporation formed in June 1998. The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company are currently conducted under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton, and Conrad brands. The Company, through subsidiaries, operates and consolidates sixteen wholly owned casino hotels located in the United States; of which seven are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; and one is located in New Orleans, Louisiana. Additionally, the Company manages and consolidates an 82 percent owned riverboat casino in Harrison County, Indiana (subsequent to December 31, 2004, the Company purchased the 18 percent owned by third parties and now the Company owns 100 percent of this property); manages and consolidates the casino operations of Caesars Palace at Sea on three cruise ships; manages and consolidates an 86 percent owned casino in Punta del Este, Uruguay and manages and consolidates two majority owned casinos in Nova Scotia, Canada. The Company partially owns and manages a casino located in Johannesburg, South Africa which is accounted for under the equity method. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia and the slot operations at the Dover Downs racetrack in Delaware. The management agreement with Dover Downs expired on December 31, 2004. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rentals and food and beverage sales.

On July 14, 2004, the Company, Harrah’s Entertainment, Inc. (“Harrah’s”) and Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s, (“Harrah’s Operating”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of the Company with and into Harrah’s Operating, which will be the surviving corporation. The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah’s common stock. However, Harrah’s has limited the total (i) number of Harrah’s shares it will issue to the product of the Company’s outstanding number of shares multiplied by 0.6642 and further multiplied by the 0.3247 fraction referred to above (the “Stock Cap”) and (ii) cash it will issue to the product of the Company’s outstanding number of shares multiplied by 0.3358 and further multiplied by the $17.75 amount referred to above (the “Cash Cap”). To the extent that the Company’s stockholders elect to receive (i) Harrah’s stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company’s stockholders shall be pro rated between Harrah’s common stock and cash pursuant to the terms of the Merger Agreement. As of December 31, 2004, the outstanding number of shares of the Company’s common stock was approximately 313.8 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 67.7 million shares of Harrah’s common stock and (ii) approximately $1.870 billion in cash.

The transaction with Harrah’s is subject to a number of conditions, including, among other things the approval and adoption of the Merger Agreement by the stockholders of the Company and Harrah’s at special stockholders meetings scheduled for each company on March 11, 2005, and upon receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

Note 2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and investments in unconsolidated affiliates, which are 50 percent or less owned, that are accounted for under the equity method. The Company exercises significant influence over those investments accounted for under the equity method due to ownership percentages, board representation, and management agreements. All material intercompany accounts and transactions are eliminated. Minority interests for consolidated entities that are less than 100 percent owned were $23 million and $20 million at December 31, 2004 and 2003, respectively, and are included in other liabilities on the consolidated balance sheets.

Cash and Equivalents

Cash and equivalents include investments purchased with maturities of three months or less. The carrying value of such investments approximates its fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of short-term investments and receivables.

The Company extends credit to certain casino customers following an evaluation of the creditworthiness of the individual. The Company maintains an allowance for doubtful accounts to reduce the casino receivables to their estimated collectible amount. As of December 31, 2004, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic receivables could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates. Revenue and expense accounts are translated at the average of exchange rates during the year. Gains and losses, net of applicable deferred income taxes, are reflected in stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Inventories

Inventories, prepaids, and other at December 31, 2004 and 2003, include inventories of $43 million for both periods. Inventories consist primarily of food and beverage items and are stated at the lower of cost or market. Cost is determined by the weighted-average cost method.

Property and Equipment

Property and equipment are stated at cost. Interest incurred during construction of facilities or expansions is capitalized at the Company’s weighted-average borrowing rate and amortized over the life of the related asset. Interest capitalization is ceased when a project is substantially completed or construction activities are no longer underway. Interest capitalized for the years ended December 31, 2004, 2003, and 2002 was $9 million, $5 million, and $9 million, respectively. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the consolidated statements of operations.

Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and riverboats and 3 to 10 years for furniture and equipment.

The carrying values of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Assets are grouped at the property level when estimating future cash flows for determining whether an asset has been impaired. If it is determined that an impairment has occurred, then an impairment loss is recognized in the consolidated statements of operations. During the year ended December 31, 2004, the Company recognized an impairment loss of $9 million ($6 million, net of taxes) related to its Caesars Tahoe property. This impairment is included in discontinued operations (See Note 3). During the year ended December 31, 2003, the Company recognized an impairment loss of $89 million related to its Flamingo Laughlin property (See Note 15).

Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, goodwill is no longer amortized. Goodwill and intangible assets are required to be tested at least annually for impairment. Upon the adoption of SFAS No. 142, each property with assigned goodwill was valued as an operating entity and the Company recorded an impairment charge of $979 million which was recorded as a cumulative effect of accounting principle change in the first quarter of 2002 (See Note 4).

Unamortized Debt Issue Costs

Debt discount and issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements using the straight-line method which approximates the effective interest method. Unamortized debt issuance costs are included in other assets on the consolidated balance sheets.

Self-Insurance

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical and life insurance coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in accrued expenses on the consolidated balance sheets.

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

Food and beverage revenues are derived from food and beverage sales in the food outlets of the Company’s casino hotels, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Other revenues include retail sales, entertainment sales, telephone, management fee income, and other miscellaneous income at the Company’s casino hotels. Like room revenues and food and beverage revenues, these revenues are recognized at the time the service is provided.

The revenue components presented in the consolidated statements of operations exclude the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. Complimentary revenues which have been excluded from the accompanying consolidated statements of operations are as follows:

	2004	2003	2002
	(in millions)
Rooms	$171	$168	$172
Food and beverage	262	269	276
Other	35	28	27
Total complimentary revenues	$468	$465	$475

The estimated departmental costs of providing these complimentaries are classified in the consolidated statements of operations as an expense of the department issuing the complimentary, primarily the casino department, and are as follows:

	2004	2003	2002
	(in millions)
Rooms	$63	$66	$66
Food and beverage	231	229	227
Other	35	28	27
Total cost of promotional allowances	$329	$323	$320

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

Advertising Expense

Advertising expense includes the costs associated with the production of advertisements and the communication of those advertisements. Advertising costs are expensed as incurred in accordance with Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs.” Advertising expense from continuing operations was $62 million, $64 million, and $56 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Pre-Opening Expense

Pre-opening expense includes operating expenses and incremental salaries and wages directly related to a facility or project during its construction. Costs of start-up activities are expensed as incurred in accordance with SOP 98-5, “Reporting on the Costs of Start-Up Activities.” Pre-opening expense for the year ended December 31, 2004 was $7 million and related to the production and premiere of the musical “We Will Rock You” at Paris Las Vegas and the opening of the Roman Plaza at Caesars Palace. For the year ended December 31, 2003, the Company incurred $1 million of pre-opening expense associated with the opening of “A New Day….” starring Celine Dion at Caesars Palace. For the year ended December 31, 2002, the Company incurred $1 million of pre-opening expense related to a new hotel at Caesars Indiana.

Earnings (Loss) Per Share (“EPS”)

In accordance with the provisions of SFAS No. 128, “Earnings per Share,” basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists primarily of assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows:

	December 31,
	2004	2003	2002
	(in millions)
Weighted average number of common shares outstanding—basic	309	302	301
Potential dilution from equity grants	7	2	3
Weighted average number of common shares outstanding—diluted	316	304	304

For the years ended December 31, 2004, 2003 and 2002, 1 million, 15 million, and 15 million shares, respectively, would have been included in the calculation of diluted EPS; however the exercise price of those options exceeded the average market price. In April 2004, the Company issued $375 million contingent convertible senior notes due 2024. The notes are convertible into cash and shares of the Company’s common stock upon the occurrence of certain events described in Note 9. Shares potentially issuable upon conversion are not included in the calculation of diluted EPS because the Company’s common stock price has not exceeded the conversion price.

Stock-Based Compensation

At December 31, 2004, the Company has Stock Incentive Plans, which are described more fully in Note 12. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income (loss) for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation reflected in the as reported net income (loss) includes expense for the Supplemental Retention Plan (see Note 13), restricted stock units and performance awards. Had compensation cost for the Company’s Stock Incentive Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(in millions, except per share amounts)
Net income (loss), as reported	$297	$46	$(824)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	3	2	1
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(11)	(14)	(15)
Pro forma net income (loss)	$289	$34	$(838)
Earnings (loss) per share:
Basic, as reported	$0.96	$0.15	$(2.74)
Basic, pro forma	$0.94	$0.11	$(2.78)
Diluted, as reported	$0.94	$0.15	$(2.71)
Diluted, pro forma	$0.91	$0.11	$(2.76)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of zero percent for each of the three years; expected volatility of 41 percent, 44 percent and 40 percent for the years ended December 31, 2004, 2003 and 2002, respectively; risk-free interest rates of 3.80, 3.29 and 4.59 percent and expected life of six years for each of the options granted. The weighted-average fair value per share of options granted was $6.96 for 2004, $3.57 for 2003, and $4.61 for 2002.

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

Related Party Transactions

The Company’s related party transactions generally fall into the following categories:

•       Payments of professional fees to firms affiliated with certain members of the Company’s Board.

•       Payments to Hilton Hotels Corporation for certain trade name usage, assignment, service and license agreements which agreements were entered into as part of the spin-off in 1998 from Hilton Hotels Corporation.

Such transactions totaled $7 million for the year ended December 31, 2004 and $9 million for each of the years ended December 31, 2003 and 2002.

Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications, including discontinued operations as described in Note 3, to conform to classifications adopted in the current year. These reclassifications have no effect on previously reported net income (loss).

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. In April 2004, the Company issued contingent convertible notes with terms as described in Note 9. In accordance with EITF 04-08, there will be no impact on the future diluted earnings per share calculated related to these notes unless the Company’s common stock price exceeds the conversion price. In that situation, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury share method.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement will not have a material effect on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. This statement will be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently in the process of determining the impact this statement will have on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this statement will not have a material effect on the Company’s financial condition or results of operations.

Note 3.   Discontinued Operations

Las Vegas Hilton

On December 24, 2003, the Company entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004 resulting in an after tax gain of $87 million. The gain is included in income from discontinued operations for the year ended December 31, 2004. The Company received cash of approximately $286 million for the property, building, equipment and working capital that comprise the Las Vegas Hilton. The proceeds from the sale were used to reduce outstanding debt balances.

Atlantic City Hilton and Bally’s Casino Tunica

On September 27, 2004, the Company entered into an agreement to sell certain assets and related liabilities of the Atlantic City Hilton and Bally’s Casino Tunica to an unrelated third party for $612 million. This transaction is expected to close in the first quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell these two properties exceeds their carrying value; therefore no loss has been recognized as of December 31, 2004. Any gain related to this sale will be recognized when the transaction is completed.

Bally’s Casino New Orleans

On October 22, 2004, the Company entered into an agreement to sell its equity interests in Belle of Orleans, LLC, which operates Bally’s Casino New Orleans, to an unrelated third party for $24 million. The transaction is scheduled to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore no loss has been recognized as of December 31, 2004. Any gain related to this sale will be recognized when the transaction is completed.

Caesars Tahoe

On November 19, 2004, the Company entered into an agreement to sell certain assets and related liabilities of Caesars Tahoe to an unrelated third party for $45 million. The transaction is expected to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore no loss has been recognized as of December 31, 2004.

Caesars Gauteng

On December 24, 2004, the Company entered into a definitive agreement to sell its ownership and management interests in Caesars Gauteng for approximately $145 million. The transaction is scheduled to close by the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. Any gain related to this sale will be recognized when the transaction is completed.

The results of the properties discussed above are classified as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Interest expense has been allocated to the income from discontinued operations based on the ratio of the discontinued operations’ net assets to the consolidated net assets. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated. The assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets as of December 31, 2004 and 2003.

Summary operating results of the properties noted above are as follows:

	2004	2003	2002
	(in millions)
Net revenues	$599	$724	$728
Operating income	$69	$20	$21
Interest expense	(27)	(32)	(36)
Income tax (provision) benefit	(16)	(11)	4
Gain on sale, net of taxes of $47 million	87	—	—
Income (loss) from discontinued operations	$113	$(23)	$(11)

Caesars Tahoe Impairment Losses

During the third quarter of 2004, the Company recognized a $9 million impairment charge ($6 million, net of taxes) related to its Caesars Tahoe property. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined there were indications of impairment when, during the third quarter of 2004, offers to purchase the Company’s Caesars Tahoe property were submitted to the Company and reviewed by management. Based on the Company’s analysis, management determined that the book value of the property exceeded the fair market value by approximately $9 million. The write-down is included in operating income in the table above.

During the fourth quarter of 2003, the Company completed the annual impairment testing of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company engaged an independent company to assist in the valuation of properties with a significant amount of assigned goodwill. The fair value of the operating entities was determined using a combination of a discounted cash flow model, a guideline company method using valuation multiples and similar transaction method. Based on this analysis, the Company recorded a goodwill impairment charge of $38 million at Caesars Tahoe in the fourth quarter of 2003. The impairment resulted from a decline in operations at Caesars Tahoe, as well as lower future expectations attributable to the increased competition from Native American gaming in Northern California. Competition from these Native American properties increased significantly with the opening of a new casino hotel in 2003 near Sacramento, California, which is a primary feeder market for Caesars Tahoe. The write-down is included in operating income in the table above.

Bally’s Casino New Orleans Transaction

In December 2002, the Company settled certain litigation regarding the Belle of Orleans, L.L.C. (the “Belle”). The settlement provided for a cash payment of $21 million for the Company’s subsidiary, Bally’s Louisiana, Inc., to purchase the 50.1 percent interest of the Belle which it did not own and to dismiss all outstanding litigation with prejudice. In connection with this transaction, the Company recorded a $43 million charge ($28 million, net of taxes) for the buyout of its partner, Metro Riverboat Associates, the settlement of all outstanding litigation involving the partnership and the revaluation of the Bally’s Casino New Orleans. The charge is included in operating income in the table above.

Assets held for sale and liabilities related to assets held for sale are as follows:

	December 31,
	2004	2003
	(in millions)
Cash and equivalents	$27	$38
Accounts receivable, net	1	22
Inventories, prepaids and other	4	10
Property and equipment, net	417	578
Goodwill	108	108
Investments	49	40
Other assets	20	24
Total assets held for sale	$626	$820
Accounts payable	$—	$2
Accrued expenses	7	49
Other liabilities	7	5
Total liabilities related to assets held for sale	$14	$56

Note 4.   Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.

As of January 1, 2002, the Company had approximately $1.8 billion of unamortized goodwill. Approximately two-thirds of the total related to the acquisition of the Bally’s properties in 1996, while the remainder related primarily to the Caesars acquisition in December 1999. In accordance with the initial adoption of SFAS No. 142, each property with assigned goodwill is to be valued as an operating entity. If the fair value of the operating entity is greater than the book value, including assigned goodwill, no further testing is required. However, if the book value, including goodwill, is greater than the fair value of the operating entity, the assets and liabilities of the operating entity are required to be valued. The difference between the fair value of the operating entity and the fair value of the assets is the implied fair value of goodwill. To the extent that the implied fair value of goodwill is less than the book value of goodwill, an impairment charge is recognized as a cumulative effect of accounting change upon adoption.

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

During the fourth quarters of 2004 and 2003, the Company completed the annual impairment testing of goodwill and indefinite-lived intangible assets with the assistance of an independent company. Except as noted in Note 3, there were no additions or adjustments to goodwill during the years ended December 31, 2004 or 2003.

Note 5.   Accounts Receivable

Accounts receivable balances are as follows:

	December 31,
	2004	2003
	(in millions)
Casino	$196	$189
Hotel and other	55	42
	251	231
Less allowance for doubtful accounts	(68)	(70)
Total	$183	$161

The provision for estimated uncollectible receivables from continuing operations, primarily included in casino expenses, was $26 million, $38 million and $55 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 6.   Investments

Investments in and notes from affiliates are as follows:

	December 31,
	2004	2003
	(in millions)
Investments	$35	$61
Notes receivable	—	80
Total	$35	$141

Investments in less than 50 percent owned unconsolidated affiliates, includes a casino management company in Windsor, Canada and our investment in the Las Vegas Monorail at December 31, 2004. At December 31, 2003, investments also includes Baluma Holdings, S.A. and Margaritaville as described below.

Investment in Baluma Holdings, S.A.

Over the past several years, the Company has loaned to Baluma Holdings, S.A. (“Holdings”) $80 million (the “Baluma Notes”). Holdings is the ultimate parent of Baluma, S.A. (“Baluma”) the entity that owns the Conrad Punta del Este (the “Resort”), in Punta del Este, Uruguay. The Baluma Notes were included in investments on the December 31, 2003 balance sheet. The principal, together with certain accrued and unpaid interest, was not repaid. The Baluma Notes were secured by a first priority lien on all the assets comprising the Resort and the stock of Baluma. In October 2003, the Board of Directors of Baluma agreed to restructure the indebtedness owed to the Company by exchanging the Baluma Notes together with accrued and unpaid interest for 7 percent convertible preferred stock of Holdings. In September 2004, the Company completed the restructuring, increasing (i) its ownership to approximately 86 percent and (ii) its seats on Baluma’s Board of Directors to seven of the eleven seats. As a result of the restructuring, the Company converted its investment balance and the Baluma Notes to equity and began consolidating the results of operations and financial condition of Baluma beginning in September 2004.

Las Vegas Monorail

Pursuant to an agreement entered into in September 2000, the Company purchased in 2003 $15 million in bonds issued by the Las Vegas Monorail Company (“LVMC”), which are included in investments in the table above. The bonds accrue (but do not pay) interest at an accrual rate of 9%. Principal and accrued and unpaid interest are due in 2040. The LVMC has developed a monorail system in Las Vegas, which is approximately four miles long and has seven stations directly connecting eight hotel casinos on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Two of the seven station stops are located at the Company’s properties: Bally’s Las Vegas, and Flamingo Las Vegas.

Margaritaville Café

In 2003, the Company invested in a joint venture with an entity indirectly controlled by Jimmy Buffett, to construct and operate the Margaritaville Café at the Flamingo Las Vegas. The Company has invested $17 million which is included in investments in the table above at December 31, 2003. Jimmy Buffett’s Margaritaville Café opened in December 2003. In the first quarter of 2004, in accordance with FIN 46R, “Consolidation of Variable Interest Entities,” the Company began to consolidate the financial position and results of operations of this entity.

Note 7.   Property and Equipment

Property and equipment balances are as follows:

	December 31,
	2004	2003
	(in millions)
Land	$1,641	$1,599
Buildings, riverboats and leasehold improvements	5,648	5,477
Furniture and equipment	1,327	1,398
Construction in progress	304	58
	8,920	8,532
Less accumulated depreciation and amortization	(1,747)	(1,628)
Total	$7,173	$6,904

Note 8.   Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2004	2003
	(in millions)
Compensation and benefits	$192	$175
Interest	65	71
Gaming and property taxes	60	59
Customer deposits	47	47
Outstanding casino chip liability	29	22
Loyalty club programs	27	31
Other	206	160
Total	$626	$565

Note 9.   Debt

Long-term debt balances are as follows:

	December 31,
	2004	2003
	(in millions)
Credit Facilities	$573	$1,142
7.0% Senior Notes, due 2004	—	325
8.5% Senior Notes, due 2006, net of unamortized discount of $1 million and $2 million in 2004 and 2003, respectively	399	398
7.5% Senior Notes, due 2009	425	425
7.0% Senior Notes, due 2013	300	300
7.875% Senior Subordinated Notes, due 2005	400	400
9.375% Senior Subordinated Notes, due 2007	500	500
8.875% Senior Subordinated Notes, due 2008	400	400
7.875% Senior Subordinated Notes, due 2010	375	375
8.125% Senior Subordinated Notes, due 2011, net of unamortized discount of $2 million	348	348
Floating Rate Contingent Convertible Senior Notes, due 2024	375	—
Other	50	4
	4,145	4,617
Less current maturities	(8)	(1)
Market value of interest rate swaps	6	2
Net long-term debt	$4,143	$4,618

Debt maturities during the next five years and thereafter are as follows:

(in millions)
2005	$8
2006	415
2007	524
2008	491
2009	1,290
Thereafter	1,417
$4,145

The consolidated balance sheets as of December 31, 2004 and 2003, exclude from current maturities the $400 million 7.875% Senior Subordinated Notes due December 2005 and the $325 million 7.0% Senior Notes due July 2004, respectively. These amounts are classified as long-term because the Company has both the intent and the ability to refinance these notes using availability under the long-term portion of its Credit Facility.

In April 2004, the Company entered into a new $2.0 billion senior credit facility, which expires in April 2009, and is comprised of a $700 million term loan and a $1.3 billion revolver (collectively, the “Credit Facility”) and terminated its previous credit facilities. During 2004, the Company used excess cash to reduce the outstanding balance on the term loan to $500 million, thereby reducing the overall availability under the Company’s Credit Facility from $2.0 billion to $1.8 billion. As of December 31, 2004, $500 million was outstanding under the term loan and no amounts were outstanding under the revolver. The Company is required to make repayments of the term loan under the Credit Facility in the following amounts on the last day of the following fiscal quarters: $3.5 million on the last day of the fiscal quarter ending June 30, 2006 and each fiscal quarter thereafter through and including March 31, 2007;

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

As of December 31, 2004, the Company had $42 million in letters of credit outstanding; of which $26 million reduce the availability of the Credit Facility.

The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00. The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended December 31, 2004 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter. The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods. The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter. If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues. As of December 31, 2004, the Company was in compliance with all applicable covenants.

Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at the Company’s option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility). The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future. The Company pays a margin over LIBOR which is a function of the Company’s leverage ratio and the Company’s credit rating. This margin is adjusted quarterly. Based on the Company’s leverage ratio and credit rating as of December 31, 2004, the margin over LIBOR was 115 basis points.

The maximum borrowing cost for LIBOR loans under the Credit Facility is LIBOR plus 175 basis points. This margin is adjusted for pre-determined discounts based on the Company’s leverage ratios. The weighted average interest rate on outstanding borrowings under the Credit Facility was 3.58 percent at December 31, 2004 and 2.48 percent at December 31, 2003.

The Company currently plans to apply the proceeds from the pending asset sales described in Note 3 to reduce borrowings outstanding under the Credit Facility, and if so applied, there should be no borrowings outstanding at the close of the pending transaction with Harrah’s. The Credit Facility contains certain provisions that would restrict the pending merger with Harrah’s unless amended or waived, and there can be no assurance that such amendments or waivers will be obtained.

In a program designed for short-term borrowings at lower interest rates than under the Company’s Credit Facility, the Company has entered into an uncommitted line of credit with a lender whereby the Company can borrow up to $100 million for periods of ninety days or less. At December 31, 2004 and 2003, the Company had $73 million and $0, respectively, outstanding under this agreement, which expires March 2005. These amounts are classified as long-term because the Company has both the intent and the ability to refinance these notes using availability under the long-term portion of its Credit Facility. The Company is required to maintain availability under its Credit Facility in an amount equal to the amount outstanding under this short term borrowing program. Borrowings bear interest at current market rates. The interest rate on the outstanding borrowing at December 31, 2004 was 3.35 percent. Interest rates on amounts borrowed under this agreement during 2004 ranged from 2.10 percent to 3.41 percent, and during 2003 the rates ranged from 2.04 percent to 2.98 percent.

As of December 31, 2004, the Company’s consolidated debt balance includes $47 million of notes issued by Baluma Holdings, S.A. (See Note 6) which the Company began consolidating in September 2004 due to an ownership restructuring. The notes bear interest of LIBOR plus 450 basis points and have annual principal reductions with the final maturity in December 2010.

The estimated fair value of long-term debt (including current maturities) at December 31, 2004 and 2003 was $4.5 billion and $5.0 billion, respectively. The fair values of the Company’s public debt securities are based on the quoted market prices for the same or similar issues, and the fair value of borrowings under the credit facilities is assumed to be book value due to the short-term nature of such borrowings.

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

Interest Rate Swaps

Pursuant to the Company’s risk management policy, management may engage in actions to manage the Company’s interest rate risk position. During 2003, the Company entered into four interest rate swaps representing $300 million notional amount with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company’s fixed-rate debt to a floating rate (“fair value hedges”). Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above LIBOR on the $300 million notional amount. The interest rate swaps mature in 2013. The net effect of the interest rate swaps resulted in a reduction in interest expense of $9 million and $2 million for the years ended December 31, 2004 and 2003, respectively.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded other long-term assets of $6 million and $2 million as of December 31, 2004 and 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Note 10.   Income Taxes

Income from continuing operations before taxes includes amounts from our international operations of $34 million, $32 million, and $37 million for the years ended December 31, 2004, 2003 and 2002, respectively. The provision for income taxes are as follows:

	December 31,
	2004	2003	2002
	(in millions)
Current
Federal	$135	$23	$55
State, foreign, and local	26	28	43
	161	51	98
Deferred	(3)	9	8
Total	$158	$60	$106

The income tax effects of temporary differences between financial and income tax reporting that gave rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(in millions)
Deferred tax assets
Accrued expenses	$76	$71
Insurance and other reserves	33	46
Benefit plans	20	17
Pre-opening expense	20	20
Foreign tax credit carryovers	62	57
Other	46	48
	257	259
Valuation allowance	(22)	(22)
	235	237
Deferred tax liabilities
Fixed assets, primarily depreciation	(1,019)	(993)
Other	(115)	(116)
	(1,134)	(1,109)
Net deferred tax liability	$(899)	$(872)

If unused, foreign tax credit carryovers of $10 million, included in the table above, will expire during the period 2010 through 2013.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002
Federal income tax rate	35.0%	35.0%	35.0%
Foreign, state and local income taxes, net of federal tax benefits	8.0	11.1	7.8
Tax return true-up and permanent items	2.3	(0.6)	(4.8)
Effective tax rate	45.3%	45.5%	38.0%

The Internal Revenue Service is currently examining federal income tax returns for the years ended December 31, 2001, 2000 and 1999, and has indicated to the Company that it intends to examine the Company’s federal income tax returns for the years ended December 31, 2004 (which has not yet been filed), 2003 and 2002 once the current examination concludes. The Company is also under examination in various states for income and franchise tax matters. The Company believes that any tax liability arising from the examinations will not have a material impact on its financial position and results of operations.

The American Jobs Creation Act of 2004 created a special one-time deduction relating to the repatriation of foreign earnings. With respect to its share of the undistributed earnings of its foreign affiliates, the Company is currently evaluating the potential effect of the deduction, and expects to complete its evaluation by December 31, 2005.

Note 11.   Stockholders’ Equity

Four hundred million shares of common stock with a par value of $0.01 per share are authorized. As of December 31, 2004, 336.9 million shares were issued and 313.8 million were outstanding. As of December 31, 2003, 326.9 million shares were issued and 303.8 million shares were outstanding. One hundred million shares of preferred stock with a par value of $0.01 per share are authorized, of which no amounts have been issued.

The Board of Directors has approved an aggregate of 40 million shares under a common stock repurchase program. No shares were repurchased during the years ended December 31, 2004 and 2003. Cumulatively, through December 31, 2004, the Company repurchased a total of 23.1 million shares of its common stock at an average price of $11.31 resulting in 16.9 million shares remaining available under the stock repurchase program.

The Company has a Preferred Share Purchase Rights Plan under which a right (collectively, “Rights”) is attached to each share of the Company’s common stock. The Rights may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company’s common stock by a specified person or affiliated group. Depending on the circumstances, if the Rights become exercisable, the holder may be entitled to purchase units of the Company’s junior participating preferred stock, shares of the Company’s common stock or shares of common stock of the acquiror. The Rights remain in existence until 2008 unless they are terminated, exercised or redeemed. Pursuant to the Agreement and Plan of Merger, dated July 14, 2004, the Company amended the Preferred Share Purchase Rights Plan so that the pending merger with Harrah’s would not cause the Rights to become exercisable.

Note 12.   Equity Awards

In 2004, the Company’s Board of Directors adopted, and its stockholders approved, the Caesars Entertainment, Inc. 2004 Long Term Incentive Plan. This plan replaces the Company’s 1998 Stock Incentive Plan and the 1998 Independent Directors Stock Option Plan. While no further awards will be made under the either of the 1998 plans, any awards outstanding remain in effect with the same terms and conditions as when granted. Pursuant to the 2004 Long Term Incentive Plan, the maximum number of shares of common stock with respect to which awards may be granted under the plan is 20 million shares. The plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards to directors, officers, employees and consultants of the Company. Stock options may be granted to purchase common stock at not less that the fair market value at the date of grant. Generally, options vest and may be exercised in installments commencing one year from the date of grant and have a term of not longer than 10 years.

The following table summarizes information about stock options for the years ended December 31:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	27,666,182	$9.33	28,005,506	$9.34	27,267,851	$9.17
Granted	1,441,800	15.33	4,462,500	7.63	3,023,193	10.01
Exercised	(9,682,420)	9.27	(2,858,856)	6.43	(963,160)	6.86
Cancelled	(1,027,299)	9.81	(1,942,968)	9.90	(1,322,378)	9.39
Outstanding at end of year	18,398,263	9.80	27,666,182	9.33	28,005,506	9.34
Options exercisable at end of year	11,714,423	$9.36	19,161,844	$9.33	20,703,536	$8.92
Options available for grant at end of year	17,902,000		5,851,145		8,370,677

The following table summarizes information about stock options outstanding at December 31, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.99	-	$ 7.56	5,478,109	5.67 years	$6.86	3,672,079	$6.56
7.71	-	9.94	5,098,219	5.11	8.76	3,078,709	8.76
10.38	-	12.44	5,302,735	5.36	11.71	4,852,535	11.75
12.76	-	16.38	2,519,200	6.95	14.30	111,100	13.87
$ 5.99	-	$16.38	18,398,263	5.60	$9.80	11,714,423	$9.36

Pursuant to the 2004 Long Term Incentive Plan, the Company has granted 516,900 restricted stock units and 196,200 performance awards during 2004. The restricted stock units vest in installments over four years. The Company recognizes compensation expense over the vesting period based upon the market price at the date of the grant. No shares were vested at December 31, 2004. The Company recognized compensation expense of $1 million related to the restricted stock units for the year ended December 31, 2004. The performance awards vest at December 31, 2006, based on the achievement of the performance awards goals. The Company recognized compensation expense of $1 million related to these awards. These awards may be settled in shares or cash.

Note 13.   Employee Pension and Savings Plans

A significant number of the Company’s employees are covered by union sponsored, collectively bargained, multi-employer pension plans. The Company contributed and charged to expense from continuing operations $24 million, $22 million, and $17 million for the years ended December 31, 2004, 2003, and 2002, respectively, for such plans. Information from the plans’ administrators is not sufficient to permit the Company to determine its share, if any, of unfunded vested benefits.

The Company and its subsidiaries also sponsor several defined contribution plans (401(k) savings plans). These plans allow for pretax and after tax employee contributions and employer matching contributions. Such amounts contributed to the plans are invested at the participants’ direction. The Company’s matching contribution expense from continuing operations for such plans was $17 million, $17 million, and $18 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company also maintains a Non-qualified Deferred Compensation Plan for certain employees. This plan allows participants to defer a portion of their salary on a pretax basis and accumulate tax-deferred earnings plus interest. The Company provides a matching contribution of 50 percent of the employee contribution, subject to a maximum Company contribution of 5 percent of an employee’s annual compensation. These deferrals are in addition to those allowed in the Company’s 401(k) plans. The Company’s matching contribution expense from continuing operations for such plans was $2 million for each of the years ended December 31, 2004, 2003 and 2002.

In November 2001, the Company established a Supplemental Retention Plan for selected executives. Participants in this non-qualified unfunded retirement plan are granted rights that vest over four years. At retirement or in other circumstances as defined, shares of Company common stock are distributed equal to the number of rights credited to a participant’s account. The shares issued under the plan will be treasury shares and are limited to a maximum of 2.5 million shares. As of December 31, 2004 and 2003 approximately 326,000 shares and 158,000 shares have vested, respectively. The Company recognizes compensation expense equal to the value of the rights granted over the vesting term based on the stock price on the date of grant. Compensation expense associated with this plan was $3 million, $3 million, and $1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Effective July 2004, no new grants will be made under this plan.

The Company maintains an Employee Stock Purchase Plan by which the Company is authorized to issue up to five million shares of common stock to its full-time employees. Under the terms of the Plan, employees can elect to have a percentage of their earnings withheld to purchase the Company’s common stock at 95 percent of the lower of the closing price on the first day of the purchase period or the last day of the purchase period.

Pursuant to the Employee Benefits and Other Employment Matters Allocation Agreement by and between Hilton Hotels Corporation and the Company dated as of December 31, 1998, the Company shall retain or assume, as applicable, liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan based on the ratio of accrued benefits of Hilton employees and the Company’s employees. Based on this ratio the Company’s share of any benefit or obligations would be approximately 30 percent of the total. The Hilton Hotels Retirement Plan is a defined benefit plan that provides benefits based on years of service and compensation, as defined. Since December 31, 1996, employees have not accrued additional benefits under this plan. The plan is administered by Hilton Hotels Corporation. Hilton Hotels Corporation has informed the Company that as of December 31, 2004, the Plan benefit obligations exceed the fair value of the plan assets by $35 million; however, no contributions to the plan were required during 2004 and no contributions are expected to be required for 2005.

Note 14.   Leases

The Company and its subsidiaries lease both real estate and equipment used in operations, which are classified as operating leases. Rental costs relating to operating leases and charged to expense from continuing operations were approximately $33 million in 2004, $29 million in 2003, and $31 million in 2002, including contingent rental payments of $17 million in 2004, $15 million in 2003, and $16 million in 2002.

The following is a schedule of future minimum lease commitments under noncancellable operating leases as of December 31, 2004 including discontinued operations (in millions):

2005	$23
2006	21
2007	21
2008	20
2009	20
Thereafter	726
Total minimum lease payments	$831

The Company leases the land and building for the Caesars Tahoe facility. This lease expires in 2028 and is renewable, at the Company’s sole option, for an additional 25-year period. The lease provides for a minimum rental payment of $5.0 million for 2004, increasing by 2.5 percent in each subsequent year, and for percentage rent of 1 percent of the casino hotel’s gross revenue (as therein defined).

The Company has also entered into various operating leases for land adjacent to its dockside casinos in Mississippi. The amended and restated lease agreement for land adjacent to Grand Casino Gulfport has an initial term of June 1, 2002, through June 30, 2007; however, the Company has the ability to extend the lease at its sole discretion for an additional 35 years. The Company is required to make annual rental payments of $1.4 million subject to adjustment as defined, plus 5 percent of gross annual gaming revenues in excess of $25 million and 3 percent of all non-gaming revenues. The lessor of the Grand Casino Gulfport site has the right to cancel the lease at any time for reason of port expansion, in which case the lessor will be liable to the Company for the depreciated value of improvements and other structures placed on the leased premises, as defined.

The lease for land adjacent to Grand Casino Biloxi has an initial term of 99 years and provides for rental payments of 5 percent of casino revenues (as defined therein) with a minimum payment of $3.2 million per year. The Company may cancel the lease by making a payment equal to six months of lease payments. The Company also entered into a 15-year lease for submerged land adjacent to Grand Casino Biloxi with an option, at its sole discretion, to extend the lease for five years after the expiration of the initial 15-year term in 2008. The lease provides for annual rental payments of $1.0 million and subsequent increases as defined in the agreement.

The lease for land adjacent to Grand Casino Tunica provides for annual rental payments of $3.6 million in 2004, subject to adjustment as defined in each subsequent year. The initial term of the lease was for six years beginning in 1993 with nine six-year renewal options, at the Company’s sole discretion, for a total of 60 years. The next lease renewal date is on December 31, 2005.

Note 15.   Impairment Loss and Other

2004 Transactions

In May 2004, the Company recognized a $2 million charge related to executive contract terminations.

In December 2004, the Company entered into an agreement to terminate early a lease with a tenant at one of its casino hotels in exchange for an $8 million payment. The Company recognized an $8 million charge related to this lease termination.

In December 2004, the Company completed the sale of real estate in New Jersey and received cash of $16 million and recognized a gain of $11 million.

2003 Transactions

Due to the continued proliferation of Native American gaming in Arizona and Southern California, the Laughlin, Nevada market suffered substantially increased competition. Because of the increased competition, Flamingo Laughlin experienced a decline in its operating results. Due to the decline in operations and lower future expectations, the Company, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” determined the carrying value of Flamingo Laughlin’s long-lived assets exceeded their fair market value.

The Company engaged an independent company to assist in determining the fair value of Flamingo Laughlin’s long-lived assets. The fair value was determined by a combination of a discounted cash flow model, a guideline company method, and similar transaction method. Based on this analysis, the carrying value of the long-lived assets exceeded the fair value by $89 million. Accordingly, an impairment loss was recognized during the year ended December 31, 2003.

2002 Transactions

In September 2002, the Company recognized a $7.5 million charge related to the voluntary termination of an energy contract with Enron Corporation. Also in September 2002, tropical storms in the Gulf Coast caused $2.5 million in damage to the Grand Biloxi and Grand Gulfport properties. The losses did not exceed the deductibles under the Company’s various insurance policies.

In November 2002, the Company’s then President and Chief Executive Officer resigned. In fulfillment of obligations outlined in this executive’s employment contract, which was scheduled to expire in December 2005, the Company recognized a charge of approximately $9 million for salary and bonus commitments and certain other benefits.

The Company also recognized a $4 million charge in 2002, related to the settlement of litigation related to the failed agreement to sell the Las Vegas Hilton in 2000.

Note 16.   Merger Expense

During 2004, the Company expensed $22 million related to the pending merger of Caesars Entertainment with Harrah’s Operating. In connection with the pending transaction, the Company expects to continue to incur significant fees and expenses, including without limitation, fees and expenses payable to legal and other advisors. Caesars and Harrah’s have also agreed to “stay bonuses” of approximately $19 million in total which will be paid to select employees who are critical to the continued operations of Caesars through the completion of the merger. The stay bonuses will become payable at either the completion of the merger or on the date the merger has been terminated, provided in either case that the selected employee has remained in the employment of the Company to the applicable date. The stay bonuses were communicated to select employees in October 2004 and will be accrued over the expected service period, which is currently estimated to be through June 30, 2005. For the year ended December 31, 2004, $6 million in stay bonuses have been accrued.

The Company engaged UBS as its financial advisor in connection with the merger. Under the terms of the agreement, UBS was paid a fee of $1 million in 2004 and will earn an additional $19 million upon completion of the merger.

Effect of the Pending Merger on the 1998 Stock Incentive Plans

The occurrence of a “Change in Control” of the Company has two effects on the stock options granted pursuant to the Company’s 1998 Independent Director Stock Option Plan and 1998 Stock Incentive Plan (collectively, the “Plans”).

Under each of the Plans, a “Change in Control” will occur if the Company’s stockholders approve the Company’s pending merger with Harrah’s. Upon such event, (a) all currently outstanding options which are unvested shall become fully exercisable and vested; and (b) option holders can utilize the “Change in Control Cash-Out” (the “Cash-Out Option”) under each of the Plans. The Cash-Out Option provides that during a period of 60 days from the date of a “Change in Control,” a Plan participant shall have the right to notify the Company that he or she wishes to surrender all or part of any Plan stock option to the Company and receive cash, within 30 days of such notice, in an amount equal to: (a) the number of applicable options multiplied by (b) the “Spread.” The “Spread” is equal to: (a) the greater of (i) the highest price of the Company’s common stock during the 60-day period prior to and including the date of the Change in Control (the “60-day Window”) or (ii) the highest price per share of Company common stock paid in the proposed merger; less (b) the exercise price of such option.

As of February 21, 2005, the highest price per share of Company common stock was $20.89. Using such share price and assuming that the Cash-Out Option was elected for all outstanding options under both Plans as of February 21, 2005 (for an aggregate of approximately 16.2 million shares), the Company would be obligated to pay approximately $188 million, which would be expensed in the Company’s statement of operations in the period in which a Plan participant exercised the Cash-Out Option and be funded by available borrowings under the Company’s Credit Facility. The actual amount (if any) that the Company will be obligated to pay in settlement of the Cash-Out Option will depend upon the Company’s stock price during the 60-day period prior to the Company’s Special Meeting of Stockholders (which is currently expected to take place on March 11, 2005), and on the number of shares subject to outstanding options with respect to which participants in the Plans elect the Cash-Out Option. Upon settlement of the Cash-Out Option, the underlying options (and related shares) will be deemed retired and will not be entitled to any consideration upon consummation of the pending merger with Harrah’s.

Note 17.   Investment Gains

Investment in Office Building

During the second quarter of 2004, the Company completed the sale of its partnership interest in an office building in which the Company’s corporate office is located. The Company received proceeds of $8 million and recognized a gain of $3 million.

Investment in Jupiters Limited

In April 2002, the Company completed the sale of its 19.9 percent equity interest in Jupiters Limited and received total gross proceeds of approximately $120 million. As a result of this transaction, the Company recorded a gain of $44 million in April 2002, net of the $16 million deferred currency translation adjustment. This gain has been recorded as an investment gain in the accompanying consolidated statement of operations for the year ended December 31, 2002. Although the Company sold its equity interest in Jupiters Limited, it continues to manage Jupiters’ two Queensland casino hotels.

Note 18.   Commitments and Contingent Liabilities

New Projects

Saint Regis Mohawk Tribe

The Company entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which it paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for the Company to develop and manage the Tribe’s planned $500 million casino and resort complex that is to be located at Kutsher’s Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the “NIGC”). In response to comments from the NIGC, the Company entered into an amended management agreement (the “Amended Management Agreement”) and a development agreement (the “Amended Development Agreement”) on November 10, 2003, with the Tribe. The Amended Management Agreement provides, among other things, that the Company will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined in that agreement, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that the Company will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, the Company’s approval of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, the Company will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. The Company also has the right, but not the obligation, to advance such funds. The Company has not finalized or approved any size of construction budget. During 2004, the Company and the Tribe began to explore third-party financing alternatives. The Company and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. The Company’s ability to provide various forms of credit support will be subject to the Credit Facility described in Note 9. The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

The Company has entered into a definitive agreement, as amended, to acquire approximately 66 acres of the Kutsher’s Resort Hotel and Country Club in Sullivan County, New York, for approximately $10 million, with an option to purchase the remaining 1,400 acres for $40.5 million. Upon approval of the Bureau of Indian Affairs (the “BIA”), the 66 acre parcel will be transferred to the United States in trust for the Saint Regis Mohawk Tribe.

All of the agreements and plans relating to the development and management of this project are contingent upon various regulatory and governmental approvals, including execution of a compact between the Saint Regis Mohawk Tribe and the State of New York, and approvals must still be received from the BIA and NIGC. On December 1, 2004, the Project received all necessary approvals from the Town of Thompson Planning Board and from the Town of Thompson Zoning Board of Appeals. There is no guarantee that the requisite regulatory approvals will be received.

The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company. Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.” While the Company believes that it will prevail on these various matters, there can be no assurance that it will and, if it does not prevail, there can be no assurance that the damages assessed against the Company would be immaterial to the Company. See “Litigation” below.

On May 12, 2003, the Saint Regis Mohawk Tribe and the Governor of the State of New York signed a memorandum of understanding which outlined the terms under which the Tribe is authorized to proceed with the casino development. The Saint Regis Mohawk Tribe announced subsequently that it would withdraw from the memorandum of understanding and continue to negotiate with the State of New York to reach an agreement on the subjects contained in the memorandum of understanding. These negotiations are on-going.

As of December 31, 2004, the Company had $43 million invested in the development of this project, which is classified as other long-term assets on the Company’s consolidated balance sheet. Of that amount, $17 million is to be reimbursed to the Company by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

Big Sandy Band of Western Mono Indians

In August 2004, the Company signed formal agreements with the Big Sandy Band of Western Mono Indians that will govern the development, construction, and management of the planned casino resort near Fresno, California. Preliminary plans for the project call for development of a casino resort on more than 40 acres near Fresno in the San Joaquin Valley in Central California. The casino resort would become the second to directly serve the Fresno metropolitan area which has a population of approximately 1.2 million. The casino resort would initially include 200 to 250 hotel rooms, approximately 70,000 square feet of gaming space, at least 2,000 slot machines, approximately 40 gaming tables, restaurants, retail shops, and meeting space and entertainment facilities. The Big Sandy Tribe currently operates the Mono Wind Casino in Auberry, California, about 15 miles northeast of the proposed casino project site.

The management agreement for the casino resort is for an initial term of seven years, renewable upon the consent of both parties, and still requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of December 31, 2004, the Company has capitalized $1.2 million spent towards acquiring real estate related to this project and $1.8 million advanced to the Big Sandy Tribe for development costs approved by the Company and the Big Sandy Tribe. Pursuant to a promissory note between the Company and the Big Sandy Tribe, the $1.8 million advance is to be repaid commencing in April 2006.

Caesars Wembley

In October 2004, the Company announced plans to develop and operate a casino resort in London, adjacent to the redeveloped Wembley National Stadium and the legendary Wembley Arena. The Company has since entered into definitive agreements for the pre-construction phase of the casino resort project. After certain conditions are met, the Company will enter in the Joint Venture Agreement with its prospective partner in the casino resort project, Quintain Estates and Development PLC. The parties anticipate that these conditions, which include obtaining necessary gaming licenses and consents, will be satisfied within two years, assuming that permissive legislation is passed in the United Kingdom this year. Both parties are contemplated to own a 50 percent interest in the joint venture company. It is also contemplated that Caesars Wembley would be built on 13 acres in the 58-acre redevelopment area and will include a casino, a 400-room luxury hotel, a full-service spa and swimming pool, shops, convention and meeting facilities and a variety of restaurants, bars and lounges.

Philadelphia

In the first quarter of 2005, the Company purchased a 30 acre riverfront parcel in downtown Philadelphia. Preliminary site planning is underway for casino development on 18 upland acres of the site, and the Company intends to be an applicant for a gaming license in Philadelphia pending the outcome of litigation challenging Pennsylvania’s recently passed gaming legislation.

Construction Commitments

New Tower at Caesars Palace

The Company is currently constructing a 949-room, 26-story luxury hotel tower at Caesars Palace. The hotel tower addition includes adding a fourth swimming pool, the upgrading and expansion of existing hotel registration areas, a VIP lounge, wedding chapels, new retail space, and new dining and restaurant facilities. The tower broke ground during the fourth quarter of fiscal 2003 and should be completed in the second half of 2005. The hotel tower is part of an ongoing program to renovate Caesars Palace. The total cost of the project, which also includes additional convention and meeting facilities and related enhancements, is $391 million, which excludes capitalized interest and pre-opening expense. As of December 31, 2004, the Company has incurred approximately $203 million in construction costs related to this project.

Atlantic City Parking Garage

The Company is currently constructing a parking garage adjacent to Caesars Atlantic City. Construction on the parking garage began in the first quarter of 2004 and is scheduled to be completed in the second quarter of 2005. The total estimated cost of the parking garage is $80 million. As of December 31, 2004, the Company has incurred approximately $49 million in construction costs related to this project.

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

Mohawk Litigation

In April 2000, the Company entered into an agreement with the Saint Regis Mohawk Tribe (the “Tribe”) pursuant to which the Company obtained the exclusive rights to develop a Class II or Class III casino project in the State of New York with the Tribe. There are various parties alleging that the grant of rights to the Company infringed upon their rights. Such parties have commenced the various lawsuits discussed below.

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

On June 6, 2000, President R.C.-St. Regis Management Company and its principal, Ivan Kaufman, filed an action captioned President R.C.-St. Regis Management Co., et al. v. Park Place Entertainment Corporation, et al. in the Supreme Court of the State of New York, County of Nassau, against the Company and certain of its executives seeking compensatory and punitive damages in the amount of approximately $550 million. The action alleges claims based on breach of a proposed letter agreement between plaintiffs, the Company, and the Saint Regis Mohawk Tribe concerning the tribe’s existing casino in Hogansburg, New York, fraudulent inducement, tortious interference with contract, and defamation. Alternatively, plaintiffs seek specific performance and/or injunctive relief in connection with the proposed letter agreement. In the second quarter of 2004, the parties reached a settlement, with neither side admitting liability, wherein the litigation was dismissed with prejudice and the Company agreed to make certain payments as follows: (i) $4 million to a charitable institution of plaintiff’s choice, of which $2 million was paid immediately and $2 million will be paid in two years; and (ii) after the occurrence of certain events, among others the receipt of regulatory approvals of the Company’s management agreement with the Tribe, four annual payments of $750,000 to the same charitable institution and four annual payments of $250,000 to the plaintiff.

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

On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al. Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company (“President”) in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe’s failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans. Plaintiffs allege causes of action for interference with contract, interference with business relations, Donnelly Act violations and unfair competition. All defendants have moved for dismissal of the complaint. After the Defendants moved to dismiss the Complaint, Plaintiffs filed an Amended Complaint against the same Defendants on March 31, 2004, withdrawing the previous claims for unfair competition and Donnelly Act violations, removing claim for treble and punitive damages, asserting purported causes of action for interference with contract, interference with prospective business relations, constructive trust and accounting against the Company, and alleging unspecified damages in the amount of $20 million against the company. On May 14, 2004, all of the Defendants moved to dismiss the Amended Complaint. Opposition to this Motion was filed on

June 30, 2004, and the Defendants’ reply papers were filed on July 30, 2004. The Motion is awaiting a decision. The Company believes the matter is without merit and will vigorously contest the case.

On March 29, 2001, the Company and its then general counsel, Clive Cummis, sued thirty individual Tribal members in the Supreme Court of the State of New York in the case of Park Place Entertainment Corp., et al. vs. Marlene Arquette, et al., alleging malicious defamation and prima facie tort in connection with the individuals’ purported “Tribal Court” proceedings and media publication of their purported “default judgment” against the Company, all of which the Company believes has been injurious to the good name and reputation of the plaintiffs and seeks compensatory damages in an amount to be proved at trial (plus interest, costs and disbursements including reasonable attorney fees), as well as unspecified punitive damages. Defendants asserted a counterclaim alleging the action was commenced in violation of New York’s Civil Rights Law. Defendant Michael Rhodes-Devey moved to change venue to Franklin County, New York and to dismiss the complaint. By order dated November 14, 2001, the Court granted the change of venue motion and denied without prejudice the motion to dismiss. Plaintiffs moved to dismiss the counterclaim for failure to state a cause of action. In February 2002, defendants cross-moved to dismiss the complaint. By Decision and Order dated September 9, 2002, the Court denied defendants’ motion to dismiss the complaint and plaintiffs’ cross-motion to dismiss the counterclaim. This matter has been settled, pending final court approval for execution of documents in exchange for mutual releases. Several individual defendants were not available to execute settlement documents. Recent discussions with the Tribe’s counsel indicate that all but one have been located and have agreed to sign. The single hold-out will not prevent consummation of the settlement. The Company is awaiting execution of those documents and has applied to the court to continue the matter administratively pending final execution.

On June 27, 2001, the individual members of the Saint Regis Mohawk Tribe that are plaintiffs in the Tribal Court action referenced above commenced an action in United States District Court for the Northern District of New York against the Company and one of its executives, seeking recognition and enforcement of the purported March 20, 2001 $1.787 billion “Tribal Court” default judgment against defendants, which judgment the Company refuses to recognize as valid. The Company has taken the position that the purported “Tribal Court” in which the proceeding has been invoked is an invalid forum and is not recognized by the lawful government of the Saint Regis Mohawk Tribe or by the BIA. After the parties made cross-motions for summary judgment, the parties agreed to settle the action with discontinuance. A settlement agreement has been circulated for signature by all the plaintiffs. Although a signed settlement agreement has not been exchanged, the Court has discontinued the action without prejudice.

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti’s efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe’s reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District of New York. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court’s dismissal of plaintiff’s claims for tortious interference with contractual relations. On November 26, 2002, the Court denied plaintiff’s motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court’s dismissal of the action, affirming the dismissal of Scutti’s claim for tortious interference with contractual relations, and vacating the dismissal of Scutti’s claim for tortious interference with prospective business relations and remanding the case to the District Court regarding only that claim. Upon remand to the District Court, the parties engaged in discovery, and the Company has moved for summary judgment. The Company expects a decision on that motion in the second quarter of 2005. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al. Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs’ claims to invalidate the Legislature’s authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. On July 17, 2003, the Supreme Court granted defendants’ summary judgment motions, upholding the constitutionality of the legislation and dismissing plaintiffs’ complaints in their entirety. The plaintiffs appealed this decision and both sides were heard in December 2003. On July 7, 2004, the Appellate Division of the New York State Supreme Court held that the legislation authorizing six new Native American casinos in New York State, including three in the Catskills, is consistent with the New York Constitution as well as applicable state and federal law. Plaintiffs filed a notice of appeal from the Third Department’s decision to the New York Court of Appeals, the highest court in the state.

On January 3, 2005, Murrietta Lee, filed a Notice of Petition and Verified Petition against the Town of Thompson Planning Board, The St. Regis Mohawk Tribe, Caesars Entertainment, Inc., Milton Kutsher Associates and Louis Kutsher and Sons in the Supreme Court of the State of New York, County of Sullivan requesting judgment annulling the subdivision and site plan approvals granted by the Town of Thompson Planning Board on December 1, 2004 pursuant to the New York State Environmental Quality Review Act. The Petition also requests the Court order the Thompson Planning Board to require a Supplemental Environmental Impact Statement to consider the cumulative impacts of up to five casinos in Sullivan County. The Respondents have filed a Motion to Dismiss.

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

Stockholder Litigation

On July 15, 2004, a purported class action (Derasmo v. Caesars Entertainment, Inc. et al) was filed in the District Court for Clark County, Nevada on behalf of the owners of Caesars Entertainment, Inc. shares of common stock against Caesars and its directors. The lawsuit alleges breach of fiduciary duties and that the proposed transaction involving the acquisition of Caesars by Harrah’s provides benefits to Harrah’s and to the members of the board of directors not available to the Caesars stockholders. The lawsuit seeks an injunction and a declaration that the proposed transaction is unlawful. On October 20, 2004, the plaintiff dismissed the complaint without prejudice.

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

Note 19.   Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(dollars in millions, except per share amounts)
Year Ended December 31, 2004(1)
Revenues	$1,075	$1,040	$1,083	$1,008	$4,206
Operating income	189	161	172	100	622
Income from continuing operations	61	54	53	16	184
Net income	71	148	58	20	297
Income from continuing operations per share
Basic	0.20	0.18	0.17	0.05	0.60
Diluted(2)	0.20	0.17	0.17	0.05	0.58
Net Income per share
Basic	0.23	0.48	0.19	0.06	0.96
Diluted	0.23	0.47	0.18	0.06	0.94
Year Ended December 31, 2003(1)
Revenues	$962	$1,007	$1,030	$946	$3,945
Operating income	138	143	152	1	434
Income (loss) from continuing operations	34	38	43	(46)	69
Net income (loss)	41	41	48	(84)	46
Income (loss) from continuing operations per share
Basic and diluted	0.11	0.13	0.14	(0.15)	0.23
Net Income (loss) per share
Basic and diluted(2)	0.14	0.14	0.16	(0.28)	0.15

(1)          As described in Note 3, the results of the Atlantic City Hilton, Bally’s Casino Tunica, Bally’s Casino New Orleans, Caesars Tahoe, the Company’s interests in Caesars Gauteng and the Las Vegas Hilton (year to date through June 17, 2004 and prior periods) are classified as discontinued operations for all years presented. Amounts previously reported in the Company’s 2003 and 2004 Quarterly Reports on Form 10-Q did not reflect this classification. The amounts reflected in the table above reflect the reclassifications for all periods presented.

(2)          The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective in alerting the Company’s management on a timely basis to material information relating to the Company (including its subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)   Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for designing and maintaining a system of internal control over financial reporting. A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A system of internal control over financial reporting includes those policies and procedures that:

1.                pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.                provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors; and

3.                provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of an evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed its internal control system over financial reporting as of December 31, 2004 in relation to criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), a suitable control criteria established through due process and acknowledged as acceptable by the Public Company Accounting Oversight Board. Based on this assessment, management believes that, as of December 31, 2004, the Company’s system of internal control over financial reporting is effective.

The Company’s financial auditors, Deloitte and Touche LLP, an independent registered public accounting firm, has audited our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004, and their report follows in Item 9A(c).

(c)   Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Caesars Entertainment, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Caesars Entertainment, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule included at Item 15(a)(2).

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 28, 2005

(d)   Changes in internal controls over financial reporting. No changes in the Company’s internal control over financial reporting have occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information appearing under “Directors and Executive Officers” in our proxy statement (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2004 and forwarded to stockholders prior to the Company’s 2005 Annual Meeting of Stockholders.

We incorporate by reference the information regarding the composition of our audit committee and our audit committee financial expert appearing under “Information Regarding the Board of Directors and its Committees” in our Proxy Statement.

We incorporate by reference the information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

We have adopted a Code of Ethics for Chief Executive and Senior Financial Officers. The Code of Ethics is available in the “About Us” section under the “Corporate Governance” heading on the Company’s website at www.caesars.com/coporate/aboutus/corporategovernance.

Item 11.   EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Summary Compensation Table,” “Option Grants in 2004,” “Aggregate Option Exercises and Option Values for 2004,” “Long-Term Incentive Plans-Awards in 2004,” “Director Compensation,” “Executive Officer Employment Agreements and Arrangements,” “Report of the Compensation Committee on Executive Compensation” and “Stock Performance Graph” in our Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Equity Compensation Plan Information,” “Security Ownership of Directors and Executive Officers” and “Principal Stockholders” in our Proxy Statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information appearing under and “Related Party Transactions” in our Proxy Statement.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information appearing under “Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

All financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

(a)(2)   Financial Statement Schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS(1)

(in millions)

Year ended December 31,	Balance at beginning of year	Charged to Costs and Expenses	Deductions	Balance at end of year
2002 Allowance for doubtful accounts	$101	$55	$68	$88
2003 Allowance for doubtful accounts	$88	$38	$56	$70
2004 Allowance for doubtful accounts	$70	$26	$28	$68

(1)   The table above excludes amounts related to the Las Vegas Hilton and Bally’s Casino New Orleans. Due to the sale of the Las Vegas Hilton and the pending sale of Bally’s Casino New Orleans their assets are classified as assets held for sale for all periods presented.

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

2.4

Agreement and Plan of Merger, dated as of July 14, 2004, by and among Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc. and Caesars Entertainment Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K of the Registrant filed with the Commission on July 16, 2004).

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

4.3

Rights Agreement dated as of December 29, 1998 by and among the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference from Exhibit 1 to the Form 8-A of the Registrant filed with the Commission on December 30, 1998).

4.4

Amendment No. 1 to the Rights Agreement, dated as of July 14, 2004, between the Registrant and Wells Fargo Bank, N.A. as Rights Agent (incorporated by reference from Exhibit 4.1 to the Form 8-A of the Registrant filed with the Commission on July 15, 2004).

4.5

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

4.8

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

4.9

Officers’ Certificate dated as of November 9, 1999 with respect to $400 million principal amount of 8.5 percent Senior Notes due 2006 (incorporated by reference to the Form 8-K of the Registrant filed with the Commission on November 12, 1999).

4.10

Indenture dated as of February 22, 2000 by and among the Registrant and Norwest Bank Minnesota, N.A., with respect to $500 million aggregate principal amount of 9 3/8 percent Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission on March 22, 2000).

4.11

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

4.12

Officers’ Certificate dated as of September 12, 2000 with respect to $400 million principal amount of 8.875 percent Senior Subordinated Notes due 2008 (incorporated by reference to the Form 8-K of the Registrant filed with the Commission on September 19, 2000).

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

4.20

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

4.21

Amendment No. 5 to Five Year Credit Agreement, dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2002).

4.22

Amendment No. 6 to Five Year Credit Agreement, dated as of August 12, 2003 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2003).

4.23

Amendment No. 1 to the Multi-Year Credit Agreement, dated November 5, 2001 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.20 of the Form 10-K of the Registrant filed with the Commission on March 28, 2003).

4.24

Amendment No. 2 to the Multi-Year Credit Agreement dated as of August 22, 2002 among Park Place Entertainment Corporation, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2002.)

4.25	Short-Term Credit Agreement, dated as of August 12, 2003 (incorporated by reference to Exhibit 4.3 of the Form 10-Q of the Registrant filed with the Commission on November 14, 2003.)
4.26

Indenture dated as of April 11, 2003 by and among the Registrant and U.S. Bank National Association, with respect to $300 million aggregate principal amount of 7 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission on April 29, 2003).

4.27

Indenture dated as of March 14, 2002 by and among the Registrant and Wells Fargo Bank Minnesota, National Association, with respect to $375 million aggregate principal amount of 7 7/8 percent Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission on April 12, 2002).

4.28

Credit Agreement dated as of April 20, 2004 among Caesars Entertainment, Inc., the Lenders, Co-Documentation Agents, Syndication Agents, and Senior Managing Agents referred to therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Form 10-Q of the Registrant filed with the Commission on May 10, 2004).

4.29

Indenture dated as of April 7, 2004 by and among Caesars Entertainment, Inc., and U.S. Bank National Association with respect to the Floating Rate Contingent Convertible Senior Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Form 10-Q of the Registrant filed with the Commission on May 10, 2004).

10.1

Lease Agreement between the Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport, as lessor, and Grand Casinos, Inc., as lessee, dated as of May 20, 1992 (incorporated by reference to Exhibit 10VV to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0-19565)).

10.2

Ground Lease between Mavar, Inc., a Mississippi Corporation, as lessor and Grand Casinos of Mississippi, Inc., a Minnesota corporation, as lessee, dated as of June 23, 1992 (incorporated by reference to Exhibit 10XX to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended August 2, 1992 (File No. 0- 19565)).

10.3

Fifth Lease Amendment between the State of Mississippi through its duly authorized agencies. The Mississippi Department of Economic and Community Development and the Mississippi State Port Authority at Gulfport and Grand Casinos of Mississippi, Inc. dated July 8, 1996 (incorporated by reference to Exhibit 10.13 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 29, 1996).

10.4

First Amendment to Ground Lease with Mavar, Inc. and Grand Casinos, Inc., dated November 9, 1992 (incorporated by reference to Exhibit 10MMM to Grand Casinos, Inc.’s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565)).

10.5

Application for Standard Lease of Public Trust Tidelands, dated December 7, 1992 (incorporated by reference to Exhibit 10NNN to Grand Casinos, Inc.’s Report on Form 10-Q for the quarter ended November 1, 1992 (File No. 0-19565)).

10.6

Second Lease Amendment with consent to Assignment between the State of Mississippi and Grand Casinos, Inc. (incorporated by reference to Exhibit 10.9 to Grand Casinos, Inc.’s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).

10.7

Second Amendment to Lease Agreement dated as of February 1, 1993 between Mavar, Inc. and Grand Casinos of Mississippi, Inc. Biloxi (incorporated by reference to Exhibit 10.10 to Grand Casinos, Inc.’s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).

10.8

Public Trust Tidelands lease dated January 28, 1993 by and between the Secretary of State of the State of Mississippi, on behalf of the State of Mississippi and Grand Casinos of Mississippi, Inc. Biloxi (incorporated by reference to Exhibit 10.11 to the Grand Casinos, Inc.’s Report on Form 10-Q for the quarter ended January 31, 1993 (File No. 0-19565)).

10.9

First Amendment to Port Authority Ground Lease dated as of December 14, 1992, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos, Inc. (incorporated by reference to Exhibit 10.31 to Grand Casinos, Inc.’s Report on Form 10- K for the fiscal year ended December 31, 1995).

10.10

Third Amendment to Port Authority Ground Lease dated as of February 9, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.32 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.11

Fourth Amendment to Port Authority Ground Lease dated as of June 3, 1994, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.33 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.12

Fifth Amendment to Port Authority Ground Lease dated as of November 30, 1995, between the Mississippi Department of Economic and Community Development, the Mississippi State Port Authority at Gulfport, and Grand Casinos of Mississippi, Inc. Gulfport (incorporated by reference to Exhibit 10.34 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.13

Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. Gulfport and CHC/GCI Gulfport Limited Partnership dated as of April 1, 1994 (incorporated by reference to Exhibit 10.35 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.14

First Amendment to Ground Sublease Agreement dated as of February 3, 1995 by and between Grand Casinos of Mississippi, Inc. Gulfport and CHC/GCI Gulfport Limited Partnership (incorporated by reference to Exhibit 10.36 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.15

Ground Sublease Agreement between Grand Casinos of Mississippi, Inc. Biloxi and CHC/GCI Gulfport Limited Partnership dated as of September 1, 1994 (incorporated by reference to Exhibit 10.37 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.16

First Amendment to Ground Sublease Agreement dated as of February 3, 1995 by and between Grand Casinos of Mississippi, Inc. Biloxi and CHC/GCI Biloxi Limited Partnership (incorporated by reference to Exhibit 10.38 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.17

Public Trust Tidelands Lease dated as of June 20, 1994 by and between the State of Mississippi and CHC/GCI Biloxi Limited Partnership (incorporated by reference to Exhibit 10.39 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.18

First Amendment to Public Trust Tidelands Lease dated as of November 30, 1995 by and between the State of Mississippi and Grand Casinos Biloxi Theater, Inc. (incorporated by reference to Exhibit 10.40 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.19

Memorandum of Lease dated as of January 20, 1995 by and between the Board of Levy Commissioners for the Yazoo-Mississippi delta and BL Development Corp. (incorporated by reference to Exhibit 10.41 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

10.20

First Amendment to Lease dated as of November 30, 1995 by and between the Board of Levee Commissioners for the Yazoo-Mississippi Delta and BL Development Corp. (incorporated by reference to Exhibit 10.42 to Grand Casinos, Inc.’s Report on Form 10-K for the fiscal year ended December 31, 1995).

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
10.25

Park Place Entertainment Corporation 1998 Independent Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-8 of the Registrant filed with the Commission on June 15, 2000).*

10.26

Amended and Restated Park Place Entertainment Corporation Employee Stock Purchase Plan, effective July 1, 2000 (incorporated by reference to Exhibit 10.30 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.27

Park Place Entertainment Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 dated December 22, 1998); and the 1998 Stock Incentive Plan, as amended May 11, 2001, (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 31, 2001).*

10.28

Asset Purchase Agreement dated as of September 27, 2004 by and among Showboat Marina Casino Partnership, an Indiana general partnership, Tunica Partners II L.P., a Mississippi limited partnership, GNOC Corporation, a New Jersey corporation (a subsidiary of the Registrant), Bally’s Olympia Limited Partnership, a Delaware limited partnership (a subsidiary of the Registrant), and Resorts International Holdings, LLC, a Delaware limited liability company (incorporated by reference from Exhibit 2.1 to the Form 8-K of the Registrant filed with the Commission on September 27, 2004).

10.29

Employment Agreement between the Registrant and Thomas Gallagher dated as of October 23, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed with the Commission on March 29, 2001. Amendment, dated April 29, 2002, to the Employment Agreement between the Registrant and Thomas E. Gallagher, dated October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Commission on August 14, 2002); and Confidential Separation Agreement and Mutual Release, dated November 19, 2002, between Thomas Gallagher and the Registrant).*

10.30

Employment Agreement between the Registrant and Wallace Barr, dated as of November 19, 2002 (incorporated by reference to Exhibit 10.30 to the Form 10-K of the Registrant filed with the Commission on March 28, 2003).*

10.31

Executive Employment Agreement between the Registrant and Scott A. LaPorta, dated as of January 1, 1999 and Agreement between the Registrant and Scott A. LaPorta, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.36 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.32

Executive Employment Agreement between the Registrant and Clive S. Cummis, dated as of January 1, 1999 and Agreement between the Registrant and Clive S. Cummis, dated as of December 31, 2001 (incorporated by reference to Exhibit 10.37 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.33

Park Place Entertainment Corporation Supplemental Retention Plan and form of Supplement Retention Plan Rights Agreement (incorporated by reference to Exhibit 10.38 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.34

Employment Agreement between the Registrant and Kim Sinatra, dated February 1, 2002. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002). Final Separation Agreement and General Release of Kimmarie Sinatra, effective as of January 31, 2003, between Registrant and Kimmarie Sinatra (incorporated by reference to Exhibit 10.34 to the Form 10-K on the Registrant filed with the Commission on March 28, 2003).*

10.35

Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan as Restated and Amended effective January 1, 2000 (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002). The Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, as restated and amended effective January 1, 2002 (incorporated by reference to Exhibit 10.35 to the Form 10-K of the Registrant filed with the Commission on March 28, 2003).*

10.36

Park Place Entertainment Corporation Executive Death Benefit Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 18, 2002) (incorporated by reference to Exhibit 10.36 to the Form 10-K of the Registrant filed with the Commission on March 28, 2003).*

10.37	Park Place Entertainment Corporation Directors’ Retirement Benefit Plan (incorporated by reference to Exhibit 10.42 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*
10.38

Change of Control Agreement between Registrant and Wallace Barr, dated November 1, 2001 (incorporated by reference to Exhibit 10.43 to the form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.39

Change of Control Agreement between Registrant and Kim Sinatra, dated March 25, 2002 (incorporated by reference to Exhibit 10.44 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.40

Employment Agreement between Registrant and Harry C. Hagerty, III, dated as of March 14, 2002 (incorporated by reference to Exhibit 10.45 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002); Amendment of Employment Agreement between Harry C. Hagerty, III and Park Place Entertainment, dated June 16, 2003 (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Registrant filed with the Commission on August 14, 2003).*

10.41

Change of Control Agreement between Registrant and Harry C. Hagerty, III, dated March 25, 2002 (incorporated by reference to Exhibit 10.46 to the Form 10-K of the Registrant filed with the Commission on March 18, 2002).*

10.42

Employment Agreement dated February 1, 2003 between the Registrant and Bernard E. DeLury, Jr. (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 26, 2003); Amendment of Employment Agreement between Bernard E. DeLury Jr. and Park Place Entertainment, dated June 5, 2003 (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Registrant filed with the Commission on August 14, 2003).*

10.43

Letter Agreement, executed on October 19, 2004, between the Registrant, Harrah’s Entertainment, Inc. and Wallace R. Barr (incorporated by reference to Exhibit 99.1 to the Form 8-K of the Registrant filed with the Commission on October 21, 2004).*

10.44

Letter Agreement, executed on October 19, 2004, between the Registrant, Harrah’s Entertainment, Inc. and Bernard E. DeLury, Jr. (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Registrant filed with the Commission on October 21, 2004).*

10.45

Letter Agreement, executed on October 19, 2004, between the Registrant and Clive S. Cummis (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Registrant filed with the Commission on October 21, 2004).*

10.46

Employment Agreement, entered into as of May 17, 2004, between the Registrant and Wesley D. Allison (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Registrant filed with the Commission on October 21, 2004).*

10.47

Letter Agreement, entered into as of July 1, 2004, between the Registrant and Wesley D. Allison (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Registrant filed with the Commission on October 21, 2004).*

10.48

Amended Employment Agreement, entered into as of October 20, 2004, between the Registrant and Wesley D. Allison (incorporated by reference to Exhibit 99.6 to the Form 8-K of the Registrant filed with the Commission on October 21, 2004).*

10.49	Registrant Bonus Policy, approved on October 19, 2004 (incorporated by reference to Exhibit 99.7 to the Form 8-K of the Registrant filed with the Commission on October 21, 2004).*
21	Subsidiaries of the Registrant
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of the Chief Financial Officer of Caesars Entertainment, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

Signature	Title	Date
/s/ WALLACE R. BARR	President and Chief Executive Officer	February 28, 2005
Wallace R. Barr	(Principal Executive Officer) and Director
/s/ STEPHEN F. BOLLENBACH	Chairman of the Board	February 28, 2005
Stephen F. Bollenbach
/s/ CLIVE S. CUMMIS	Vice Chairman	February 28, 2005
Clive S. Cummis
/s/ BARBARA COLEMAN	Director	February 28, 2005
Barbara Coleman
/s/ A. STEVEN CROWN	Director	February 28, 2005
A. Steven Crown
/s/ PETER G. ERNAUT	Director	February 28, 2005
Peter G. Ernaut
/s/ ERIC M. HILTON	Director	February 28, 2005
Eric M. Hilton
/s/ WILLIAM BARRON HILTON	Director	February 28, 2005
William Barron Hilton
/s/ GILBERT L. SHELTON	Director	February 28, 2005
Gilbert L. Shelton
/s/ WESLEY D. ALLISON	Senior Vice President, Controller and	February 28, 2005
Wesley D. Allison	Interim Chief Financial Officer (Principal Financial and Accounting Officer)