Form 10-Q
period 2005-03-31
CAESARS ENTERTAINMENT INC
filed 2005-05-10
CIK 1070794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at May 2, 2005
Common Stock, par value $0.01 per share	314,823,331

CAESARS ENTERTAINMENT, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004

Condensed Consolidated Income Statements Three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

PART I.                            FINANCIAL INFORMATION

ITEM 1.                             UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions, except par value)

(unaudited)

	March 31,	December 31,
	2005	2004

Assets
Cash and cash equivalents	$216	$299
Accounts receivable, net	177	183
Inventory, prepaids, and other	147	137
Deferred income taxes, net	107	117
Total current assets	647	736

Assets held for sale	578	626
Investments	86	35
Property and equipment, net	7,185	7,173
Goodwill	707	688
Other assets	369	338
Total assets	$9,572	$9,596

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$658	$699
Current maturities of long-term debt	8	8
Income taxes payable	115	108
Liabilities related to assets held for sale	14	14
Total current liabilities	795	829

Long-term debt, net of current maturities	4,118	4,143
Deferred income taxes, net	989	1,016
Other liabilities	125	126
Total liabilities	6,027	6,114

Commitments and contingent liabilities

Stockholders’ Equity:
Common stock, $0.01 par value, 400.0 million shares authorized, 337.9 million and 336.9 million shares issued at March 31, 2005 and December 31, 2004, respectively	3	3
Preferred stock, $0.01 par value, 100.0 million shares authorized	—	—
Additional paid-in capital	3,960	3,945
Accumulated deficit	(176)	(226)
Accumulated other comprehensive income	20	22
Common stock in treasury at cost, 23.1 million shares at March 31, 2005 and December 31, 2004	(262)	(262)
Total stockholders’ equity	3,545	3,482
Total liabilities and stockholders’ equity	$9,572	$9,596

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in millions, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2005	2004
Net Revenues
Casino	$746	$736
Rooms	152	136
Food and beverage	124	120
Other revenue	74	83
	1,096	1,075

Expenses
Casino	361	369
Rooms	44	43
Food and beverage	106	103
Other expense	272	264
Depreciation and amortization	97	101
Pre-opening expense	1	—
Merger expense	155	—
Corporate expense	12	11
	1,048	891

Equity in earnings of unconsolidated affiliates	1	5

Operating income	49	189

Interest expense, net of interest capitalized	(67)	(71)
Interest expense, net from unconsolidated affiliates	—	(1)
Interest and other income	1	1

Income (loss) from continuing operations before income taxes and minority interest	(17)	118
Provision for income taxes	3	55
Minority interest, net	2	2
Income (loss) from continuing operations	(22)	61

Discontinued operations
Income from discontinued operations, net of taxes	72	10

Net income	$50	$71

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.07)	$0.20
Discontinued operations, net of taxes	0.23	0.03
Net income	$0.16	$0.23

Weighted average shares outstanding
Basic shares	315	306
Diluted shares	315	310

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities
Net income	$50	$71
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	97	101
Income from discontinued operations	(72)	(10)
Amortization of debt issue costs	3	2
Tax benefit from stock option exercises	3	5
Change in working capital components:
Accounts receivable, net	6	(4)
Inventory, prepaids, and other	(10)	(12)
Accounts payable and accrued expenses	(41)	(69)
Income taxes payable	7	49
Change in deferred income taxes	(17)	(3)
Other	1	(3)
Net cash provided by operating activities of continuing operations	27	127

Investing activities
Capital expenditures	(106)	(70)
Proceeds from sale of interests in Caesars Gauteng	102	—
Additional investments:
Caesars Indiana	(70)	—
Philadelphia	(44)	—
Other	(2)	(9)
Net cash used in investing activities of continuing operations	(120)	(79)

Financing activities
Change in credit facilities	(18)	(138)
Proceeds from exercise of stock options	11	20
Other	1	—
Net cash used in financing activities of continuing operations	(6)	(118)

Cash provided by discontinued operations	16	15

Decrease in cash and equivalents	(83)	(55)
Cash and equivalents at beginning of period	299	285

Cash and equivalents at end of period	$216	$230

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest, net of amounts capitalized	$81	$93
Income taxes, net of refunds	$41	$9

See notes to condensed consolidated financial statements

CAESARS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  The Company

Caesars Entertainment, Inc. (“Caesars” or the “Company”), a Delaware corporation, was formed in June 1998.  On January 6, 2004, the Company changed its name from Park Place Entertainment Corporation to Caesars Entertainment, Inc.  The Company is primarily engaged, through subsidiaries, in the ownership, operation, and development of gaming facilities. The operations of the Company are currently conducted under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton and Conrad brands. The Company, through subsidiaries, operates and consolidates seventeen wholly owned casino hotels located in the United States; of which seven are located in Nevada; three are located in Atlantic City, New Jersey; five are located in Mississippi; one is located in Harrison County, Indiana and one is located in New Orleans, Louisiana. Additionally, the Company manages the casino operations of Caesars Palace at Sea on three cruise ships; and manages and consolidates two majority owned casinos in Nova Scotia, Canada. The company manages and consolidates an 86 percent owned international casino in Punta del Este, Uruguay. In Windsor, Canada, the Company has a 50 percent interest in a company that provides management services to the Casino Windsor. The Company also provides management services to two casinos in Queensland, Australia. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues primarily from casino operations, room rental and food and beverage sales.

On July 14, 2004, the Company, Harrah’s Entertainment, Inc. (“Harrah’s”) and Harrah’s Operating Company, Inc. (“Harrah’s Operating”), a wholly-owned subsidiary of Harrah’s, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of the Company with and into Harrah’s Operating, which will be the surviving corporation.  The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah’s common stock.  However, Harrah’s has limited the total (i) number of Harrah’s shares it will issue to the product of the Company’s outstanding number of shares multiplied by 0.6642 and further multiplied by the 0.3247 fraction referred to above (the “Stock Cap”) and (ii) cash it will issue to the product of the Company’s outstanding number of shares multiplied by 0.3358 and further multiplied by the $17.75 amount referred to above (the “Cash Cap”).  To the extent that the Company’s stockholders elect to receive (i) Harrah’s stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company’s stockholders shall be pro rated between Harrah’s common stock and cash pursuant to the terms of the Merger Agreement.  As of March 31, 2005, the outstanding number of shares of the Company’s common stock was approximately 314.8 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 67.9 million shares of Harrah’s common stock and (ii) approximately $1.876 billion in cash.

On March 11, 2005 the stockholders of the Company approved the Merger Agreement at a special stockholders meeting.  The transaction with Harrah’s is subject to a number of other conditions, including, among other things the receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

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

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

The condensed consolidated financial statements for prior periods reflect certain reclassifications, including discontinued operations as described in Note 6, to conform to classifications adopted in the current period. These reclassifications have no effect on previously reported net income.

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. In April 2004, the Company issued contingent convertible notes with terms as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There will be no impact on the diluted earnings per share calculated related to these notes unless the Company’s common stock price exceeds the conversion price as the principle amount of the notes is convertible into cash only. In that situation, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury share method.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. This statement will be effective for public companies for the first fiscal year beginning after June 15, 2005. The Company is currently in the process of determining the impact this statement will have on its financial condition or results of operations.

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

	Three months ended March 31,
	2005	2004

Net income, as reported	$50	$71
Add: Total stock-based employee compensation expense included in reported net income, net of related taxes	1	1
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related taxes	(9)	(2)
Pro forma net income	$42	$70

Earnings per share:
Basic and diluted, as reported	$0.16	$0.23
Basic and diluted, pro forma	$0.13	$0.23

Note 4. Investment in Philadelphia

During the first quarter of 2005, the Company, by and through a subsidiary, paid $44 million and applied previously paid deposits to the purchase of approximately 30 acres of riverfront land in downtown Philadelphia for casino development. The subsidiary then contributed the land to a partnership, for an 11 percent interest, which will develop and operate the casino. Preliminary site planning is underway and the Company plans to apply for a gaming license in Philadelphia pending the outcome of litigation challenging Pennsylvania’s recently passed gaming legislation.

Note 5. Purchase of Indiana Minority Interest

During the first quarter of 2005, the Company, by and through a subsidiary, purchased Riverboat Development, Inc.’s 18 percent interest in the company that owns and operates Caesars Indiana for approximately $70 million.  As a result of this transaction, Caesars now owns 100 percent of Caesars Indiana and fully consolidates their results of operations.  In accordance with SFAS No. 141, “Business Combinations,” Caesars recorded $38 million in indefinite-lived intangible assets, related to the gaming license and trade name and $19 million in goodwill.

Note 6. Discontinued Operations

Las Vegas Hilton

On December 24, 2003, the Company entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004.

Atlantic City Hilton and Bally’s Casino Tunica

On September 27, 2004, the Company entered into an agreement to sell certain assets and related liabilities of the Atlantic City Hilton and Bally’s Casino Tunica to an unrelated third party for $612 million. This transaction closed in April 2005 and the Company expects to record an after-tax gain of approximately $20 million in the second quarter of 2005 (see Note 12).

Bally’s Casino New Orleans

On October 22, 2004, the Company entered into an agreement to sell its equity interests in Belle of Orleans, LLC, which operates Bally’s Casino New Orleans, to an unrelated third party for $24 million. The transaction is scheduled to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore no loss has been recognized as of March 31, 2005. Any gain related to this sale will be recognized when the transaction is completed.

Caesars Tahoe

On November 19, 2004, the Company entered into an agreement to sell certain assets and related liabilities of Caesars Tahoe to an unrelated third party for $45 million. The transaction is expected to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore no loss has been recognized as of March 31, 2005.

Caesars Gauteng

On December 24, 2004, the Company entered into a definitive agreement to sell its ownership and management interests in Caesars Gauteng for approximately $145 million. The transaction closed on March 31, 2005, resulting in an after-tax gain of $68 million which is included in income from discontinued operations for the three months ended March 31, 2005.

The results of the properties discussed above are classified as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Interest expense has been allocated to the income from discontinued operations based on the ratio of the discontinued operations’ net assets to the consolidated net assets. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated. The assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004.

Summary operating results for the discontinued operations are as follows (in millions, unaudited):

	Three months ended March 31,
	2005	2004
Net revenues	$109	$188

Operating income	$12	$26
Allocated interest expense	(6)	(8)
Interest expense, net from unconsolidated affiliates	(1)	(1)
Income tax provision	(1)	(7)
Gain on sale of Caesars Gauteng, net of taxes of $32 million	68	—
Income from discontinued operations	$72	$10

Assets held for sale and liabilities related to assets held for sale are as follows (in millions, unaudited):

	March 31,	December 31,
	2005	2004
Cash and equivalents	$24	$27
Accounts receivable, net	1	1
Inventory, prepaids, and other	4	4
Property and equipment, net	421	417
Goodwill	108	108
Investments	—	49
Other assets	20	20
Total assets held for sale	$578	$626

Accounts payable and accrued expenses	$7	$7
Other liabilities	7	7
Total liabilities related to assets held for sale	$14	$14

Note 7.  Earnings Per Share

The weighted-average number of common and common equivalent shares outstanding used in the computation of basic and diluted earnings per share is as follows (in millions, unaudited):

	Three months ended March 31,
	2005	2004
Weighted average number of common shares outstanding – basic	315	306
Potential dilution from equity grants	—	4
Weighted average number of common shares outstanding – diluted	315	310

The dilutive effect of the assumed exercise of stock options would have increased the weighted-average number of common shares by 7 million for the quarter ended March 31, 2005; however, the additional shares were excluded from the EPS calculation because of the net loss from continuing operations experienced during that period.

For the three months ended March 31, 2004, there were 5 million shares excluded from the calculation of diluted EPS. The exercise price of those options exceeded the average market price.  In April 2004, the Company issued $375 million contingent convertible Senior Notes due 2024 as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The notes are convertible into cash and shares of our common stock upon the occurrence of certain events. Shares potentially issuable upon conversion are not included in the calculation of diluted EPS because the Company’s common stock price has not exceeded the conversion price.

Note 8.  Comprehensive Income

Comprehensive income is the total of net income and all other non-stockholder changes in equity.  Comprehensive income is as follows (in millions, unaudited):

	Three months ended March 31,
	2005	2004
Net income	$50	$71
Currency translation adjustment	(2)	(1)
Comprehensive income	$48	$70

Note 9.  Long-Term Debt

Long-term debt is as follows (in millions, unaudited):

	March 31, 2005	December 31, 2004
Senior and senior subordinated notes, net of unamortized discount of $3 million as of March 31, 2005 and December 31, 2004	$3,522	$3,522
Credit facilities	555	573
Other	50	50
	4,127	4,145
Less current maturities	(8)	(8)
Market value of interest rate swaps	(1)	6
Net long-term debt	$4,118	$4,143

Bank Credit Facilities

At March 31, 2005, the Company has a $1.8 billion senior credit facility, which expires in April 2009, and is comprised of a $500 million term loan and a $1.3 billion revolver (collectively, the “Credit Facility”). The outstanding balance on the term loan was $500 million, and no amounts were outstanding under the revolver as of March 31, 2005 and December 31, 2004. In April 2005, the Company used proceeds from the sale of the Atlantic City Hilton and Bally’s Tunica (see Notes 6 and 12) to completely retire the term loan, thereby reducing overall availability under the Company’s Credit Facility to $1.3 billion. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00.  The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended March 31, 2005 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter.  The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods.  The Company is required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter.  If the Company is not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues.  As of March 31, 2005, the Company was in compliance with all applicable covenants.

Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at the

Company’s option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility).  The Company has historically borrowed using LIBOR advances and expects to continue doing so for the foreseeable future.  The Company pays a margin over LIBOR which is a function of the Company’s leverage ratio and the Company’s credit rating.  This margin is adjusted quarterly.  Based on the Company’s leverage ratio and credit rating as of March 31, 2005, the margin over LIBOR was 115 basis points.

In a program designed for short-term borrowings at lower interest rates, the Company has entered into an uncommitted line of credit with a lender whereby it can borrow up to $100 million for periods of ninety days or less.  In April 2005, this agreement was extended through July 2005.  These amounts are classified as long-term because the Company has both the intent and the ability to refinance these amounts using availability under the long-term portion of its Credit Facility.  The Company is required to maintain availability under the Credit Facility in an amount equal to the amount outstanding under the short term borrowing program.  At March 31, 2005 and December 31, 2004, there was $55 million and $73 million outstanding under this program, respectively.

In April 2005, after applying the proceeds from the sale of the Atlantic City Hilton and Bally’s Tunica, there are no borrowings outstanding under the Company’s Credit Facility or the uncommitted line of credit.  The Company also anticipates that there will be no borrowings outstanding at the close of the pending transaction with Harrah’s. The Credit Facility contains certain provisions that would restrict the pending merger with Harrah’s unless amended or waived, and there can be no assurance that such amendments or waivers will be obtained.

Interest Rate Swaps

Pursuant to the Company’s risk management policy, management may engage in actions to manage the Company’s interest rate risk position.  During the last half of 2003, the Company entered into four interest rate swaps representing $300 million notional amount with members of its bank group to manage interest expense.  The interest rate swaps have converted a portion of the Company’s fixed-rate debt to floating rate (“fair value hedges”).  Under the agreements, the Company receives a fixed interest rate of 7 percent and pays a variable interest rate based on a margin above six month LIBOR on $300 million notional amount.  The interest rate swaps mature in 2013.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $1 million and $3 million for the three months ended March 31, 2005 and 2004, respectively.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, the Company recorded other long-term liabilities of $1 million and other long-term assets of $6 million as of March 31, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease or increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Other

As of March 31, 2005 and December 31, 2004, other debt in the table above includes $47 million related to Baluma Holdings, S.A. which the Company began consolidating in September 2004 due to an ownership restructuring.

The condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 exclude from current maturities $400 million of 7.875 percent Senior Subordinated Notes due December 2005. This amount is classified as long-term because the Company has both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facility.

Note 10.  Commitments and Contingent Liabilities

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

At present, both William Ahern and Larry Schreier have dismissed their claims against all defendants and they are no longer parties to the lawsuit. The only two remaining plaintiffs are William H. Poulos and Brenda McElmore. A number of defendants, other than the Company and its subsidiaries, have recently been dismissed from the case. Motions for summary judgment filed by the remaining defendants have been briefed and are awaiting adjudication by the court. Although discovery in the case has been formally closed since April 5, 2005, various defendants are required to produce persons most knowledgeable for deposition no later than May 20, 2005. The trial in this case is set on a stacked trial calendar beginning September 12, 2005.

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

On November 13, 2000, Catskill Development, LLC, Mohawk Management, LLC and Monticello Raceway Development Company, LLC (collectively, “Catskill Development”) filed an action captioned Catskill Development L.L.C., et al. v. Park Place Entertainment Corporation, et al., against the Company in the United States District Court for the Southern District of New York. The action arises out of Catskill Development’s efforts to develop land in Sullivan County as a Native American gaming facility in conjunction with the Saint Regis Mohawk Tribe. Catskill Development claims that the Company wrongfully interfered with several agreements between itself and the Tribe pertaining to the proposed gaming facility. The plaintiffs allege tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seek over $3 billion in damages. On May 14, 2001, the Court granted the Company’s motion to dismiss three of the four claims made by Catskill Development. On May 30, 2001, Catskill Development moved for reconsideration of that ruling, and the District Court reinstated one of the dismissed claims, with Catskill Development’s claims for tortious interference with contract and prospective business relationship remaining after such decision. On or about May 15, 2002, the Company filed a motion for summary judgment dismissing the complaint. On or about June 18, 2002, the Company filed a motion for reconsideration of the Court’s decision reinstating plaintiffs’ tortious interference with contract claim on the basis of intervening case law from a Federal Appeals Court. On August 22, 2002, the Court granted the Company’s motion for summary judgment dismissing plaintiffs’ remaining two claims for tortious interference with contractual relations and tortious interference with prospective business relations. On August 26, 2002, the Court granted judgment to the Company dismissing plaintiffs’ complaint in its entirety. Plaintiffs have appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit. Subsequent to the filing of the appeal, the Plaintiffs moved on March 14, 2003 to reopen the judgment on the ground that certain information had not been provided to Plaintiffs in discovery. In a decision rendered on October 7, 2003, the District Court granted Plaintiffs limited discovery for a 30-day period to explore whether they had been deprived of relevant information. After the discovery period ended, the Court entered an order on November 18, 2004 reaffirming the summary judgment dismissing the complaint in its entirety. The matter is currently on appeal to the Second Circuit Court of Appeals. The Company believes this matter to be without merit and will continue to vigorously contest the case.

On December 8, 2003, a group of financial institutions filed a complaint in the United States District Court for the Eastern District of New York captioned McIntosh County Bank, et al. v. Park Place Entertainment Corp., et al. Plaintiffs, who obtained assignments of two loans from President R.C.-St. Regis Management Company (“President”) in the amount of $12,116,000, allege that two officers of the Company purportedly conspired with two officers of President to induce government officials of the Saint Regis Mohawk Tribe to terminate a management agreement between the Tribe and President, which, in turn, allegedly resulted in the Tribe’s failure to honor a separate pledge agreement by which it agreed to escrow funds for purposes of paying the subject loans. Plaintiffs allege causes of action for interference with contract, interference with business relations, Donnelly Act violations and unfair competition. All Defendants moved for dismissal of the complaint. After the Defendants moved to dismiss the Complaint, Plaintiffs filed an Amended Complaint against the same Defendants on March 31, 2004, withdrawing the previous claims for unfair competition and Donnelly Act violations, removing claim for treble and punitive damages, asserting purported causes of action for interference with contract, interference with prospective business relations, constructive trust and an accounting against the Company, and alleging unspecified damages in the amount of $20 million. On May 14, 2004, all of the Defendants moved to dismiss the Amended Complaint. Opposition to this motion was filed on June 30, 2004, and the Defendants’ reply papers were filed on July 30, 2004. The motion to dismiss the Amended Complaint was granted in part and denied in part. Three of the four claims against the Company in the Amended Complaint were dismissed. The sole remaining claim is for interference with contract against all Defendants. Therefore, since the filing of the complaint, claims for unfair competition, Donnelly Act violations, interference with prospective business relations, constructive trust and an accounting have all been dismissed. The Court sustained the remaining claim based on liberal pleading principles and without any endorsement of its merit. The Company filed an answer to the remaining claim on April 22, 2005. An initial conference was held before the Magistrate Judge on April 13, 2005, at which a discovery schedule was set. The end date for all discovery is November 23, 2005. Initial disclosures are to be completed by May 18, 2005. A status conference has also been scheduled for August 17, 2005. Deadlines for dispositive motions, a pretrial order and pretrial conference were also scheduled for December 2005 and January 2006. The Company believes the matter is without merit and will continue to vigorously contest the case.

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

On October 15, 2001, Scutti Enterprises, LLC (“Scutti”) filed an action against the Company in the Supreme Court of the State of New York, County of Monroe. The action arises out of Scutti’s efforts to redevelop and manage the Mohawk Bingo Palace owned by the Saint Regis Mohawk Tribe on the Tribe’s reserve in Akwesasne, New York. Scutti claims that the Company wrongfully interfered with its relationship with the Tribe pertaining to the proposed redevelopment and management of the Mohawk Bingo Palace. Scutti alleges tortious interference with contract and prospective business relationships, unfair competition and state anti-trust violations and seeks over $82 million in damages. The action was removed to United States District Court for the Western District of New York. The Company moved to dismiss the action and, in March 2002, the Court dismissed the action with prejudice. Plaintiff has appealed the dismissal and also moved for relief from judgment with respect to the Court’s dismissal of plaintiff’s claims for tortious interference with contractual relations. On November 26, 2002, the Court denied plaintiff’s motion for relief from judgment. On February 28, 2003, the Second Circuit Court of Appeals affirmed in part and reversed in part the District Court’s dismissal of the action, affirming the dismissal of Scutti’s claim for tortious interference with contractual relations, and vacating the dismissal of Scutti’s claim for tortious interference with prospective business relations and remanding the case to the District Court regarding only that claim. Upon remand to the District Court, the parties engaged in discovery, and the Company has moved for summary judgment. The Company expects a decision on that motion at any time. The Company believes this matter to be without merit and will continue to vigorously contest this matter.

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al.  Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs’ claims to invalidate the Legislature’s authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. On July 17, 2003, the Supreme Court granted defendants’ summary judgment motions, upholding the constitutionality of the legislation and dismissing plaintiffs’ complaints in their entirety. The plaintiffs appealed this decision and both sides were heard in December 2003. On July 7, 2004, the Appellate Division of the New York State Supreme Court held that the legislation authorizing six new Native American casinos in New York State, including three in the Catskills, is consistent with the New York Constitution as well as applicable state and federal law. Plaintiffs filed a notice of appeal from the Appellate Division’s decision to the New York Court of Appeals, the highest court in the state. On May 3, 2005, the New York Court of Appeals, by a 6-1 majority, affirmed the Appellate Division’s decision and upheld the constitutionality of the challenged legislation authorizing Indian gambling in New York.

On January 3, 2005, Murrietta Lee, filed a Notice of Petition and Verified Petition against the Town of Thompson Planning Board, The St. Regis Mohawk Tribe, Caesars Entertainment, Inc., Milton Kutsher Associates and Louis Kutsher and Sons in the Supreme Court of the State of New York, County of Sullivan requesting judgment annulling the subdivision and site plan approvals granted by the Town of Thompson Planning Board on December 1, 2004 pursuant to the New York State Environmental Quality Review Act. The Petition also requests the Court order the Thompson Planning Board to require a Supplemental Environmental Impact Statement to consider the cumulative impacts of up to five casinos in Sullivan County. The Respondents have filed a Motion to Dismiss and expect a decision imminently. The Company believes that this action is without merit and will continue to vigorously contest the case.

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

The Company is party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against the Company. Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the

Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.” While the Company believes that it will prevail on these various matters, there can be no assurance that it will and, if it does not prevail, there can be no assurance that the damages assessed against the Company would be immaterial to the Company. See “Litigation” above.

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

As of March 31, 2005, the Company had $44 million invested in the development of this project, which is classified as other long-term assets on the Company’s consolidated balance sheet. Of that amount, $18 million is to be reimbursed to the Company by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

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

The management agreement for the casino resort is for an initial term of seven years, renewable upon the consent of both parties, and requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of March 31, 2005, the Company has capitalized $1.2 million spent towards acquiring real estate related to this project and $2.3 million advanced to the Big Sandy Tribe for development costs approved by the Company and the Big Sandy Tribe. Pursuant to the Interim Loan Agreement between the Company and the Big Sandy Tribe, the $2.3 million advance is to be repaid upon the earlier of permanent financing or the casino opening date.

Caesars Wembley

In October 2004, the Company announced plans to develop and operate a casino resort in London, adjacent to the redeveloped Wembley National Stadium and the legendary Wembley Arena. The Company has since entered into definitive agreements for the pre-construction phase of the casino resort project. After certain conditions are met, the Company will enter in the Joint Venture Agreement with its prospective partner in the casino resort project, Quintain Estates and Development PLC. The parties anticipate that these conditions, which include obtaining necessary gaming licenses and consents, will be satisfied within approximately two years. In April 2005, permissive legislation was passed in the United Kingdom. Both parties are contemplated to own a 50 percent interest in the joint venture company. It is also contemplated that Caesars Wembley would be built on 13 acres in the 58-acre redevelopment area and will include a casino, a 400-room luxury hotel, a full-service spa and swimming pool, shops, convention and meeting facilities and a variety of restaurants, bars and lounges.

Philadelphia

In the first quarter of 2005, the Company purchased a 30 acre riverfront parcel in downtown Philadelphia. The subsidiary then contributed the land to a partnership, for an 11 percent interest, which will develop and operate a planned casino. Preliminary site planning is underway for casino development on 18 upland acres of the site, and the Company intends to be an applicant for a gaming license in Philadelphia pending the outcome of litigation challenging Pennsylvania’s recently passed gaming legislation.

Note 11.  Merger Expense

During the first quarter of 2005, the Company expensed $155 million related to the pending merger of Caesars Entertainment with Harrah’s Operating, including $143 million due to the Cash-Out Option of the 1998 Stock Incentive Plan described below. In connection with the pending transaction, the Company expects to continue to incur significant fees and expenses, including without limitation, fees and expenses payable to legal and other advisors. Caesars and Harrah’s have also agreed to “stay bonuses” of approximately $19 million in total which will be paid to select employees who are critical to the continued operations of Caesars through the completion of the merger. The stay bonuses will become payable at either the completion of the merger or on the date the merger has been terminated, provided in either case that the selected employee has remained in the employment of the Company to the applicable date. The stay bonuses were communicated to select employees in October 2004 and will be accrued over the expected service period which is currently expected to be through June 30, 2005.  As of March 31, 2005, $12 million in stay bonuses have been accrued.

Effect of the Pending Merger on the 1998 Stock Incentive Plan

The occurrence of a “Change in Control” of the Company has two effects on the stock options granted pursuant to the Company’s 1998 Stock Incentive Plan (the “Plan”).

Under the Plan, a “Change in Control” occurred on March 11, 2005, when the stockholders of the Company approved the pending merger. As a result, (a) all outstanding options which were unvested became fully exercisable and vested; and (b) option holders can elect to utilize the Plan’s “Change in Control Cash-Out” provision (the “Cash-Out Option”). The Plan’s Cash-Out Option provides that during a period of 60 days from the date of a Change in Control, a Plan participant shall have the right to notify the Company that he or she wishes to surrender all or part of any Plan stock option to the Company and receive cash, within 30 days of such notice, in an amount equal to: (a) the number of applicable options multiplied by (b) the “Spread.” The “Spread” is equal to: (a) the greater of (i) the highest price of the Company’s common stock during the 60-day period prior to and including the date of the Change in Control which was $20.89 or (ii) the highest price per share of Company common stock paid in the proposed merger; less (b) the exercise price of such option.

Subsequent to March 11, 2005, and through March 31, 2005, employees elected to surrender 12 million options and the Company expensed $143 million related to this Cash-Out Option.

The highest price traded for the Company’s common stock for the 60 days prior to and including March 11, 2005 was $20.89.  Using such share price and assuming that the Cash-Out Option was elected for all remaining outstanding options under the Plan as of March 31, 2005 (for an aggregate of approximately 4 million shares), the Company will be obligated to pay approximately $45 million, which will be expensed in the Company’s statement of operations as employees elect the Cash-Out Option which expires May 10, 2005. The actual amount (if any) that the Company will be obligated to pay in settlement of the Cash-Out Option will depend upon the number of shares subject to outstanding options with respect to which Plan participants elect the Cash-Out Option. Upon settlement of the Cash-Out Option, the underlying options (and related shares) are deemed retired.

Note 12. Subsequent Event

The Company completed the sale of the Atlantic City Hilton and Bally’s Tunica in April 2005.  The Company received approximately $478 million in cash proceeds after tax and expects to record an after-tax gain of approximately $20 million in the second quarter of 2005.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the largest casino hotel operators in the United States. We have a significant presence in Nevada, New Jersey and Mississippi, the three largest state gaming markets in the United States. Our properties operate under the Caesars, Bally’s, Paris, Flamingo, Grand, Hilton and Conrad brand names. In order to better leverage what we believe is the best known brand name in gaming and to better position our Company throughout our existing markets and future development opportunities, we changed our name from Park Place Entertainment Corporation to Caesars Entertainment, Inc. in January 2004.

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

We believe that our operating results for the three months ended March 31, 2005 reflect the impact of increased consumer spending and confidence in the economy. The gaming industry continues to expand with growth coming from Native American gaming, primarily in California and New York; domestic expansion in existing and new markets, such as Philadelphia; as well as growth internationally, such as in the United Kingdom. We are pursuing opportunities in these various markets and will continue to explore new opportunities as warranted.

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

Pending Merger with Harrah’s Entertainment, Inc.

On July 14, 2004, the Company, Harrah’s Entertainment, Inc. (“Harrah’s”) and Harrah’s Operating Company, Inc. (“Harrah’s Operating”), a wholly-owned subsidiary of Harrah’s, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of the Company with and into Harrah’s Operating, which would be the surviving corporation. The Merger Agreement provides that each Company stockholder may elect to receive for each outstanding share of Company common stock either $17.75 in cash or 0.3247 shares of Harrah’s common stock. However, Harrah’s has limited the total (i) number of Harrah’s shares it will issue to the product of the Company’s outstanding number of shares multiplied by 0.6642 and further multiplied by the 0.3247 fraction referred to above (the “Stock Cap”) and (ii) cash it will issue to the product of the Company’s outstanding number of shares multiplied by 0.3358 and further multiplied by the $17.75 amount referred to above (the “Cash Cap”). To the extent that the Company’s stockholders elect to receive (i) Harrah’s stock in excess of the Stock Cap or (ii) cash in excess of the Cash Cap, then the merger consideration paid to the Company’s stockholders shall be pro rated between Harrah’s common stock and cash pursuant to the terms of the Merger Agreement. As of March 31, 2005, the outstanding number of shares of the Company’s common stock was approximately 314.8 million and using such number of shares, the aggregate merger consideration would equal (i) approximately 67.9 million shares of Harrah’s common stock and (ii) approximately $1.876 billion in cash.

On March 11, 2005, our stockholders approved the Merger Agreement at a special stockholders meeting.  The transaction with Harrah’s is subject to a number of conditions, including, among other things, the receipt of all necessary antitrust, gaming and other approvals, and the satisfaction or waiver of all other conditions precedent.

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

(1)    We signed definitive agreements to sell these properties to independent third parties. Results of these properties have been classified as Discontinued Operations in the accompanying results of operations for all applicable periods presented. The sale of the Las Vegas Hilton was completed in June 2004. The sale of the Atlantic City Hilton and Bally’s Tunica was completed in April 2005.

(2)    These are properties from which our sole source of income is management fees and royalties. Our management agreement with Dover Downs expired in December 2004 and was not renewed.

(3)    In September 2004, we reorganized the ownership structure of this property. The reorganization increased our ownership interest from 46 percent to 86 percent. As a result, we have consolidated the results of this property beginning in September 2004.

(4)    This is a property in which we own 50 percent of a company that manages the hotel casino complex and our investment in that management company is accounted for under the equity method.

(5)    We have a 25 percent interest in a joint venture that owns Caesars Gauteng and a 50 percent interest in a joint venture that manages Caesars Gauteng. We account for this property using the equity method. In December 2004 we entered into an agreement to sell our ownership and management interests in Caesars Gauteng. This transaction was completed in March 2005. The results of Caesars Gauteng have been classified as Discontinued Operations in the accompanying results of operations for all periods presented.

Comparison of three months ended March 31, 2005 with March 31, 2004

A summary of our consolidated net revenue and earnings for the three months ended March 31, 2005 and 2004 is as follows (in millions, except per share amounts):

	2005	2004
Net revenues	$1,096	$1,075
Operating income	49	189
Income (loss) from continuing operations	(22)	61
Net income	50	71
Basic and diluted earnings (loss) per share from continuing operations	(0.07)	0.20
Basic and diluted earnings per share	0.16	0.23

We recorded a loss from continuing operations of $22 million and a diluted loss per share from continuing operations of $0.07 for the three months ended March 31, 2005, which includes $155 million, or $0.33 per share, in costs related to the pending merger with Harrah’s Operating as discussed under “Merger Expense.” Income from continuing operations was $61 million or $0.20, per diluted share, for the three months ended March 31, 2004.

Net income for the three months ended March 31, 2005 includes income from discontinued operations of $72 million which includes the after-tax gain on the sale of Caesars Gauteng of $68 million. Net income for the three months ended March 31, 2004 includes income from discontinued operations of $10 million.

Casino

A summary of our consolidated casino revenue for the three months ended March 31, 2005 and 2004 is as follows (in millions):

	2005	2004
Western Region	$231	$244
Eastern Region	239	248
Mid-South Region	228	231
International Region	48	13
Total	$746	$736

Consolidated casino revenues increased one percent or $10 million to $746 million for the three months ended March 31, 2005, compared to $736 million for the three months ended March 31, 2004. This increase consisted of a $35 million increase in the International Region, offset by a $13 million decrease in the Western Region, a $9 million decline in the Eastern Region and a $3 million decrease in the Mid-South Region. In our International Region, the consolidation of Conrad Punta del Este’s operating results, beginning in September 2004 due to an ownership restructuring, contributed $34 million in casino revenues.

The decreased results in the Western Region were primarily attributable to our Las Vegas Strip properties. At Caesars Palace, casino revenue decreased approximately $5 million due to decreased table hold as well as decreased volumes in the non-baccarat table play. At Paris Las Vegas and Bally’s Las Vegas, a combined $4 million decrease in casino revenue resulted primarily from decreased gaming volumes at both properties and a decrease in table hold at Paris Las Vegas. Flamingo Las Vegas also experienced a decrease of $3 million in casino revenue due to decreased gaming volumes as compared to the prior year period.

Our Eastern Region properties reported casino revenue decreases reflecting the increased competition in that market and poor weather during January of this year.  In the Mid-South Region, Caesars Indiana reported a $5 million decrease in casino revenue attributable to January flooding along the Ohio River, which caused the property to close for nearly ten days. As a result, gaming volumes at Caesars Indiana for were down nine percent as compared to the prior year period.

Our consolidated casino operating margin improved to 51.6 percent for the three months ended March 31, 2005 compared to 49.9 percent for the three months ended March 31, 2004 as a result of the increase in revenues in our International Region as noted above as well as decreases in promotional spending and bad debt expense.

Rooms

	Average Daily Rate		Occupancy Percentage
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
Western Region	$119	$108	89%	92%
Eastern Region	$84	$80	90%	95%
Mid-South Region	$69	$61	89%	86%

Consolidated room revenues increased 12 percent or $16 million to $152 million for the three months ended March 31, 2005 compared to $136 million recorded for the three months ended March 31,

2004. This increase is primarily attributable to our Western Region, where room revenues increased approximately $13 million due to higher average daily rates as noted in the table above. The most significant improvements in room revenues were at our Las Vegas properties driven by increased room rates from our convention business and increased visits by the leisure/pleasure traveler. Increased room rates in the Mid-South and Eastern Regions contributed to a combined $1 million increase in room revenues for those regions during 2005.  In our International Region, the consolidation of Conrad Punta del Este’s operating results, beginning in September 2004 due to an ownership restructuring, contributed $2 million in room revenues.

Our consolidated room operating margin for the three months ended March 31, 2005 was 71.1 percent compared to 68.4 percent for the three months ended March 31, 2004. The increased margin was due to the increased room rates across all of our regions.

Food and Beverage

Consolidated food and beverage revenues increased $4 million to $124 million for the three months ended March 31, 2005, which is primarily attributable to our Western Region. An increase of approximately $6 million at Caesars Palace was due to the new food venues which opened at that property during the third quarter of 2004.

Our consolidated food and beverage operating margin increased to 14.5 percent for the three months ended March 31, 2005 compared to 14.2 percent for the three months ended March 31, 2004 as a result of the revenue increase noted above.

Other

Consolidated other revenues include retail sales, entertainment sales, telephone, management fee income and other miscellaneous income at our casino/hotels.

Consolidated other revenues decreased to $74 million for the three months ended March 31, 2005, compared to $83 million for the three months ended March 31, 2004.  The decrease in other revenues is primarily attributable to a $2 million decrease in entertainment revenue at Caesars Palace, and $1 million related to a management agreement with Dover Downs which expired on December 31, 2004, that was not renewed.  Additionally, in our International Region, the consolidation of Conrad Punta del Este's operating results, beginning in September 2004 due to an ownership restructuring, resulted in no management fee revenue during 2005 compared to the $2 million recognized in the three months ended March 31, 2004.

Consolidated other expenses include costs associated with selling, general, administrative, property operations, retail, entertainment, telephone and other miscellaneous costs at our casino hotels. Consolidated other expenses increased $8 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The increase includes approximately $5 million in our International Region due to the consolidation of Punta del Este’s operating results and approximately $2 million at Paris Las Vegas related to the musical “We Will Rock You,” which opened in 2004.

Depreciation and Amortization

Consolidated depreciation and amortization expense decreased to $97 million for the three months ended March 31, 2005 compared to $101 million for the comparable period of 2004. Depreciation expense for the current quarter decreased primarily due to certain short-lived equipment becoming fully depreciated before it was replaced.

Merger Expense

During the three months ended March 31, 2005, we expensed $155 million related to the pending merger of the Company with Harrah’s Operating, including $143 million related to the Cash-Out Option under the 1998 Stock Incentive Plan described below. In connection with the pending transaction, we expect to incur significant fees and expenses, including without limitation, fees and expenses payable to legal and other advisors. Caesars and Harrah’s have also agreed to “stay bonuses” of approximately $19 million in total which will be paid to select employees who are critical to the continued operations of Caesars through the completion of the merger. The stay bonuses will become payable at either the completion of the merger or on the date the merger has been terminated, provided in either case that the selected employee has remained in our employment to the applicable date. The stay bonuses were communicated to select employees in October 2004 and are being accrued over the expected service period. As of March 31, 2005, $12 million in stay bonuses have been accrued.

Effect of the Pending Merger on the 1998 Stock Incentive Plans

The occurrence of a “Change in Control” of the Company has two effects on the stock options granted pursuant to the Company’s 1998 Stock Incentive Plan (the “Plan”).

Under the Plan, a “Change in Control” occurred on March 11, 2005, when the stockholders of the Company approved the pending merger.  As a result, (a) all outstanding options which were unvested became fully exercisable and vested; and (b) option holders can elect to utilize the Plan’s “Change in Control Cash-Out” provision (the “Cash-Out Option”). The Plan’s Cash-Out Option provides that during a period of 60 days from the date of a Change in Control, a Plan participant shall have the right to notify the Company that he or she wishes to surrender all or part of any Plan stock option to the Company and receive cash, within 30 days of such notice, in an amount equal to: (a) the number of applicable options multiplied by (b) the “Spread.” The “Spread” is equal to: (a) the greater of (i) the highest price of the Company’s common stock during the 60-day period prior to and including the date of the Change in Control which was $20.89 or (ii) the highest price per share of Company common stock paid in the proposed merger; less (b) the exercise price of such option.

Subsequent to March 11, 2005, and through March 31, 2005, employees elected to surrender 12 million options and we expensed $143 million related to this Cash-Out Option.

The highest price traded for our common stock for the 60 days prior to and including March 11, 2005 was $20.89.  Using such share price and assuming that the Cash-Out Option was elected for all remaining outstanding options under the Plan as of March 31, 2005 (for an aggregate of approximately 4 million shares), we will be obligated to pay approximately $45 million, which will be expensed in our statement of operations as employees elect the Cash-Out Option which expires May 10, 2005. The actual amount (if any) that we will be obligated to pay in settlement of the Cash-Out Option will depend upon the number of shares subject to outstanding options with respect to which Plan participants elect the Cash-Out Option. Upon settlement of the Cash-Out Option, the underlying options (and related shares) are deemed retired.

Corporate Expense

Corporate expense increased $1 million to $12 million for the three months ended March 31, 2005 compared to the prior year. The increase primarily relates to charitable contributions made during the current period.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates consists of earnings from our share of ownership in Conrad Punta del Este in Uruguay (through September 2004) and Casino Windsor in Windsor, Canada. For the three months ended March 31, 2005 and 2004, equity in earnings of unconsolidated affiliates was $1 million and $5 million, respectively. This decrease is due to the consolidation of Conrad Punta del Este’s operations beginning in September 2004, as a result of an ownership restructuring in which we converted our investment balance into equity.

Net Interest Expense

Consolidated net interest expense decreased $5 million to $66 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.  The decrease in interest expense is primarily due to an increase in capitalized interest as noted below. During the quarter, we reduced our total debt balance, excluding the market value of interest rate swaps, by $18 million. Including the debt subject to the interest rate swaps, at March 31, 2005, $1.2 billion of our total debt outstanding is subject to a variable rate interest. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense charge of approximately $12 million based on our debt balance at March 31, 2005. Capitalized interest for the three months ended March 31, 2005 and 2004 was approximately $5 million and $1 million, respectively. This related to the construction projects at Caesars Palace and the parking garage at Caesars Atlantic City. In 2005, capitalized interest will increase due to the construction costs of the hotel tower and convention center at Caesars Palace and the new garage at Caesars Atlantic City.

Income Taxes

The $3 million in tax expense reported for the first quarter of 2005 was due to the impact of merger costs on operating income and the non-deductibility of certain merger-related expenses. Excluding the effect of merger costs, the effective income tax rate on continuing operations for the three months ended March 31, 2005, was 38.9 percent compared to 46.6 percent in the prior year’s period. The effective tax rate for 2004 was impacted by additional state income tax expense of $7 million (after federal income tax benefit) recorded in the first quarter of 2004 as a result of the Indiana Tax Court’s decision (in a case not involving the Company) that gaming taxes paid to the State based on casino revenues are not deductible for Indiana income tax purposes. While we previously believed that the gaming taxes were deductible, during the second quarter of 2004, we were assessed additional income taxes related to this decision for the fiscal years 2000 through 2002, as a result of the competitor’s tax case outcome. The $7 million relates to fiscal years 2000 through 2003, inclusive. Our effective income tax rate is determined by the level and composition of pretax income subject to varying federal, foreign, state, and local taxes.

Discontinued Operations

In late 2003 and during 2004, we have entered into separate agreements to sell certain of our properties and investments. The following table provides a summary of the operating results of these properties which are now classified as discontinued operations for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Las Vegas Hilton	$—	$8
Atlantic City Hilton	(1)	1
Bally’s Casino Tunica	2	2
Bally’s Casino New Orleans	1	—
Caesars Tahoe	(1)	(2)
Caesars Gauteng (including a $68 million gain, net of taxes, on the sale in March 2005)	71	1
Income from discontinued operations	$72	$10

Las Vegas Hilton

On December 24, 2003, we entered into a definitive agreement to sell the Las Vegas Hilton to an unrelated third party. This transaction was completed in June 2004.

Atlantic City Hilton and Bally’s Casino Tunica

On September 27, 2004, we entered into an agreement to sell certain assets and related liabilities of the Atlantic City Hilton and Bally’s Casino Tunica to an unrelated third party for $612 million. The transaction closed in April 2005. We received approximately $478 million in cash proceeds after taxes and expect to record an after-tax gain of approximately $20 million in the second quarter of 2005.

Bally’s Casino New Orleans

On October 22, 2004, we entered into an agreement to sell our equity interests in Belle of Orleans, LLC, which operates Bally’s Casino New Orleans, to an unrelated third party for $24 million. The transaction is expected to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions outlined in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore, no loss has been recognized as of March 31, 2005. Any gain related to this sale will be recognized when the transaction is completed.

Caesars Tahoe

On November 19, 2004, we entered into an agreement to sell certain assets and related liabilities of Caesars Tahoe to an unrelated third party for $45 million. The transaction is expected to close by the end of the second quarter of 2005 and is subject to customary regulatory approvals and closing conditions in the purchase agreement. The estimated selling price of the assets less the costs to sell this property exceeds its carrying value; therefore, no loss has been recognized as of March 31, 2005.

Caesars Gauteng

On December 24, 2004, we entered into a definitive agreement to sell our ownership and management interests in Caesars Gauteng for approximately $145 million. The transaction closed on March 31, 2005, resulting in an after-tax gain of $68 million which is included in income from discontinued operations for the three months ended March 31, 2005.

The results of the properties discussed above are classified as discontinued operations and the condensed consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Interest expense has been allocated to the income from discontinued operations based on the ratio of the discontinued operations’ net assets to the total consolidated net assets. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated.  The assets and liabilities are classified as assets held for sale and liabilities related to assets held for sale in our condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2005, we had cash and cash equivalents of $216 million, which includes cash in our casinos to fund our daily operations. In addition, at March 31, 2005, approximately $1.2 billion was undrawn under our credit facility. Net cash provided by operating activities for the three months ended March 31, 2005 was $27 million compared to $127 million in the prior year’s period. The decrease in cash provided by operating activities is due to the decrease in income from continuing operations due to the merger expenses as previously discussed. Cash provided by operating activities reflect amounts we earned during our normal course of operations. We use our cash flows from operating activities to fund our investing and financing activities, including capital expenditures, new development opportunities, to reduce our outstanding debt balances as well as additional merger expenses as noted under “Merger Expense” above. We expect to finance our operations and capital expenditures through cash flows from current operations, existing cash balances, borrowings under our credit facility (see below) and capital market transactions.

Investing Activities

For the three months ended March 31, 2005, net cash used in investing activities was $120 million, consisting principally of $106 million of capital expenditures, $114 million of additional investments and $102 million in proceeds from the sale of Caesars Gauteng. The additional investments include the purchases of the minority interest in Caesars Indiana and land in Philadelphia that was contributed to a partnership. Our capital expenditures include maintenance expenditures of $28 million which are those long-lived assets required to maintain our properties in good operating condition.  Such capital items include new gaming equipment, room and restaurant refurbishments, computer hardware, furniture and office equipment, and other similar items. Additionally, our capital expenditures for the three months ended March 31, 2005 include new unit projects of $78 million. These projects include the new hotel tower and convention facility at Caesars Palace, and a parking garage adjacent to Caesars Atlantic City.

For 2005, we currently have a budget to spend $662 million in capital expenditures, including our discontinued operations. This amount is higher than amounts expended in the previous three years, and it is possible that some portion of the $662 million will not be spent until 2006.

We currently plan to spend $239 million on maintenance projects in 2005. Significant maintenance projects in 2005 include the renovation of hotel rooms and public spaces at Caesars Palace, Flamingo Las Vegas, Caesars Atlantic City and Bally’s Atlantic City; and upgrades and replacements to computer equipment. Our 2005 maintenance budget also includes approximately $11 million of investments in new infrastructure designed to reduce energy utilization.

In 2005, our new unit capital budget currently totals $292 million. Of this, $215 million relates to the tower and meeting space addition at Caesars Palace. Other significant planned expenditures in 2005 are $33 million for the completion of the garage at Caesars Atlantic City; $9 million for several other new projects at Caesars Palace; and $24 million for a connecting skybridge and other renovations at Caesars Atlantic City in anticipation of the opening of the Pier at Caesars.

Our 2005 budget for investments is $131 million and includes the purchase of land in Philadelphia, the purchase of our partners’ interest in Caesars Indiana, both of which we completed in the first quarter of 2005, and $15 million for the Mohawk project.

Financing Activities

During the three months ended March 31, 2005, we reduced our aggregate debt by $18 million, excluding the $7 million decrease related to the market value of our interest rate swaps.

Bank Credit Facilities

As of March 31, 2005, we have a $1.8 billion senior credit facility, which expires in April 2009, and is comprised of a $500 million term loan and a $1.3 billion revolver (collectively, the “Credit Facility”). The outstanding balance on the term loan was $500 million and no amounts were outstanding under the revolver as of March 31, 2005 and December 31, 2004. In April 2005, we used proceeds from the sale of the Atlantic City Hilton and Bally’s Tunica (see Notes 6 and 12 to the Condensed Consolidated Financial Statements) to completely retire the term loan, thereby reducing overall availability under our Credit Facility to $1.3 billion. Once repaid, the availability of the term loan component is permanently reduced. Amounts paid down under the revolver may be reborrowed.

The Credit Facility contains financial covenants including a maximum leverage ratio (consolidated debt divided by consolidated ebitda, as defined in the Credit Facility) of 5.00:1.00 and a minimum interest coverage ratio (consolidated ebitda, as defined in the Credit Facility, divided by consolidated interest expense) of 2.75:1.00.  The maximum leverage ratio is 5.00:1.00 for the quarterly testing periods ended March 31, 2005 through and including September 30, 2005, 4.75:1.00 for the quarterly testing periods ending December 31, 2005 and March 31, 2006, and 4.50:1.00 for the quarterly testing periods ending June 30, 2006 and thereafter.  The interest coverage ratio remains 2.75:1.00 for all quarterly testing periods.  We are required to compute its actual leverage and interest coverage ratios on a rolling twelve-month basis as of the end of each calendar quarter.  If we are not in compliance with the required covenant ratios, an event of default would occur, which if not cured, could cause the entire outstanding borrowings under the Credit Facility to become immediately due and payable as well as trigger the cross default provisions of other debt issues.  As of March 31, 2005, we were in compliance with all applicable covenants.

Borrowings under the Credit Facility bear interest at a floating rate and may be obtained, at our option, as LIBOR advances for varying periods, or as base rate advances, each adjusted for an applicable margin (as further described in the Credit Facility).  We have historically borrowed using LIBOR advances and expect to continue doing so for the foreseeable future.  We pay a margin over LIBOR which is a function of both our leverage ratio and our credit rating.  This margin is adjusted quarterly.  Based on our leverage ratio and credit rating as of March 31, 2005, the margin over LIBOR was 115 basis points.

In a program designed for short-term borrowings at lower interest rates, we have entered into an uncommitted line of credit with a lender whereby we can borrow up to $100 million for periods of ninety days or less. In April 2005, this agreement was extended through July 2005. These amounts are classified as long-term because we have both the intent and the ability to refinance these amounts using availability under the long-term portion of our Credit Facility. We are required to maintain availability under the Credit Facility in an amount equal to the amount outstanding under the short term borrowing program. At March 31, 2005 and December 31, 2004, there was $55 million and $73 million outstanding under this program, respectively.

In April 2005, after applying the proceeds from the sale of the Atlantic City Hilton and Bally’s Tunica, there are no borrowings outstanding under our Credit Facility or the uncommitted line of credit. We also anticipate that there will be no borrowings outstanding at the close of the pending transaction with Harrah’s. The Credit Facility contains certain provisions that would restrict the pending merger with Harrah’s unless amended or waived, and there can be no assurance that such amendments or waivers will be obtained.

Interest Rate Swaps

Pursuant to our risk management policy, management may engage in actions to manage our interest rate risk position.  During the last half of 2003, we entered into four interest rate swaps representing $300 million notional amount with members of our bank group to manage interest expense.  The interest rate swaps have converted a portion of our fixed-rate debt to floating rate (“fair value hedges”).  Under the agreements, we receive a fixed interest rate of 7 percent and pay a variable interest rate based on a margin above six month LIBOR on $300 million notional amount.  The interest rate swaps mature in 2013.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $1 million and $3 million for the three months ended March 31, 2005 and 2004, respectively.

These interest rate swaps meet the shortcut criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which permits the assumption of no ineffectiveness in the hedging relationship between the swap and the underlying hedged asset or liability.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, we recorded other long-term liabilities of $1 million and other long-term assets of $6 million as of March 31, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease or increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Other

As of March 31, 2005 and December 31, 2004, other debt in the table above includes $47 million related to Baluma Holdings, S.A. which we began consolidating in September 2004 due to an ownership restructuring.

The condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 exclude from current maturities $400 million of 7.875 percent Senior Subordinated Notes due December 2005. This amount is classified as long-term because we have both the intent and the ability to refinance these notes using availability under the long-term portion of the Credit Facility.

DEVELOPMENT PROJECTS

Saint Regis Mohawk Tribe

We entered into an agreement in April 2000 with the Saint Regis Mohawk Tribe in Hogansburg, New York in which we paid $3 million for the exclusive rights to develop a Class II or Class III casino project with the Tribe in the State of New York. In November 2001, the parties entered into a development agreement and a management agreement for us to develop and manage the Tribe’s planned $500 million casino and resort complex that is to be located at Kutsher’s Country Club in Thompson, New York, which management agreement was subject to the approval of the National Indian Gaming Commission (the “NIGC”). In response to comments from the NIGC, the Company entered into an amended management agreement (the “Amended Management Agreement”) and a development agreement (the “Amended Development Agreement”) on November 10, 2003, with the Tribe. The Amended Management Agreement provides, among other things, that we will manage the casino for seven years for a management fee equal to 30 percent of Net Total Revenue, as defined in that agreement, and that the exclusive right for casino development in the State of New York has been modified to provide for mutual non-compete protections within a 125 mile zone from the Sullivan County location. The Amended Development Agreement provides, among other things, that we will acquire lands for the casino and transfer the lands to the United States to be held in trust for the Tribe, provide development assistance and construction management for the casino and receive a $15 million development fee and provide pre-construction advances of funds up to an aggregate of $20 million. It also provides that, subject to a number of conditions including, among other things, our approval of a construction budget, having received all necessary federal, state and local governmental, tribal and regulatory approvals, and the Amended Management Agreement becoming effective, we will assist the Tribe in arranging the financing necessary for the costs of construction and the initial costs of operation and provide credit support, as necessary, for such funding. We also have the right, but not the obligation, to advance such funds. We have not finalized or approved any size of construction budget. During 2004, Caesars and the Tribe began to explore third-party financing alternatives. Caesars and the Tribe have also commenced discussions regarding the form and magnitude of any credit support that may be necessary. Our ability to provide various forms of credit support will be subject to the Credit Facility described in Note 9 to the Condensed Consolidated Financial Statements. The effectiveness of the Amended Management Agreement remains subject to a number of regulatory approvals, including without limitation, final approval by the NIGC.

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

We are party to numerous lawsuits regarding its involvement in the Saint Regis Mohawk project, which lawsuits seek various monetary and other damages against us. Additionally, there are two lawsuits challenging the constitutionality of the legislation that, among other things, authorized the Governor of the State of New York to execute tribal state gaming compacts and approved the use of slot machines as “games of chance.” While we believe that we will prevail on these various matters, there can be no assurance that we will and, if we do not prevail, there can be no assurance that the damages assessed against us would be immaterial to Caesars. (For a discussion of such litigation, see Mohawk Litigation in Note 10 to the Condensed Consolidated Financial Statements.)

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

As of March 31, 2005, we had $44 million invested in the development of this project, which is classified as other long-term assets on our consolidated balance sheet. Of that amount, $18 million is to be reimbursed to us by the Tribe over a five year period commencing with the opening of the gaming facility. In the event the project is not completed, the total amount invested would be written off.

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

The management agreement for the casino resort is for an initial term of seven years, renewable upon the consent of both parties, and requires the approval of the NIGC and other regulatory bodies. In addition, the Big Sandy Tribe would have to amend its existing compact with the State of California, or negotiate a new compact for the new casino project. The project is also dependent on other regulatory approvals and contingencies. As of March 31, 2005, we have capitalized $1.2 million spent towards acquiring real estate related to this project and $2.3 million advanced to the Big Sandy Tribe for development costs approved by us and the Big Sandy Tribe. Pursuant to the Interim Loan Agreement with the Big Sandy Tribe, the $2.3 million advance is to be repaid upon the earlier of permanent financing or the casino opening date.

Caesars Wembley

In October 2004, we announced plans to develop and operate a casino resort in London, adjacent to the redeveloped Wembley National Stadium and the legendary Wembley Arena. We have since entered into definitive agreements for the pre-construction phase of the casino resort project. After certain conditions are met, we will enter in the Joint Venture Agreement with its prospective partner in the casino resort project, Quintain Estates and Development PLC. The parties anticipate that these conditions, which include obtaining necessary gaming licenses and consents, will be satisfied within approximately two years. In April 2005, permissive legislation was passed in the United Kingdom. Both parties are contemplated to own a 50 percent interest in the joint venture company. It is also contemplated that Caesars Wembley would be built on 13 acres in the 58-acre redevelopment area and will include a casino, a 400-room luxury hotel, a full-service spa and swimming pool, shops, convention and meeting facilities and a variety of restaurants, bars and lounges.

Philadelphia

In the first quarter of 2005, we purchased a 30 acre riverfront parcel in downtown Philadelphia. We then contributed the land to a partnership, for an 11 percent interest, which will develop and operate a planned casino.  Preliminary site planning is underway for casino development on 18 upland acres of the site, and we intend to be an applicant for a gaming license in Philadelphia pending the outcome of litigation challenging Pennsylvania’s recently passed gaming legislation.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

A description of our off-balance sheet arrangements and contractual obligations can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.  In connection with the pending merger with Harrah’s, we have certain obligations under stay bonuses and stock options plans as described in Note 11 to the Condensed Consolidated Financial Statements. There have been no other material changes to these disclosures as of March 31, 2005.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies or estimates as of March 31, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. In April 2004, we issued contingent convertible notes with terms as described in our Annual Report on Form 10-K for the year ended December 31, 2004. There will be no impact on the diluted earnings per share calculated related to these notes unless our common stock price exceeds the conversion price as the principle amount of the notes is convertible into cash. In that situation, we would reflect the additional common shares in the calculation of diluted earnings per share using the treasury share method.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. This statement will be effective for public companies for the first fiscal year beginning after June 15, 2005. The Company is currently in the process of determining the impact this statement will have on its financial condition or results of operations.

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

•      The Company operates in very competitive environments, particularly Las Vegas, Atlantic City and Mississippi. To the extent that hotel and/or casinos are expanded by others in markets in which the Company operates, competition will increase and the increased competition could adversely impact our future operations. The growth in the number of guest rooms and casino capacity in Las Vegas, including a new resort casino currently under construction and one that has just opened, and Atlantic City, in which a new hotel casino has recently opened, may negatively affect our operating results. Additionally, the establishment of gaming operations on Native American lands in the states of New York, California, and Arkansas and any other states near our existing operations could adversely affect the operations of the Company’s properties. The expansion of state-owned or mandated casinos in our existing markets and adjoining states could also adversely affect our properties.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. A hypothetical 100 basis point (1 percent) change in the interest rate index on which our floating rate debt is based would result in an annual expense change of approximately $12 million based on our debt balance at March 31, 2005.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective in alerting the Company’s management on a timely basis to material information relating to the Company (including its subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

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

At present, both William Ahern and Larry Schreier have dismissed their claims against all defendants and they are no longer parties to the lawsuit. The only two remaining plaintiffs are William H. Poulos and Brenda McElmore. A number of defendants, other than the Company and its subsidiaries, have recently been dismissed from the case. Motions for summary judgment filed by the remaining defendants have been briefed and are awaiting adjudication by the court. Although discovery in the case has been formally closed since April 5, 2005, various defendants are required to produce persons most knowledgeable for deposition no later than May 20, 2005. The trial in this case is set on a stacked trial calendar beginning September 12, 2005.

Mohawk Litigation

On January 29, 2002, two substantially identical actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of the State of New York to execute tribal-state gaming compacts, approved the use of slot machines as “games of chance,” approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The matters are captioned Dalton, et al. v. Pataki, et al. and Karr v. Pataki, et al.  Plaintiffs seek a declaratory judgment declaring the legislation unconstitutional and enjoining the implementation thereof. The Company intervened in the actions and moved to dismiss the first three causes of action thereof (relating to plaintiffs’ claims to invalidate the Legislature’s authorization of Indian gaming compacts). The State of New York moved to dismiss the actions in their entirety, while other defendants moved to dismiss certain causes of action. On October 30, 2002, the Court denied the motions to dismiss filed by the Company and all other defendants, and consolidated the two matters. On July 17, 2003, the Supreme Court granted defendants’ summary judgment motions, upholding the constitutionality of the legislation and dismissing plaintiffs’ complaints in their entirety. The plaintiffs appealed this decision and both sides were heard in December 2003. On July 7, 2004, the Appellate Division of the New York State Supreme Court held that the legislation authorizing six new Native American casinos in New York State, including three in the Catskills, is consistent with the

New York Constitution as well as applicable state and federal law. Plaintiffs filed a notice of appeal from the Appellate Division’s decision to the New York Court of Appeals, the highest court in the state. On May 3, 2005, the New York Court of Appeals, by a 6-1 majority, affirmed the Appellate Division’s decision and upheld the constitutionality of the challenged legislation authorizing Indian gambling in New York.

On January 3, 2005, Murrietta Lee, filed a Notice of Petition and Verified Petition against the Town of Thompson Planning Board, The St. Regis Mohawk Tribe, Caesars Entertainment, Inc., Milton Kutsher Associates and Louis Kutsher and Sons in the Supreme Court of the State of New York, County of Sullivan requesting judgment annulling the subdivision and site plan approvals granted by the Town of Thompson Planning Board on December 1, 2004 pursuant to the New York State Environmental Quality Review Act. The Petition also requests the Court order the Thompson Planning Board to require a Supplemental Environmental Impact Statement to consider the cumulative impacts of up to five casinos in Sullivan County. The Respondents have filed a Motion to Dismiss and expect a decision imminently. The Company believes that this action is without merit and will continue to vigorously contest the case.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 11, 2005, the Company held a Special Meeting of Stockholders to consider a vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of July 14, 2004, by and among Harrah’s Entertainment, Inc., Harrah’s Operating Company, Inc., a wholly-owned subsidiary of Harrah’s, and Caesars Entertainment, Inc., and the transactions contemplated by the merger agreement.  Approximately 237,238,379 of the eligible 314,021,584 shares of the Company’s common stock were represented at the meeting.  Of the shares voted, 235,903,820 were for the proposal, 1,090,965 were against the proposal, and 243,594 abstained.

ITEM 6.          EXHIBITS

(a)   Exhibits

31.1     Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of the Chief Financial Officer of Caesars Entertainment, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer of Caesars Entertainment, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of the Chief Financial Officer of Caesars Entertainment, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

(Registrant)

/S/ WESLEY D. ALLISON
	Name:	Wesley D. Allison
	Title:	Senior Vice President, Controller and
Interim Chief Financial Officer

Dated: May 10, 2005